Form 10-Q
period 2019-06-30
NRG ENERGY, INC.
filed 2019-08-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	June 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)
(Address of principal executive offices)

Delaware				41-1724239
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
804 Carnegie Center	,	Princeton	New Jersey	08540
(Address of principal executive offices)				(Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of August 7, 2019, there were 252,987,889 shares of common stock outstanding, par value $0.01 per share.

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

•	The effectiveness of NRG's risk management policies and procedures and the ability of NRG's counterparties to satisfy their financial commitments;

•	Counterparties' collateral demands and other factors affecting NRG's liquidity position and financial condition;

•	NRG's ability to operate its businesses efficiently and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;

•	NRG's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including changes in market rules, rates, tariffs and environmental laws;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately and fairly compensate NRG's generation units;

•	NRG's ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM, performance incentives in ISO-NE, and scarcity pricing in ERCOT;

•	NRG's ability to borrow funds and access capital markets, as well as NRG's substantial indebtedness and the possibility that NRG may incur additional indebtedness in the future;

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

•	NRG's ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives;

•	NRG's ability to successfully integrate, realize cost savings and manage any acquired businesses; and

•	NRG's ability to develop and maintain successful partnering relationships as needed.

Forward-looking statements speak only as of the date they were made and NRG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors that could cause NRG's actual results to differ materially from those contemplated in any forward-looking statements included in this Quarterly Report on Form 10-Q should not be construed as exhaustive.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2018
2023 Term Loan Facility	The Company's $1.7 billion (as of December 31, 2018) term loan facility due 2023, a component of the Senior Credit Facility, which was repaid during the second quarter of 2019
ACE	Affordable Clean Energy
Agua Caliente	Agua Caliente Solar Project, a 290 MW photovoltaic power station located in Yuma County, Arizona in which NRG owns 35% interest
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BETM	Boston Energy Trading and Marketing LLC
BRA	Base Residual Auction
BTU	British Thermal Unit
Business Solutions	NRG's business solutions group, which includes demand response, commodity sales, energy efficiency and energy management services
CAA	Clean Air Act
CAISO	California Independent System Operator
Carlsbad	Carlsbad Energy Center, a 528 MW natural gas-fired project located in Carlsbad, CA
CDD	Cooling Degree Day
CDWR	California Department of Water Resources
CFTC	U.S. Commodity Futures Trading Commission
C&I	Commercial industrial and governmental/institutional
CES	Clean Energy Standard
Cleco	Cleco Corporate Holdings LLC
CO2	Carbon Dioxide
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
Cottonwood	Cottonwood Generating Station, a 1,153 MW natural gas-fueled plant which NRG is leasing through May 2025
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EME	Edison Mission Energy
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Entities
GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017

GHG	Greenhouse Gas
GIP	Global Infrastructure Partners
GWh	Gigawatt Hour
HAP	Hazardous Air Pollutant
HDD	Heating Degree Day
Heat Rate
A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh

HLW	High-level radioactive waste
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 393 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG LTIP and the NRG GenOn LTIP
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWe	Megawatt equivalent
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.

NRG Yield, Inc.	NRG Yield, Inc., which changed it's name to Clearway Energy, Inc. following the sale by NRG of NRG Yield and the Renewables Platform to GIP
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NY DEC	New York Department of Environmental Conservation
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
ORDC	Operating Reserve Demand Curve
PA PUC	Pennsylvania Public Utility Commission
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on a system
Petra Nova	Petra Nova Parish Holdings, LLC which is 50% owned by NRG and which owns and operates a 240 MWe carbon capture system and a 78 MW cogeneration facility, and owns an equity interest in an oilfield
PG&E	PG&E Corporation (NYSE: PCG) and its primary operating subsidiary, Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCE
Residential Customer Equivalent is a unit of measure used by the energy industry to denote the typical annual commodity consumption by a single-family residential customer. 1 RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity

RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy Retail Services, LLC
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interest in the Keystone and Conemaugh generating facilities, respectively
Renewables	Consists of the following projects in which NRG has an ownership interest: Agua Caliente, Ivanpah, and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold by NRG to GIP with NRG's interest in NRG Yield, Inc.
Retail	Reporting segment that includes NRG's residential and small commercial businesses which go to market as Reliant, NRG and other brands owned by NRG, as well as Business Solutions
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the 2023 Term Loan Facility. The 2023 Term Loan Facility was repaid in the second quarter of 2019
Senior Notes
As of June 30, 2019, NRG's $3.8 billion outstanding unsecured senior notes consisting of $1.0 billion of the 7.25% senior notes due 2026, $1.23 billion of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028 and $733 million of the 5.250% senior notes due 2029

SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide
South Central Portfolio
NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025

STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company

TSA	Transportation Services Agreement
TWCC	Texas Westmoreland Coal Co.
UPMC Thermal Project	University of Pittsburgh Medical Center thermal generating project that provides power, steam, chilled water and backup power located in Pittsburgh, PA.
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VCP	Voluntary Clean-Up Program
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2019	2018	2019	2018
Operating Revenues
Total operating revenues	$2,465	$2,461	$4,630	$4,526
Operating Costs and Expenses
Cost of operations	1,845	1,889	3,496	3,274
Depreciation and amortization	85	112	170	232
Impairment losses	1	74	1	74
Selling, general and administrative	211	200	405	376
Reorganization costs	2	23	15	43
Development costs	2	3	4	8
Total operating costs and expenses	2,146	2,301	4,091	4,007
Gain on sale of assets	1	14	2	16
Operating Income	320	174	541	535
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	—	5	(21)	6
Other income/(expense), net	20	(23)	32	(23)
Loss on debt extinguishment, net	(47)	(1)	(47)	(3)
Interest expense	(105)	(123)	(219)	(239)
Total other expense	(132)	(142)	(255)	(259)
Income from Continuing Operations Before Income Taxes	188	32	286	276
Income tax (benefit)/expense	(1)	5	3	11
Income from Continuing Operations	189	27	283	265
Income from discontinued operations, net of income tax	13	69	401	64
Net Income	202	96	684	329
Less: Net income/(loss) attributable to noncontrolling interest and redeemable interests	1	24	1	(22)
Net Income Attributable to NRG Energy, Inc.	$201	$72	$683	$351
Earnings per Share Attributable to NRG Energy, Inc.
Weighted average number of common shares outstanding — basic	265	310	272	314
Income from continuing operations per weighted average common share — basic	$0.71	$0.01	$1.04	$0.92
Income from discontinued operations per weighted average common share — basic	$0.05	$0.22	$1.47	$0.20
Earnings per Weighted Average Common Share — Basic	$0.76	$0.23	$2.51	$1.12
Weighted average number of common shares outstanding — diluted	267	314	274	318
Income from continuing operations per weighted average common share — diluted	$0.70	$0.01	$1.03	$0.90
Income from discontinued operations per weighted average common share — diluted	$0.05	$0.22	$1.46	$0.20
Earnings per Weighted Average Common Share — Diluted	$0.75	$0.23	$2.49	$1.10
Dividends Per Common Share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Income	$202	$96	$684	$329
Other Comprehensive (Loss)/Income
Unrealized gain on derivatives	—	5	—	19
Foreign currency translation adjustments	(1)	(4)	—	(6)
Available-for-sale securities	1	1	1	1
Defined benefit plans	(3)	(1)	(6)	(2)
Other comprehensive (loss)/income	(3)	1	(5)	12
Comprehensive Income	199	97	679	341
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1	26	1	(12)
Comprehensive Income Attributable to NRG Energy, Inc.	$198	$71	$678	$353
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In millions, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$294	$563
Funds deposited by counterparties	31	33
Restricted cash	11	17
Accounts receivable, net	1,049	1,024
Inventory	370	412
Derivative instruments	850	764
Cash collateral paid in support of energy risk management activities	163	287
Prepayments and other current assets	277	302
Current assets - held-for-sale	—	1
Current assets - discontinued operations	—	197
Total current assets	3,045	3,600
Property, plant and equipment, net	2,610	3,048
Other Assets
Equity investments in affiliates	383	412
Operating lease right-of-use assets, net	499	—
Goodwill	573	573
Intangible assets, net	561	591
Nuclear decommissioning trust fund	748	663
Derivative instruments	426	317
Deferred income taxes	55	46
Other non-current assets	271	289
Non-current assets - held-for-sale	—	77
Non-current assets - discontinued operations	—	1,012
Total other assets	3,516	3,980
Total Assets	$9,171	$10,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$87	$72
Current portion of operating lease liabilities	74	—
Accounts payable	723	863
Derivative instruments	778	673
Cash collateral received in support of energy risk management activities	31	33
Accrued expenses and other current liabilities	601	680
Current liabilities - held-for-sale	—	5
Current liabilities - discontinued operations	—	72
Total current liabilities	2,294	2,398
Other Liabilities
Long-term debt and capital leases	5,794	6,449
Non-current operating lease liabilities	513	—
Nuclear decommissioning reserve	290	282
Nuclear decommissioning trust liability	448	371
Derivative instruments	374	304
Deferred income taxes	71	65
Other non-current liabilities	1,016	1,274
Non-current liabilities - held-for-sale	—	65
Non-current liabilities - discontinued operations	—	635
Total other liabilities	8,506	9,445
Total Liabilities	10,800	11,843
Redeemable noncontrolling interest in subsidiaries	19	19
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 421,830,474 and 420,288,886 shares issued and 258,570,598 and 283,650,039 shares outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in-capital	8,488	8,510
Accumulated deficit	(5,355)	(6,022)
Less treasury stock, at cost - 163,259,876 and 136,638,847 shares at June 30, 2019 and December 31, 2018, respectively	(4,686)	(3,632)
Accumulated other comprehensive loss	(99)	(94)
Total Stockholders' Equity	(1,648)	(1,234)
Total Liabilities and Stockholders' Equity	$9,171	$10,628

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2019	2018
Cash Flows from Operating Activities
Net Income	$684	$329
Income from discontinued operations, net of income tax	401	64
Income from continuing operations	283	265
Adjustments to reconcile net income to cash provided by operating activities:
Distributions and equity earnings of unconsolidated affiliates	22	12
Depreciation, amortization and accretion	184	252
Provision for bad debts	52	30
Amortization of nuclear fuel	27	24
Amortization of financing costs and debt discount/premiums	13	13
Loss on debt extinguishment, net	47	3
Amortization of intangibles and out-of-market contracts	14	20
Amortization of unearned equity compensation	10	15
Loss/(gain) on sale and disposal of assets	1	(16)
Impairment losses	1	88
Changes in derivative instruments	(22)	(145)
Changes in deferred income taxes and liability for uncertain tax benefits	(5)	(2)
Changes in collateral deposits in support of energy risk management activities	125	(9)
Changes in nuclear decommissioning trust liability	17	41
Loss on deconsolidation of Ivanpah project	—	22
Changes in other working capital	(388)	(349)
Cash provided by continuing operations	381	264
Cash provided by discontinued operations	8	249
Net Cash Provided by Operating Activities	389	513
Cash Flows from Investing Activities
Payments for acquisitions of businesses	(21)	(211)
Capital expenditures	(107)	(282)
Net proceeds from sale of emission allowances	(1)	3
Investments in nuclear decommissioning trust fund securities	(209)	(346)
Proceeds from the sale of nuclear decommissioning trust fund securities	191	303
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1,289	146
Deconsolidation of Ivanpah project	—	(160)
Net distributions from investments in unconsolidated affiliates	7	(15)
Contributions to discontinued operations	(44)	(16)
Cash provided/(used) by continuing operations	1,105	(578)
Cash used by discontinued operations	(2)	(584)
Net Cash Provided/(Used) by Investing Activities	1,103	(1,162)
Cash Flows from Financing Activities
Payments of dividends to common stockholders	(16)	(19)
Payments for treasury stock	(1,039)	(500)
Payments for debt extinguishment costs	(24)	—
Distributions to noncontrolling interests from subsidiaries	(1)	(14)
Proceeds from issuance of common stock	2	11
Proceeds from issuance of short and long-term debt	1,833	994
Payment of debt issuance costs	(33)	(19)
Payments for short and long-term debt	(2,485)	(348)
Cash (used)/provided by continuing operations	(1,763)	105
Cash provided by discontinued operations	43	345
Net Cash (Used)/Provided by Financing Activities	(1,720)	450
Change in Cash from discontinued operations	49	10
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(277)	(209)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	613	1,086
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$336	$877
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
	(In millions)
Balance at December 31, 2018	$4	$8,510	$(6,022)	$(3,632)	$(94)	$(1,234)
Net income			482			482
Other comprehensive loss					(2)	(2)
Share repurchases		(10)		(739)		(749)
Equity-based compensation		(32)				(32)
Issuance of common stock		5				5
Common stock dividends			(8)			(8)
Balance at March 31, 2019	$4	$8,473	$(5,548)	$(4,371)	$(96)	$(1,538)
Net income			201			201
Other comprehensive loss					(3)	(3)
Share repurchases		10		(315)		(305)
Equity-based compensation		5				5
Common stock dividends			(8)			(8)
Balance at June 30, 2019	$4	$8,488	$(5,355)	$(4,686)	$(99)	$(1,648)

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Noncon- trolling Interest	Total Stock-holders' Equity
	(In millions)
Balance at December 31, 2017	$4	$8,376	$(6,268)	$(2,386)	$(72)	$2,314	$1,968
Net income/(loss)			279			(30)	249
Other comprehensive income					11		11
Sale of assets to NRG Yield, Inc.		8				4	12
ESPP share purchases		(2)		5			3
Share repurchases				(93)			(93)
Equity-based compensation		(10)					(10)
Issuance of common stock		7					7
Common stock dividends			(10)				(10)
Distributions to noncontrolling interests						(19)	(19)
Dividends paid to NRG Yield, Inc.						(30)	(30)
Contributions from noncontrolling interests						153	153
Adoption of new accounting standards			17				17
Balance at March 31, 2018	$4	$8,379	$(5,982)	$(2,474)	$(61)	$2,392	$2,258
Net income			72			32	104
Other comprehensive income					1		1
Sale of assets to NRG Yield, Inc.						(2)	(2)
ESPP share purchases				(1)			(1)
Share repurchases		(11)		(396)			(407)
Equity-based compensation		8					8
Issuance of common stock		4					4
Common stock dividends			(9)				(9)
Distributions to noncontrolling interests						(15)	(15)
Dividends paid to NRG Yield, Inc.						(31)	(31)
Contributions from noncontrolling interests						150	150
Adoption of new accounting standards			(1)				(1)
Deconsolidation of Business						(89)	(89)
Equity component of convertible senior notes		101					101
Balance at June 30, 2018	$4	$8,481	$(5,920)	$(2,871)	$(60)	$2,437	$2,071

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is an energy company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing, selling and delivering electricity and related products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG is perfecting the integrated model by balancing retail load with generation supply within its deregulated markets, while evolving to a customer-driven business. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names "NRG", "Reliant" and other brand names owned by NRG, supported by approximately 23,000 MW of generation as of June 30, 2019.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2019, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018.
Discontinued Operations
During the fourth quarter of 2018, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company concluded that the sale of its South Central Portfolio to Cleco, excluding the Cottonwood facility, met held-for-sale criteria and should be presented as discontinued operations, as the sale, which closed on February 4, 2019, represented a strategic shift in the business in which NRG operates. The financial information for all historical periods has been recast to reflect the presentation of these entities as discontinued operations.
On August 31, 2018, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc. and its Renewables Platform for financial reporting purposes. The financial information for all historical periods has been recast to reflect the presentation of these entities, as well as the Carlsbad project, as discontinued operations. As a result of the sale of NRG Yield, the Company no longer controls the Agua Caliente project. Due to this change in control, the Company also deconsolidated the Agua Caliente project from its financial results and began accounting for the project as an equity method investment.
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

Note 2 — Summary of Significant Accounting Policies
Net Income attributable to NRG Energy, Inc.
The following table reflects the net income attributable to NRG Energy, Inc. after removing the net income/(loss) attributable to the noncontrolling interest and redeemable noncontrolling interest:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Income from continuing operations, net of income tax	$188	$27	$282	$272
Income from discontinued operations, net of income tax	13	45	401	79
Net income attributable to NRG Energy, Inc.	$201	$72	$683	$351

Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property, plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net:

	June 30, 2019	December 31, 2018
	(In millions)
Accounts receivable allowance for doubtful accounts	$28	$32
Property, plant and equipment accumulated depreciation	1,684	1,811
Intangible assets accumulated amortization	1,182	1,149
Out-of-market contracts accumulated amortization	—	37

Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$294	$563
Funds deposited by counterparties	31	33
Restricted cash	11	17
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$336	$613

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

Note 3 — Revenue Recognition
Performance Obligations
As of June 30, 2019, estimated future fixed fee performance obligations are $315 million for the remaining six months of fiscal year 2019, and $512 million, $542 million, $284 million and $29 million for the entirety of fiscal years 2020, 2021, 2022 and 2023, respectively. These performance obligations are for cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 along with the reportable segment for each category:

	Three months ended June 30, 2019
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$497	$117	$614	$(365)	$249
Capacity revenue(c)	—	—	154	154	1	155
Retail revenue
Mass customers	1,401	—	—	—	(1)	1,400
Business Solutions customers	345	—	—	—	—	345
Total retail revenue	1,746	—	—	—	(1)	1,745
Mark-to-market for economic hedging activities(a)(b)	2	460	64	524	(285)	241
Other revenues(c)	—	16	59	75	—	75
Total operating revenue	1,748	973	394	1,367	(650)	2,465
Less: Lease revenue	3	—	2	2	—	5
Less: Realized and unrealized ASC 815 revenue(a)	2	1,184	140	1,324	(649)	677
Total revenue from contracts with customers	$1,743	$(211)	$252	$41	$(1)	$1,783
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 which are included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$717	$42	$759	$(365)	$394
Capacity revenue	—	—	29	29	1	30
Other revenue	—	7	5	12	—	12

	Three months ended June 30, 2018
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$402	$259	$661	$(251)	$410
Capacity revenue(c)	—	—	165	165	—	165
Retail revenue
Mass customers	1,377	—	—	—	(1)	1,376
Business Solutions customers	437	—	—	—	—	437
Total retail revenue	1,814	—	—	—	(1)	1,813
Mark-to-market for economic hedging activities(a)(b)	—	296	(22)	274	(264)	10
Other revenues(c)	—	10	57	67	(4)	63
Total operating revenue	1,814	708	459	1,167	(520)	2,461
Less: Lease revenue	3	—	2	2	—	5
Less: Realized and unrealized ASC 815 revenue(a)	—	865	48	913	(511)	402
Total revenue from contracts with customers	$1,811	$(157)	$409	$252	$(9)	$2,054
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 which are included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$569	$26	$595	$(247)	$348
Capacity revenue	—	—	39	39	—	39
Other revenue	—	—	5	5	—	5

	Six months ended June 30, 2019
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$855	$341	$1,196	$(641)	$555
Capacity revenue(c)	—	—	309	309	—	309
Retail revenue
Mass customers	2,722	—	—	—	(2)	2,720
Business Solutions customers	631	—	—	—	—	631
Total retail revenue	3,353	—	—	—	(2)	3,351
Mark-to-market for economic hedging activities(a)(b)	2	473	56	529	(270)	261
Other revenues(c)	—	45	111	156	(2)	154
Total operating revenue	3,355	1,373	817	2,190	(915)	4,630
Less: Lease revenue	6	—	4	4	—	10
Less: Realized and unrealized ASC 815 revenue(a)	2	1,730	237	1,967	(911)	1,058
Total revenue from contracts with customers	$3,347	$(357)	$576	$219	$(4)	$3,562
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 which are included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,242	$129	$1,371	$(641)	$730
Capacity revenue	—	—	48	48	—	48
Other revenue	—	15	4	19	—	19

	Six months ended June 30, 2018
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$666	$598	$1,264	$(411)	$853
Capacity revenue(c)	—	—	308	308	(1)	307
Retail revenue
Mass customers	2,553	—	—	—	(2)	2,551
Business Solutions customers	747	—	—	—	—	747
Total retail revenue	3,300	—	—	—	(2)	3,298
Mark-to-market for economic hedging activities(a)(b)	(6)	(273)	(27)	(300)	220	(86)
Other revenues(c)	—	64	102	166	(12)	154
Total operating revenue	3,294	457	981	1,438	(206)	4,526
Less: Lease revenue	7	—	4	4	—	11
Less: Realized and unrealized ASC 815 revenue(a)	(6)	714	132	846	(184)	656
Total revenue from contracts with customers	$3,293	$(257)	$845	$588	$(22)	$3,859
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 which are included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$982	$86	$1,068	$(404)	$664
Capacity revenue	—	—	65	65	—	65
Other revenue	—	5	8	13	—	13

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Deferred customer acquisition costs	$123	$111

Accounts receivable, net - Contracts with customers	1,015	999
Accounts receivable, net - Derivative instruments	43	20
Accounts receivable, net - Affiliate	4	5
Total accounts receivable, net	$1,062	$1,024

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$403	$392
Deferred revenues(a)	89	67
(a) Deferred revenues from contracts with customers for the six month period ended June 30, 2019 and the twelve month period ended December 31, 2018 were approximately $31 million and $19 million, respectively
The revenue recognized during the six months ended June 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $13 million and $16 million, respectively. The revenue recognized during the three months ended June 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $19 million and $16 million, respectively. The change in deferred revenue balances during the three and six months ended June 30, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Note 4 — Acquisitions, Discontinued Operations and Dispositions
Acquisitions
Stream Energy Acquisition - On May 15, 2019, the Company entered into an agreement to acquire Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $300 million in cash and estimated transaction costs and working capital adjustments of approximately $25 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers. The acquisition closed on August 1, 2019.
XOOM Energy Acquisition - On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for $213 million in cash. The acquisition increased NRG's retail portfolio by approximately 395,000 RCEs or 300,000 customers. The purchase price was allocated as follows:

(In millions)
Net current and non-current working capital	$46
Other intangible assets	133
Goodwill	34
XOOM Purchase Price	$213

Discontinued Operations
Sale of South Central Portfolio
On February 4, 2019, the Company completed the sale of the South Central Portfolio to Cleco for cash consideration of $1 billion excluding working capital and other adjustments. The Company concluded that the divested business met the criteria for discontinued operations as of December 31, 2018, as the disposition represented a strategic shift in the business in which NRG operates and the criteria for held-for-sale were met. As such, all current and prior period results for the operations of the South Central Portfolio, except for the Cottonwood facility as discussed below, were reclassified as discontinued operations. In connection with the transaction, NRG also entered into a transition services agreement to provide certain corporate services to the divested business.
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
Summarized results of the South Central Portfolio discontinued operations were as follows:

	Three months ended		Six months ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating revenues	$—	$107	$31	$209
Operating costs and expenses	—	(91)	(23)	(177)
Gain from discontinued operations, net of tax	—	16	8	32
Gain on disposal of discontinued operations, net of tax	1	—	28	—
Gain from discontinued operations, including disposal, net of tax	$1	$16	$36	$32

The following table summarizes the major classes of assets and liabilities classified as discontinued operations of the South Central Portfolio:

(In millions)	December 31, 2018
Cash and cash equivalents	$89
Accounts receivable - trade, net	49
Inventory	35
Other current assets	5
Current assets - discontinued operations	178
Property, plant and equipment, net	408
Other non-current assets	1
Non-current assets - discontinued operations	409
Accounts payable	19
Other current liabilities	5
Current liabilities - discontinued operations	24
Out-of-market contracts, net	50
Other non-current liabilities	11
Non-current liabilities - discontinued operations	$61

Sale of Ownership in NRG Yield, Inc. and the Renewables Platform
On August 31, 2018, the Company completed the sale of its ownership interests in NRG Yield, Inc. and the Renewables Platform to GIP for total cash consideration of $1.348 billion. The Company concluded that the divested businesses met the criteria for discontinued operations, as the dispositions represent a strategic shift in the markets in which NRG operates. As such, all prior period results for NRG Yield, Inc. and the Renewables Platform were reclassified as discontinued operations. In connection with the transaction, NRG entered into a transition services agreement to provide certain corporate services to the divested businesses. During the six months ended June 30, 2019, the Company recorded an adjustment to reduce the purchase price by $17 million in connection with the completion of the Patriot Wind project. The Company expects to recover a portion of this adjustment in the future. During the six months ended June 30, 2019, the Company reduced the liability related to the indemnification of NRG Yield for any increase in property taxes for certain solar properties by $22 million due to updated estimates.
Carlsbad
On February 6, 2018, NRG entered into an agreement with NRG Yield and GIP to sell 100% of its membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, for $385 million of cash consideration, excluding working capital adjustments. The primary condition to close the Carlsbad transaction was the completion of the sale of NRG Yield and the Renewables Platform. At the time of the sale of NRG Yield and the Renewables Platform in August 2018, the Company concluded that the Carlsbad project met the criteria for discontinued operations and accordingly, all current and prior period results for Carlsbad were reclassified as discontinued operations. The transaction closed on February 27, 2019. Carlsbad continues to have a ground lease and easement agreement with NRG with an initial term ending in 2039 and two ten year extensions. As a result of the transaction, additional commitments related to the project totaled approximately $23 million as of December 31, 2018 and June 30, 2019.

Summarized results of NRG Yield, Inc. and the Renewables Platform and Carlsbad discontinued operations were as follows:

	Three months ended		Six months ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating revenues	$—	$368	$19	$628
Operating costs and expenses	—	(223)	(9)	(453)
Other expenses	—	(65)	(5)	(123)
Gain from operations of discontinued components, before tax	—	80	5	52
Income tax expense/(benefit)	—	2	—	(5)
Gain from discontinued operations, net of tax	—	78	5	57
Gain on disposal of discontinued operations, net of tax	(17)	—	331	—
Other Commitments, Indemnification and Fees	27	—	27	—
Gain on disposal of discontinued operations, net of tax	10	—	358	—
Gain from discontinued operations, including disposal, net of tax	$10	$78	$363	$57

The following table summarizes the major classes of assets and liabilities classified as discontinued operations of Carlsbad:

(In millions)	December 31, 2018
Restricted cash	$4
Accounts receivable - trade, net	10
Other current assets	5
Current assets - discontinued operations	19
Property, plant and equipment, net	590
Intangible assets, net	9
Other non-current assets	4
Non-current assets - discontinued operations	603
Current portion of long-term debt and capital leases	20
Accounts payable	27
Other current liabilities	1
Current liabilities - discontinued operations	48
Long-term debt and capital leases	572
Other non-current liabilities	2
Non-current liabilities - discontinued operations	$574

Sale of Assets to NRG Yield, Inc. Prior to Discontinued Operations
On June 19, 2018, the Company completed the UPMC Thermal Project and received cash consideration from NRG Yield of $84 million, plus an additional $3 million received at final completion in January 2019.
On March 30, 2018, the Company sold to NRG Yield, Inc. 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project located in Texas. NRG Yield, Inc. paid cash consideration of $42 million, excluding working capital adjustments, and assumed non-recourse debt of $183 million.
GenOn
On June 14, 2017, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the bankruptcy filings, NRG concluded that it no longer controlled GenOn as it was subject to the control of the Bankruptcy Court; and, accordingly, NRG deconsolidated GenOn for financial reporting purposes as of June 14, 2017.

By eliminating a large portion of its operations in the PJM market with the deconsolidation of GenOn, NRG concluded that GenOn met the criteria for discontinued operations, as this represented a strategic shift in the business in which NRG operates. As such, all prior period results for GenOn were reclassified as discontinued operations. GenOn's plan of reorganization was confirmed on December 14, 2018.
Summarized results of GenOn discontinued operations were as follows:

	Three months ended		Six months ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income - affiliate	$—	$2	$—	$3
Pension and post-retirement liability assumption	—	1	—	1
Advisory and consulting fees	—	(1)	—	(2)
Other	2	(27)	2	(27)
Gain/(loss) from discontinued operations, net of tax	$2	$(25)	$2	$(25)

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
GenMA Settlement
The Bankruptcy Court approved settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic's stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The definitive documentation effectuating the GenMA Settlement was finalized as of April 27, 2018. Certain terms of the compromise with respect to NRG and GenOn Mid-Atlantic are as follows:
•Settlement of all pending litigation and objections to the Plan (including with respect to releases and feasibility);
•NRG provided $37.5 million in letters of credit as new qualifying credit support to GenOn Mid-Atlantic; and

•	NRG paid $6 million as reimbursement of professional fees incurred by certain of GenOn Mid- Atlantic's stakeholders in connection with the GenMA Settlement.
Dispositions
On June 29, 2018, the Company completed the sale of Canal 3 to Stonepeak Kestrel for cash proceeds of $16 million and recorded a gain of $17 million. Prior to the sale, Canal 3 entered into a financing arrangement and received cash proceeds of $167 million, of which $151 million was distributed to the Company. The related debt was non-recourse to NRG and was transferred to Stonepeak Kestrel in connection with the sale of Canal 3. The Company entered into a project management agreement in 2018 to manage construction of Canal 3, and substantial completion was reached in June 2019.
The Company completed other asset sales for cash proceeds of $18 million and $16 million during the six months ended June 30, 2019 and 2018, respectively.

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

The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable	$12	$8	$17	$14
Liabilities:
Long-term debt, including current portion (a)	5,951	6,422	6,591	6,697

(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$6,305	$117	$6,528	$169

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$38	$—	$19	$19
Nuclear trust fund investments:
Cash and cash equivalents	25	25	—	—
U.S. government and federal agency obligations	57	57	—	—
Federal agency mortgage-backed securities	92	—	92	—
Commercial mortgage-backed securities	29	—	29	—
Corporate debt securities	102	—	102	—
Equity securities	366	366	—	—
Foreign government fixed income securities	4	—	4	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,276	131	770	375
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	73
Equity securities	9
Total assets	$2,072	$580	$1,016	$394
Derivative liabilities:
Commodity contracts	$1,152	$245	$629	$278
Total liabilities	$1,152	$245	$629	$278

	As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$39	$2	$18	$19
Nuclear trust fund investments:
Cash and cash equivalents	19	19	—	—
U.S. government and federal agency obligations	46	46	—	—
Federal agency mortgage-backed securities	100	—	100	—
Commercial mortgage-backed securities	22	—	22	—
Corporate debt securities	96	—	96	—
Equity securities	312	312	—	—
Foreign government fixed income securities	4	—	4	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,042	137	796	109
Interest rate contracts	39	—	39	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	64
Equity securities	8
Total assets	$1,792	$517	$1,075	$128
Derivative liabilities:
Commodity contracts	$977	$224	$664	$89
Total liabilities	$977	$224	$664	$89

There were no transfers during the three and six months ended June 30, 2019 and 2018 between Levels 1 and 2. The following tables reconcile, for the three and six months ended June 30, 2019 and 2018, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2019			Six months ended June 30, 2019
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$18	$(2)	$16	$19	$20	$39
Contracts added from acquisitions	—	(1)	(1)	—	(1)	(1)
Total gains/(losses) — realized/unrealized included in earnings	1	(17)	(16)	1	(27)	(26)
Cash received	—	—	—	(1)	—	(1)
Purchases	—	(10)	(10)	—	(12)	(12)
Transfers into Level 3(b)	—	113	113	—	130	130
Transfers out of Level 3(b)	—	14	14	—	(13)	(13)
Ending balance as of June 30, 2019	$19	$97	$116	$19	$97	$116
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2019	$1	$(19)	$(18)	$1	$(31)	$(30)

(a)	Consists of derivative assets and liabilities, net

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2018			Six months ended June 30, 2018
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$5	$24	$19	$(15)	$4
Contracts added in XOOM acquisition	—	12	12	—	12	12
Total (losses) — realized/unrealized included in earnings	—	(27)	(27)	—	(16)	(16)
Purchases	—	(4)	(4)	—	(3)	(3)
Transfers into Level 3(b)	—	193	193	—	197	197
Transfers out of Level 3(b)	—	(5)	(5)	—	(1)	(1)
Ending balance as of June 30, 2018	$19	$174	$193	$19	$174	$193
(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2018	$—	$(27)	$(27)	$—	$(15)	$(15)

(a)	Consists of derivative assets and liabilities, net

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of June 30, 2019, contracts valued with prices provided by models and other valuation techniques make up 29% of derivative assets and 24% of derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$347	$261	Discounted Cash Flow	Forward Market Price (per MWh)	$4	$142	$25
FTRs	28	17	Discounted Cash Flow	Auction Prices (per MWh)	(134)	52	0
	$375	$278

	December 31, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$89	$75	Discounted Cash Flow	Forward Market Price (per MWh)	$1	$214	$31
FTRs	20	14	Discounted Cash Flow	Auction Prices (per MWh)	(90)	34	0
	$109	$89

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2019 and December 31, 2018:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of June 30, 2019 the credit reserve resulted in a $2 million decrease in cost of operations. As of December 31, 2018, the credit reserve did not result in a significant change in fair value in operating revenue and cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2018 Form 10-K. As of June 30, 2019, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $273 million and NRG held collateral (cash and letters of credit) against those positions of $93 million, resulting in a net exposure of $226 million. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 60% of the Company's exposure before collateral is expected to roll off by the end of 2020. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	84%
Financial institutions	16
Total as of June 30, 2019	100%

Net Exposure (a) (b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	53%
Non-investment grade/non-rated	47
Total as of June 30, 2019	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has $33 million in exposure to one wholesale counterparty in excess of 10% of total net exposure discussed above as of June 30, 2019. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on its financial position or results of operations from nonperformance by any of NRG's counterparties.
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

Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2019, aggregate credit risk exposure managed by NRG to these counterparties was approximately $524 million for the next five years, including exposure to PG&E as described below.

NRG, through its unconsolidated affiliates Ivanpah and Agua Caliente, has exposure to PG&E of approximately $337 million for the next five years. As a result of the bankruptcy filing by PG&E on January 29, 2019, it is uncertain whether and to what extent the bankruptcy may have an effect on these contracts. For further discussion see Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs.
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
As of June 30, 2019, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities.
Note 6 — Nuclear Decommissioning Trust Fund
NRG's Nuclear Decommissioning Trust Fund assets, which are for the decommissioning of its 44% interest in STP, are comprised of securities classified as available-for-sale and recorded at fair value based on actively quoted market prices. NRG accounts for the Nuclear Decommissioning Trust Fund in accordance with ASC 980, Regulated Operations, because the Company's nuclear decommissioning activities are subject to approval by the PUCT with regulated rates that are designed to recover all decommissioning costs and that can be charged to and collected from the ratepayers per PUCT mandate. Since the Company is in compliance with PUCT rules and regulations regarding decommissioning trusts and the cost of decommissioning is the responsibility of the Texas ratepayers, not NRG, all realized and unrealized gains or losses (including other-than-temporary impairments) related to the Nuclear Decommissioning Trust Fund are recorded to the Nuclear Decommissioning Trust liability and are not included in net income or accumulated OCI, consistent with regulatory treatment.
The following table summarizes the aggregate fair values and unrealized gains and losses for the securities held in the trust funds, as well as information about the contractual maturities of those securities.

	As of June 30, 2019				As of December 31, 2018
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$25	$—	$—	—	$19	$—	$—	—
U.S. government and federal agency obligations	57	4	—	12	46	1	—	12
Federal agency mortgage-backed securities	92	2	—	24	100	1	2	23
Commercial mortgage-backed securities	29	1	1	23	22	—	1	22
Corporate debt securities	102	5	—	11	96	1	2	11
Equity securities	439	291	—	—	376	231	1	—
Foreign government fixed income securities	4	—	—	8	4	—	—	9
Total	$748	$303	$1		$663	$234	$6

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
	2019	2018
	(In millions)
Realized gains	$5	$7
Realized losses	(5)	(6)
Proceeds from sale of securities	191	303

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of June 30, 2019, NRG had energy-related derivative instruments extending through 2034. The Company marks these derivatives to market through the statement of operations. NRG has executed power purchase agreements extending through 2033 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG was exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG entered into interest rate swap agreements. As of June 30, 2019, NRG had no interest rate derivative instruments as a result of the early termination of such contracts in connection with the repayment of the 2023 Term Loan Facility during the second quarter of 2019. See Note 10, Debt and Capital Leases, for further discussion.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2019 and December 31, 2018. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2019	December 31, 2018
Category	Units	(In millions)
Emissions	Short Ton	1	(2)
Renewable Energy Certificates	Certificates	1	1
Coal	Short Ton	7	13
Natural Gas	MMBtu	(238)	(330)
Oil	Barrels	—	1
Power	MWh	21	1
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$—	$1,000
The decrease in the natural gas position was primarily the result of additional retail hedge positions and settlement of generation hedges. The increase in the power position was primarily the result of additional retail hedge positions and the settlement of generation hedges. The decrease in the interest position was the result of the early settlement of the interest rate swaps.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$17	$—	$—
Interest rate contracts long-term	—	22	—	—
Commodity contracts current	850	747	778	673
Commodity contracts long-term	426	295	374	304
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$1,276	$1,081	$1,152	$977

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

	Gross Amounts Not Offset in the June 30, 2019 Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
	(In millions)
Commodity contracts:
Derivative assets	$1,276	$(1,029)	$(10)	$237
Derivative liabilities	(1,152)	1,029	58	(65)
Total commodity contracts	$124	$—	$48	$172

	Gross Amounts Not Offset in the December 31, 2018 Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
	(In millions)
Commodity contracts:
Derivative assets	$1,042	$(778)	$(31)	$233
Derivative liabilities	(977)	778	114	(85)
Total commodity contracts	65	—	83	148
Interest rate contracts:
Derivative assets	39	—	—	39
Total interest rate contracts	39	—	—	39
Total derivative instruments	$104	$—	$83	$187

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company's accumulated OCL balance attributable to cash flow hedge derivatives, net of tax:

	Interest Rate Contracts
	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In millions)
Accumulated OCL beginning balance	$(31)	$(54)
Reclassified from accumulated OCL to income:
Due to realization of previously deferred amounts	3	7
Mark-to-market of cash flow hedge accounting contracts	5	24
Accumulated OCL ending balance, net of $5 tax	$(23)	$(23)

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$11	$(2)	$30	$(1)
Reversal of acquired loss/(gain) positions related to economic hedges	1	(1)	(1)	(1)
Net unrealized gains/(losses) on open positions related to economic hedges	9	(73)	12	132
Total unrealized mark-to-market gains/(losses) for economic hedging activities	21	(76)	41	130
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(3)	(7)	(6)
Net unrealized gains on open positions related to trading activity	13	8	26	19
Total unrealized mark-to-market gains for trading activity	12	5	19	13
Total unrealized gains/(losses)	$33	$(71)	$60	$143

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Unrealized gains/(losses) included in operating revenues	$253	$15	$280	$(73)
Unrealized (losses)/gains included in cost of operations	(220)	(86)	(220)	216
Total impact to statement of operations — energy commodities	$33	$(71)	$60	$143
Total impact to statement of operations — interest rate contracts	$(29)	$3	$(38)	$15
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the six months ended June 30, 2019, the $12 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward power positions due to decreases in power prices.
For the six months ended June 30, 2018, the $132 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate and ERCOT electricity contracts due to ERCOT heat rate expansion and increases in ERCOT power prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of June 30, 2019 was $19 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2019 was $13 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was $3 million as of June 30, 2019.
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
As permitted by Topic 842, the Company made an accounting policy election for all asset classes not to recognize right-of-use assets and lease liabilities in the consolidated balance sheets for its short-term leases, which are leases that have a lease term of twelve months or less. For the initial measurement of lease liabilities, the Company uses as the discount rate either the rate implicit in the lease, if known, or its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, over a similar term an amount equal to the payments for the lease.
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

As described in Note 4, Acquisitions, Discontinued Operations and Dispositions, upon the close of the South Central Portfolio sale, the Company entered into an agreement to leaseback the Cottonwood facility through May 2025. The lease was accounted for in accordance with ASC 842-40, Sale and Leaseback Transactions, as an operating lease and accordingly, a right-of-use asset and lease liability were established on the lease commencement date and will be amortized through the end of the lease.
Lease Cost:

(In millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	33	56
Short-term lease cost	1	1
Variable lease cost	2	3
Sublease income	(5)	(9)
Total lease cost	$31	$51

Other information:

(In millions)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$53
Operating cash flows from operating leases	53
Right-of-use assets obtained in exchange for new operating lease liabilities	214
Lease Term and Discount Rate:

Weighted-average remaining lease term	In Years
Finance leases	2.5
Operating leases	8.1

Weighted-average discount rate	%
Finance leases	6.50
Operating leases	5.73

As of June 30, 2019, annual payments based on the maturities of NRG's leases are expected to be as follows:

(In millions)
Remainder of 2019	$50
2020	95
2021	85
2022	85
2023	86
Thereafter	371
Total undiscounted lease payments	$772
Less: present value adjustment	(185)
Total discounted lease payments	$587

Note 9 —Impairments
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
Dunkirk — During the second quarter of 2018, NRG ceased its development of the project to add gas capability at the Dunkirk generating station. The project was put on hold in 2015 pending the resolution of a lawsuit filed by Entergy Corporation against the NYSPSC, which challenged the legality of its contract with Dunkirk. The lawsuit was later dropped and development continued, but the delay imposed a new requirement on Dunkirk to enter into the NYISO interconnection study process. The NYISO studies concluded that extensive electric system upgrades would be necessary for the station to return to service. This would cause the Company to incur a material increase in cost and delay the project schedule, which would render the project impractical. Consequently, the Company recorded an impairment loss of $46 million during the second quarter of 2018, reducing the carrying amount of the related assets to $0.

Note 10 — Debt and Capital Leases
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2019	December 31, 2018	Interest rate %

Recourse debt:
Senior Notes, due 2024	$—	$733	6.250
Senior Notes, due 2026	1,000	1,000	7.250
Senior Notes, due 2027	1,230	1,230	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	—	5.250
Convertible Senior Notes, due 2048	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	—	3.750
Senior Secured First Lien Notes, due 2029	500	—	4.450
Term Loan Facility (a)	—	1,698	L+1.75
Tax-exempt bonds	466	466	4.125 - 6.00
Subtotal recourse debt	5,925	6,523
Non-recourse debt:
Agua Caliente Borrower 1, due 2038	83	86	5.430
Midwest Generation	—	48	4.390
Other	34	34	various
Subtotal all non-recourse debt	117	168
Subtotal long-term debt (including current maturities)	6,042	6,691
Capital leases	1	1	various
Subtotal long-term debt and capital leases (including current maturities)	6,043	6,692
Less current maturities	(87)	(72)
Less debt issuance costs	(71)	(70)
Discounts	(91)	(101)
Total long-term debt and capital leases	$5,794	$6,449
(a) As of December 31, 2018, the interest rate was 1-month LIBOR plus 1.75%

Recourse Debt
Senior Notes
Issuance of 2029 Senior Notes
On May 14, 2019, NRG issued $733 million of aggregate principal amount at par of 5.25% senior unsecured notes due 2029, or the 2029 Senior Notes. The 2029 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest will be paid semi-annually beginning on December 15, 2019, until the maturity date of June 15, 2029. The proceeds from the issuance of the 2029 Senior Notes were utilized to redeem the Company's remaining 6.25% Senior Notes due 2024.
Issuance of 2024 and 2029 Senior Secured First Lien Notes
On May 28, 2019, NRG issued $1.1 billion of aggregate principal amount of senior secured first lien notes, consisting of $600 million 3.75% senior secured first lien notes due 2024 and $500 million 4.45% senior secured first lien notes due 2029, or the Senior Secured First Lien Notes, at a discount. The Senior Secured First Lien Notes are guaranteed on a first-priority basis by each of NRG’s current and future subsidiaries that guarantee indebtedness under its credit agreement. The Senior Secured First Lien Notes will be secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under NRG’s credit agreement, which consists of a substantial portion of the property and assets owned by NRG and the guarantors. The collateral securing the Senior Secured First Lien Notes will be released if the Company obtains an investment grade rating from two out of the three rating agencies, subject to an obligation to reinstate the collateral if such rating agencies withdraw the Company's investment grade rating or downgrade its rating below investment grade. Interest will be paid semi-annually beginning on December 15, 2019, until the maturity dates of June 15, 2024 and June 15, 2029. The proceeds from the issuance of the Senior Secured First Lien Notes, together with cash on hand, were used to repay the Company's 2023 Term Loan Facility.
2024 Senior Notes Redemption
During the three months ended June 30, 2019, the Company redeemed $733 million of its 6.25% Senior Notes due 2024 and recorded a loss on debt extinguishment of $29 million, which included the write-off of previously deferred debt issuance costs of $5 million.

Senior Credit Facility
2023 Term Loan Facility Repayment
On May 28, 2019, the Company repaid its $1.7 billion 2023 Term Loan Facility using the proceeds from the issuance of the Senior Secured First Lien Notes, as well as cash on hand, resulting in a decrease of $594 million to long-term debt outstanding. The Company recorded a loss on debt extinguishment of $17 million, which included the write-off of previously deferred debt issuance costs of $13 million. As a result of the repayment of the outstanding 2023 Term Loan Facility, the Company terminated the related interest rate swap agreements, which were in-the-money, and received $25 million that was recorded as a reduction to interest expense.
Revolving Credit Facility Modification
On May 28, 2019, the Company amended its existing credit agreement to, among other things, (i) provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion, (ii) extend the maturity date of the revolving loans and commitments under the amended credit agreement to May 28, 2024, (iii) provide for a release of the collateral securing the amended credit agreement if NRG obtains an investment grade rating from two out of the three rating agencies, subject to an obligation to reinstate the collateral if such rating agencies withdraw NRG’s investment grade rating or downgrade NRG’s rating below investment grade, (iv) reduce the applicable margins for borrowings under (a) ABR Revolving Loans from 1.25% to 0.75% and (b) Eurodollar Revolving Loans from 2.25% to 1.75%, (v) add a sustainability-linked pricing metric that permits an interest rate adjustment tied to NRG meeting targets related to environmental sustainability and (vi) make certain other changes to the existing covenants.

Non-Recourse Debt
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
Cottonwood - Letters of Credit
On January 4, 2019, the Company entered into an $80 million credit agreement to issue letters of credit, which is currently supporting the Cottonwood facility lease. Annual fees of 1.33% on the facility are paid quarterly in advance. As of June 30, 2019, the full $80 million was issued.
Note 11 — Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments, unrealized gains and losses on derivatives and movements in foreign currency exchange rates.
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
Under the current schedule set by the bankruptcy court, PG&E has the exclusive opportunity to propose a restructuring plan until September 26, 2019, although the ad hoc committee of senior unsecured noteholders filed a motion on June 25, 2019 to terminate PG&E's exclusivity period and to allow it to propose a plan that would include the assumption of all renewable contracts entered into by PG&E. The bankruptcy court has not yet ruled on that motion.
The Company's subsidiaries are working with their partners on the projects and the loan counterparties. The Company believes that the Agua Caliente and Ivanpah PPAs with PG&E will not be rejected in the bankruptcy proceedings. NRG's maximum exposure to loss is limited to its equity investment, which was $206 million for Agua Caliente and $16 million for Ivanpah as of June 30, 2019. See Note 10, Debt and Capital Leases for further discussion on Agua Caliente.
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
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Current assets	$3	$3
Net property, plant and equipment	74	76
Other long-term assets	29	28
Total assets	106	107
Current liabilities	1	2
Long-term debt	28	29
Other long-term liabilities	8	7
Total liabilities	37	38
Redeemable noncontrolling interest	19	19
Net assets less noncontrolling interests	$50	$50

Note 12 — Changes in Capital Structure
As of June 30, 2019 and December 31, 2018, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2018	420,288,886	(136,638,847)	283,650,039
Shares issued under LTIPs	1,541,588	—	1,541,588
Shares repurchased	—	(26,621,029)	(26,621,029)
Balance as of June 30, 2019	421,830,474	(163,259,876)	258,570,598
Shares issued under LTIPs subsequent to June 30, 2019	3,827	—	3,827
Shares repurchased subsequent to June 30, 2019	—	(5,586,536)	(5,586,536)
Balance as of August 7, 2019	421,834,301	(168,846,412)	252,987,889

Share Repurchases
During January and February, the Company completed $250 million of share repurchases in connection with 2018 share repurchase program, at an average price of $40.61 per share. Through August 7, 2019, the Company completed additional share repurchases of $1.0 billion at an average price of $38.38 per share under the 2019 $1.0 billion program that was authorized in February 2019 by the Company's board of directors. In August 2019, the Company announced that the board of directors authorized an additional $250 million of share repurchases to be executed in the second half of 2019.
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
The following repurchases have been made during the six months ended June 30, 2019 and through August 7, 2019 under the 2018 and 2019 share repurchase programs:

	Total number of shares purchased	Amounts paid for shares purchased (in millions)
Board Authorized Share Repurchases
2018 program:
Repurchases made during January-February to complete the 2018 program	6,153,415	$250
2019 program:
Shares repurchased under February 28, 2019 Accelerated Share Repurchase Agreement	9,438,671	400
Other repurchases	11,028,943	404
Total Share Repurchases during the six months ended June 30, 2019	26,621,029	$1,054
Repurchases made subsequent to June 30, 2019 to complete the 2019 program	5,586,536	$196
Total Share Repurchases during the period ended August 7, 2019	32,207,565	$1,250

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

NRG Common Stock Dividends
A quarterly dividend of $0.03 per share was paid on the Company's common stock during the three months ended June 30, 2019. On July 19, 2019, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable August 15, 2019, to stockholders of record as of August 1, 2019, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Note 13 — Earnings Per Share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The outstanding non-qualified stock options, non-vested restricted stock units, market stock units, and relative performance stock units are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method. The 2048 Convertible Senior Notes are convertible, under certain circumstances, into the Company’s common stock, cash or combination thereof (at NRG's option). There is no dilutive effect for the 2048 Convertible Senior Notes due to the Company’s expectation to settle the liability in cash.

The reconciliation of NRG's basic and diluted income per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
In millions, except per share data	2019	2018	2019	2018
Basic income per share attributable to NRG Energy, Inc;
Net income attributable to NRG Energy, Inc. common stockholders	$201	$72	$683	$351
Weighted average number of common shares outstanding - basic	265	310	272	314
Income per weighted average common share — basic	$0.76	$0.23	$2.51	$1.12

Diluted income per share attributable to NRG Energy, Inc;
Net income attributable to NRG Energy, Inc. available to common shareholders	$201	$72	$683	351
Weighted average number of common shares outstanding - basic	265	310	272	314
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	4	2	4
Weighted average number of common shares outstanding - dilutive	267	314	274	318
Income per weighted average common share — diluted	$0.75	$0.23	$2.49	$1.10

The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share:

	Three months ended June 30,		Six months ended June 30,
In millions of shares	2019	2018	2019	2018
Equity compensation plans	—	—	—	1

Note 14 — Segment Reporting

The Company's segment structure reflects how management currently makes financial decisions and allocates resources. The Company's businesses are segregated into the Retail, Generation and corporate segments. Generation includes all power plant activities, domestic and international, as well as renewables. Retail includes Mass customers and Business Solutions, which includes C&I customers and other distributed and reliability products. Intersegment sales are accounted for at market.The financial information for the six months ended June 30, 2018 has been recast to reflect the current segment structure.
On February 4, 2019, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company completed the sale of and deconsolidated the South Central Portfolio. On August 31, 2018, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc., its Renewables Platform and Carlsbad for financial reporting purposes. The financial information for the six months ended June 30, 2018, has been recast to reflect the presentation of these entities as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss) and net income/(loss) attributable to NRG Energy, Inc.

	Three months ended June 30, 2019(a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$1,748	$1,367	$—	$(650)	$2,465
Depreciation and amortization	32	45	8	—	85
Impairment losses	1	—	—	—	1
Reorganization costs	2	—	—	—	2
Gain on sale of assets	—	—	1	—	1
Loss on debt extinguishment, net	—	—	(47)	—	(47)
(Loss)/income from continuing operations before income taxes	(280)	618	(151)	1	188
(Loss)/income from continuing operations	(280)	618	(150)	1	189
Income from discontinued operations, net of tax	—	—	13	—	13
Net (loss)/income	(280)	618	(137)	1	202
Net (loss)/income attributable to NRG Energy, Inc.	$(281)	$618	$(137)	$1	$201

(a) Includes intersegment revenues and costs associated with the internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include intersegment sales and net derivative gains and losses of:	$2	$627	$21	$—	$650

	Three months ended June 30, 2018(a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$1,814	$1,167	$—	$(520)	$2,461
Depreciation and amortization	30	74	9	(1)	112
Reorganization costs	1	3	19	—	23
Equity in earnings of unconsolidated affiliates	—	5	2	(2)	5
(Loss)/income from continuing operations before income taxes	(84)	252	(137)	1	32
(Loss)/income from continuing operations	(84)	252	(142)	1	27
Income from discontinued operations, net of tax	—	—	69	—	69
Net (loss)/income	(84)	252	(73)	1	96
Net (loss)/income attributable to NRG Energy, Inc.	$(84)	$250	$(97)	$3	$72

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include intersegment sales and net derivative gains and losses of:	$4	$514	$2	$—	$520

	Six months ended June 30, 2019 (a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$3,355	$2,190	$—	$(915)	$4,630
Depreciation and amortization	63	91	16	—	170
Impairment losses	1	—	—	—	1
Reorganization costs	3	1	11	—	15
Gain on sale of assets	—	1	1	—	2
Equity in losses of unconsolidated affiliates	—	(21)	—	—	(21)
Loss on debt extinguishment, net	—	—	(47)	—	(47)
(Loss)/income from continuing operations before income taxes	(169)	731	(275)	(1)	286
(Loss)/income from continuing operations	(170)	731	(277)	(1)	283
Income from discontinued operations, net of tax	—	—	401	—	401
Net (loss)/income	(170)	731	124	(1)	684
Net (loss)/income attributable to NRG Energy, Inc. common stockholders	$(171)	$731	$124	$(1)	$683

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$5	$862	$48	$—	$915

	Six months ended June 30, 2018 (a)
	Retail	Generation	Corporate	Eliminations	Total

Operating revenues(b)	$3,294	$1,438	$—	$(206)	$4,526
Depreciation and amortization	56	160	18	(2)	232
Impairment losses	—	74	—	—	74
Reorganization costs	5	6	32	—	43
Gain on sale of assets	—	2	14	—	16
Equity in earnings of unconsolidated affiliates	—	7	1	(2)	6
Income/(loss) from continuing operations before income taxes	860	(319)	(264)	(1)	276
Income/(loss) from continuing operations	860	(319)	(275)	(1)	265
Income from discontinued operations, net of tax	—	—	64	—	64
Net income/(loss)	860	(319)	(211)	(1)	329
Net income/(loss) attributable to NRG Energy, Inc. common stockholders	$859	$(313)	$(196)	$1	$351

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$6	$205	$(5)	$—	$206
Note 15 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
In millions, except rates	2019	2018	2019	2018
Income from continuing operations before income taxes	$188	$32	$286	$276
Income tax (benefit)/expense from continuing operations	(1)	5	3	11
Effective income tax rate	(0.5)%	15.6%	1.0%	4.0%

For the three and six months ended June 30, 2019 and 2018, NRG's overall effective tax rate was lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by current state tax expense.
Uncertain Tax Benefits
As of June 30, 2019, NRG has recorded a non-current tax liability of $28 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the six months ended June 30, 2019, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of June 30, 2019, NRG had cumulative interest and penalties related to these uncertain tax benefits of $4 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
Note 16 — Related Party Transactions
The following table summarizes NRG's material related party transactions with third party affiliates:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues from Related Parties Included in Operating Revenues
Gladstone	$1	$1	$1	$1
GenConn	—	1	—	3
Ivanpah	7	5	18	5
Midway-Sunset	1	—	2	—
Revenues from Related Parties recorded against selling, general and administrative expenses
GenOn	—	21	—	42
Total	$9	$28	$21	$51

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

Note 17 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding NRG's assets that have project-level financing and the assets of certain non-guarantor subsidiaries, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of June 30, 2019, all hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
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
On October 9, 2018, TWCC and certain of its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code before the United States Bankruptcy Court for the Southern District of Texas. TWCC obtained authorization from the bankruptcy court to continue to perform its obligations under its contract with the Company and to maintain surety bonds programs throughout its operations. In addition, NRG has not received any indication from the Railroad Commission of Texas of an intent to draw on the surety bonds. TWCC and its debtor affiliates filed a plan of reorganization that the Bankruptcy Court confirmed on March 2, 2019. Pursuant to the plan, TWCC and its assets, including the Jewett mine and related agreements with NRG, were purchased by Westmoreland Mining LLC, an entity owned by Westmoreland Mining Holdings LLC, a new entity that is ultimately owned and controlled by certain holders of the pre-bankruptcy funded indebtedness of TWCC and certain of its affiliates.
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. NRG records accruals for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate accrual for the applicable legal matters, including regulatory and environmental matters as further discussed in Note 18, Regulatory Matters, and Note 19, Environmental Matters. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded accruals and that such difference could be material.
In addition to the legal proceedings noted below, NRG and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect NRG's consolidated financial position, results of operations, or cash flows.

Midwest Generation Asbestos Liabilities — The Company, through certain of its subsidiaries, has settled the indemnification claims brought by Commonwealth Edison Company and Exelon Generation Company LLC (collectively, "ComEd") as a result of the Company's acquisition of EME. Pursuant to a settlement agreement dated as of May 29, 2019, the Company paid $26 million to ComEd, which was previously accrued. In addition, ComEd released all claims that were or could have been asserted in its claims in the EME bankruptcy case and certain of the Company's subsidiaries released all permissive and compulsory counter claims they could have asserted in response to the ComEd claims.
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
Sierra club et al. v. Midwest Generation LLC - In 2012, several environmental groups filed a complaint against Midwest Generation with the Illinois Pollution Control Board ("IPCB") alleging violations of environmental law resulting in groundwater contamination. In June 2019, the IPCB found that Midwest Generation violated the law because it had improperly handled coal ash at four facilities in Illinois and caused or allowed coal ash constituents to impact groundwater. The IPCB will hold hearings to determine the appropriate relief. Midwest Generation has been working with the Illinois EPA to address the groundwater issues since 2010.

Note 18 — Regulatory Matters
Environmental regulatory matters are discussed within Note 19, Environmental Matters, to this Form 10-Q.
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
South Central — On August 4, 2016, NRG received a document hold notice from FERC regarding conduct in the MISO and PJM markets. It required NRG to retain communications related to multiple generating units in the South Central region. Since sending the notice, FERC has been investigating potential violations of MISO rules involving bidding for the Big Cajun 2 facility, as well as other aspects of NRG’s operations in MISO. FERC has the authority to require disgorgement of profits and to impose penalties and NRG retains any liability following the sale of the South Central Portfolio. We expect a preliminary finding from FERC in 2019.
ISO-NE — On February 5, 2019, FERC has informed the Company that it has made a preliminary finding that the Company violated FERC's market behavior rules in connection with offers made into the ISO-NE Forward Capacity Auction in 2016. On April 26, 2019, NRG responded to the preliminary findings. The Company understands that FERC is concerned that the Company was inaccurate in its communications with the Market Monitor regarding the costs and risks associated with operating certain units in the forward timeframe. NRG withdrew the bids prior to the 2016 auction in the normal course of our commercial business decision making.

Note 19 — Environmental Matters
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
Air
On July 8, 2019, EPA promulgated the ACE rule, which rescinded the CPP, which sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs.
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

Note 20 — Condensed Consolidating Financial Information
As of June 30, 2019, the Company had outstanding $4.4 billion of Senior Notes due from 2024 to 2048 and outstanding $1.1 billion of Senior Secured First Lien Notes due from 2024 to 2029, as shown in Note 10, Debt and Capital Leases. These Senior Notes and Senior Secured First Lien Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes and the Senior Secured First Lien Notes as of June 30, 2019:

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
The following condensed consolidating financial information presents the financial information of NRG Energy, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 of Regulation S-X of the Securities Act. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
In this presentation, NRG Energy, Inc. consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of NRG are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,140	$332	$—	$(7)	$2,465
Operating Costs and Expenses
Cost of operations	1,590	252	10	(7)	1,845
Depreciation and amortization	51	26	8	—	85
Impairment losses	1	—	—	—	1
Selling, general and administrative	112	12	87	—	211
Reorganization costs	—	—	2	—	2
Development costs	—	1	1	—	2
Total operating costs and expenses	1,754	291	108	(7)	2,146
Gain on sale of assets	—	1	—	—	1
Operating Income/(Loss)	386	42	(108)	—	320
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	2	—	430	(432)	—
Other income, net	4	8	8	—	20
Loss on debt extinguishment, net	—	—	(47)	—	(47)
Interest expense	(3)	(5)	(97)	—	(105)
Total other income/(expense)	3	3	294	(432)	(132)
Income from Continuing Operations Before Income Taxes	389	45	186	(432)	188
Income tax expense/(benefit)	—	1	(2)	—	(1)
Income from Continuing Operations	389	44	188	(432)	189
Income from discontinued operations, net of income tax	—	—	13	—	13
Net Income	389	44	201	(432)	202
Less: Net income attributable to noncontrolling interest and redeemable interests	—	1	—	—	1
Net Income Attributable to NRG Energy, Inc.	$389	$43	$201	$(432)	$201

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,909	$727	$—	$(6)	$4,630
Operating Costs and Expenses
Cost of operations	2,948	535	19	(6)	3,496
Depreciation and amortization	105	49	16	—	170
Impairment losses	1	—	—	—	1
Selling, general and administrative	234	28	143	—	405
Reorganization costs	—	—	15	—	15
Development costs	—	1	3	—	4
Total operating costs and expenses	3,288	613	196	(6)	4,091
Gain on sale of assets	1	1	—	—	2
Operating Income/(Loss)	622	115	(196)	—	541
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	12	—	729	(741)	—
Equity in losses of unconsolidated affiliates	—	(21)	—	—	(21)
Other income, net	8	9	15	—	32
Loss on debt extinguishment, net	—	—	(47)	—	(47)
Interest expense	(7)	(9)	(203)	—	(219)
Total other income/(expense)	13	(21)	494	(741)	(255)
Income from Continuing Operations Before Income Taxes	635	94	298	(741)	286
Income tax expense	—	1	2	—	3
Income from Continuing Operations	635	93	296	(741)	283
Income from discontinued operations, net of income tax	9	5	387	—	401
Net Income	644	98	683	(741)	684
Less: Net income attributable to noncontrolling interest and redeemable interests	—	1	—	—	1
Net Income Attributable to NRG Energy, Inc.	$644	$97	$683	$(741)	$683

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$389	$44	$201	$(432)	$202
Other Comprehensive Loss
Foreign currency translation adjustments, net	(1)	(1)	(1)	2	(1)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(3)	—	(3)
Other comprehensive loss	(1)	(1)	(3)	2	(3)
Comprehensive Income	388	43	198	(430)	199
Less: Comprehensive income attributable to noncontrolling redeemable interest	—	1	—	—	1
Comprehensive Income Attributable to NRG Energy, Inc.	$388	$42	$198	$(430)	$198

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$644	$98	$683	$(741)	$684
Other Comprehensive Loss
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(6)	—	(6)
Other comprehensive loss	—	—	(5)	—	(5)
Comprehensive Income	644	98	678	(741)	679
Less: Comprehensive income attributable to noncontrolling redeemable interest	—	1	—	—	1
Comprehensive Income Attributable to NRG Energy, Inc.	$644	$97	$678	$(741)	$678

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—	$27	$267	$—	$294
Funds deposited by counterparties	31	—	—	—	31
Restricted cash	8	2	1	—	11
Accounts receivable, net	1,383	133	277	(744)	1,049
Inventory	254	116	—	—	370
Derivative instruments	867	54	—	(71)	850
Cash collateral paid in support of energy risk management activities	148	15	—	—	163
Prepayments and other current assets	190	11	76	—	277
Total current assets	2,881	358	621	(815)	3,045
Property, plant and equipment, net	1,494	965	151	—	2,610
Other Assets
Investment in subsidiaries	436	—	4,191	(4,627)	—
Equity investments in affiliates	—	383	—	—	383
Operating lease right-of-use assets, net	91	279	129	—	499
Goodwill	359	214	—	—	573
Intangible assets, net	402	159	—	—	561
Nuclear decommissioning trust fund	748	—	—	—	748
Derivative instruments	420	22	—	(16)	426
Deferred income tax	—	56	(1)	—	55
Other non-current assets	148	30	96	(3)	271
Total other assets	2,604	1,143	4,415	(4,646)	3,516
Total Assets	$6,979	$2,466	$5,187	$(5,461)	$9,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$87	$—	$—	$87
Current portion of operating lease liabilities	22	31	21	—	74
Accounts payable	937	107	423	(744)	723
Derivative instruments	817	32	—	(71)	778
Cash collateral received in support of energy risk management activities	31	—	—	—	31
Accrued expenses and other current liabilities	258	42	301	—	601
Total current liabilities	2,065	299	745	(815)	2,294
Other Liabilities
Long-term debt and capital leases	245	89	5,463	(3)	5,794
Non-current operating lease liabilities	73	313	127	—	513
Nuclear decommissioning reserve	290	—	—	—	290
Nuclear decommissioning trust liability	448	—	—	—	448
Derivative instruments	388	2	—	(16)	374
Deferred income taxes	(10)	68	13	—	71
Other non-current liabilities	399	148	469	—	1,016
Total other liabilities	1,833	620	6,072	(19)	8,506
Total Liabilities	3,898	919	6,817	(834)	10,800
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	3,081	1,528	(1,630)	(4,627)	(1,648)
Total Liabilities and Stockholders’ Equity	$6,979	$2,466	$5,187	$(5,461)	$9,171

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$644	$98	$683	$(741)	$684
Income from discontinued operations	9	5	387	—	401
Income from continuing operations	635	93	296	(741)	283
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(12)	22	(729)	741	22
Depreciation, amortization and accretion	115	53	16	—	184
Provision for bad debts	42	4	6	—	52
Amortization of nuclear fuel	27	—	—	—	27
Amortization of financing costs and debt discount/premiums	—	—	13	—	13
Loss on debt extinguishment, net	—	—	47	—	47
Amortization of intangibles	13	1	—	—	14
Amortization of unearned equity compensation	—	—	10	—	10
(Loss)/gain on sale and disposal of assets	(3)	1	3	—	1
Impairment losses	1	—	—	—	1
Changes in derivative instruments	(28)	(32)	38	—	(22)
Changes in deferred income taxes and liability for uncertain tax benefits	—	(3)	(2)	—	(5)
Changes in collateral deposits in support of energy risk management activities	128	(3)	—	—	125
Changes in nuclear decommissioning trust liability	17	—	—	—	17
Changes in other working capital	(343)	(64)	19	—	(388)
Cash provided/(used) by continuing operations	592	72	(283)	—	381
Cash provided/(used) by discontinued operations	17	(9)	—	—	8
Net Cash Provided/(Used) by Operating Activities	609	63	(283)	—	389
Cash Flows from Investing Activities
Intercompany dividends	—	—	738	(738)	—
Payments for acquisitions of businesses	(21)	—	—	—	(21)
Capital expenditures	(77)	(15)	(15)	—	(107)
Net purchases of emission allowances	(1)	—	—	—	(1)
Investments in nuclear decommissioning trust fund securities	(209)	—	—	—	(209)
Proceeds from the sale of nuclear decommissioning trust fund securities	191	—	—	—	191
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1	400	888		1,289
Net distributions from investments in unconsolidated affiliates	—	7	—	—	7
Contributions to discontinued operations	—	(44)	—	—	(44)
Cash (used)/provided by continuing operations	(116)	348	1,611	(738)	1,105
Cash used by discontinued operations	—	(2)	—	—	(2)
Net Cash (Used)/Provided by Investing Activities	(116)	346	1,611	(738)	1,103
Cash Flows from Financing Activities
Payments from/(for) intercompany loans	206	(375)	169	—	—
Intercompany dividends	(738)	—	—	738	—
Payment of dividends to common stockholders	—	—	(16)	—	(16)
Payments for treasury stock	—	—	(1,039)	—	(1,039)
Payments for debt extinguishment	—	—	(24)	—	(24)
Distributions to noncontrolling interests from subsidiaries	—	(1)	—	—	(1)
Proceeds from issuance of common stock	—	—	2	—	2
Proceeds from issuance of long-term debt	—	—	1,833	—	1,833
Payment of debt issuance costs	—	—	(33)	—	(33)
Payments for long-term debt	—	(53)	(2,432)	—	(2,485)
Cash used by continuing operations	(532)	(429)	(1,540)	738	(1,763)
Cash provided by discontinued operations	—	43	—	—	43
Net Cash Used by Financing Activities	(532)	(386)	(1,540)	738	(1,720)
Change in cash from discontinued operations	17	32	—	—	49
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(56)	(9)	(212)	—	(277)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	95	38	480	—	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$39	$29	$268	$—	$336

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,172	$291	$—	$(2)	$2,461
Operating Costs and Expenses
Cost of operations	1,702	195	(5)	(3)	1,889
Depreciation and amortization	63	40	9	—	112
Impairment losses	—	74	—	—	74
Selling, general and administrative	108	16	76	—	200
Reorganization costs	1	—	22	—	23
Development costs	—	1	3	(1)	3
Total operating costs and expenses	1,874	326	105	(4)	2,301
Gain on sale of assets	—	14	—	—	14
Operating Income/(Loss)	298	(21)	(105)	2	174
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	7	—	353	(360)	—
Equity in earnings of unconsolidated affiliates	—	5	—	—	5
Other income/(loss), net	3	(29)	3	—	(23)
Loss on debt extinguishment, net	—	—	(1)	—	(1)
Interest expense	(4)	(13)	(106)	—	(123)
Total other income/(expense)	6	(37)	249	(360)	(142)
Income/(Loss) from Continuing Operations Before Income Taxes	304	(58)	144	(358)	32
Income tax expense/(benefit)	108	(71)	(32)	—	5
Income from Continuing Operations	196	13	176	(358)	27
Income/(loss) from discontinued operations, net of income tax	15	80	(26)	—	69
Net Income	211	93	150	(358)	96
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(56)	78	2	24
Net Income Attributable to NRG Energy, Inc.	$211	$149	$72	$(360)	$72

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,916	$620	$—	$(10)	$4,526
Operating Costs and Expenses
Cost of operations	2,857	419	9	(11)	3,274
Depreciation and amortization	123	92	17	—	232
Impairment losses	—	74	—	—	74
Selling, general and administrative	212	27	137	—	376
Reorganization costs	3	—	40	—	43
Development costs	—	2	7	(1)	8
Total operating costs and expenses	3,195	614	210	(12)	4,007
Gain on sale of assets	3	13	—	—	16
Operating Income/(Loss)	724	19	(210)	2	535
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	8	—	685	(693)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	7	(1)	—	6
Other income/(loss), net	8	(36)	5	—	(23)
Loss on debt extinguishment, net	—	—	(3)	—	(3)
Interest expense	(7)	(34)	(198)	—	(239)
Total other income/(expense)	9	(63)	488	(693)	(259)
Income/(Loss) from Continuing Operations Before Income Taxes	733	(44)	278	(691)	276
Income tax expense/(benefit)	221	(16)	(194)	—	11
Income/(Loss) from Continuing Operations	512	(28)	472	(691)	265
Income/(loss) from discontinued operations, net of income tax	30	60	(26)	—	64
Net Income	542	32	446	(691)	329
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(119)	95	2	(22)
Net Income Attributable to NRG Energy, Inc.	$542	$151	$351	$(693)	$351

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$211	$93	$150	$(358)	$96
Other Comprehensive (Loss)/Income
Unrealized gain on derivatives, net	—	4	6	(5)	5
Foreign currency translation adjustments, net	(4)	(4)	(5)	9	(4)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(1)	—	(1)
Other comprehensive (loss)/income	(4)	—	1	4	1
Comprehensive Income	207	93	151	(354)	97
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable interests	—	(56)	80	2	26
Comprehensive Income Attributable to NRG Energy, Inc.	$207	$149	$71	$(356)	$71

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$542	$32	$446	$(691)	$329
Other Comprehensive (Loss)/Income
Unrealized gain on derivatives, net	—	20	21	(22)	19
Foreign currency translation adjustments, net	(6)	(6)	(8)	14	(6)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(2)	—	(2)
Other comprehensive (loss)/income	(6)	14	12	(8)	12
Comprehensive Income	536	46	458	(699)	341
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable interests	—	(119)	105	2	(12)
Comprehensive Income Attributable to NRG Energy, Inc.	$536	$165	$353	$(701)	$353

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

(a)	All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$542	$32	$446	$(691)	$329
Income/(loss) from discontinued operations	30	60	(26)	—	64
Income/(loss) from continuing operations	512	(28)	472	(691)	265
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(8)	11	(682)	691	12
Depreciation, amortization and accretion	136	99	17	—	252
Provision for bad debts	30	—	—	—	30
Amortization of nuclear fuel	24	—	—	—	24
Amortization of financing costs and debt discount/premiums	—	1	12	—	13
Loss on debt extinguishment, net	—	—	3	—	3
Amortization of intangibles and out-of-market contracts	16	4	—	—	20
Amortization of unearned equity compensation	—	—	15	—	15
Loss on sale and disposal of assets	(3)	(13)	—	—	(16)
Impairment losses	—	88	—	—	88
Changes in derivative instruments	(154)	19	(10)	—	(145)
Changes in deferred income taxes and liability for uncertain tax benefits	221	(47)	(176)	—	(2)
Changes in collateral deposits in support of energy risk management activities	(5)	(4)	—	—	(9)
Changes in nuclear decommissioning trust liability	41	—	—	—	41
Loss on deconsolidation of Ivanpah project	—	22	—	—	22
Changes in other working capital	152	(56)	(445)	—	(349)
Cash provided/(used) by continuing operations	962	96	(794)	—	264
Cash provided by discontinued operations	50	199	—	—	249
Net Cash Provided/(Used) by Operating Activities	1,012	295	(794)	—	513
Cash Flows from Investing Activities
Intercompany dividends	—	—	157	(157)	—
Payments for acquisitions of businesses	(2)	(209)	—	—	(211)
Capital expenditures	(103)	(149)	(30)	—	(282)
Net proceeds from sale of emission allowances	3	—	—	—	3
Investments in nuclear decommissioning trust fund securities	(346)	—	—	—	(346)
Proceeds from the sale of nuclear decommissioning trust fund securities	303	—	—	—	303
Proceeds from sale of assets, net of cash disposed of	11	—	135	—	146
Deconsolidation of Ivanpah project	—	(160)	—	—	(160)
Net contributions for investments in unconsolidated affiliates	—	(15)	—	—	(15)
Contributions to discontinued operations	—	(16)	—	—	(16)
Cash (used)/provided by continuing operations	(134)	(549)	262	(157)	(578)
Cash provided/(used) by discontinued operations	2	(586)	—	—	(584)
Net Cash (Used)/Provided by Investing Activities	(132)	(1,135)	262	(157)	(1,162)
Cash Flows from Financing Activities
Payments (for)/from intercompany loans	(611)	204	407	—	—
Intercompany dividends	(157)	—	—	157	—
Payment of dividends to common stockholders	—	—	(19)	—	(19)
Payments for treasury stock	—	—	(500)	—	(500)
Distributions to noncontrolling interests from subsidiaries	—	(14)	—	—	(14)
Proceeds from issuance of common stock	—	—	11	—	11
Proceeds from issuance of short and long-term debt	—	163	831	—	994
Payment of debt issuance costs	—	—	(19)	—	(19)
Payments for short and long-term debt	—	(63)	(285)	—	(348)
Cash (used)/provided by continuing operations	(768)	290	426	157	105
Cash provided by discontinued operations	—	345	—	—	345
Net Cash (Used)/Provided by Financing Activities	(768)	635	426	157	450
Change in cash from discontinued operations	52	(42)	—	—	10
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	60	(163)	(106)	—	(209)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	41	425	620	—	1,086
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$101	$262	$514	$—	$877

(a)	All significant intercompany transactions have been eliminated in consolidation

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2019 and 2018. Also refer to NRG's 2018 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

As further described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company is treating the following businesses as discontinued operations, and has recast prior periods to present in the corporate segment:

•	South Central Portfolio

•	NRG Yield, Inc. and its Renewables Platform

•	Carlsbad

•	GenOn

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is an energy company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing, selling and delivering electricity and related products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG is perfecting the integrated model by balancing retail load with generation supply within its deregulated markets, while evolving to a customer-driven business. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names "NRG" and "Reliant" and other brand names owned by NRG supported by approximately 23,000 MW of generation as of June 30, 2019. NRG was incorporated as a Delaware corporation on May 29, 1992.
The following table summarizes NRG's global generation portfolio as of June 30, 2019, by operating segment:

	Global Generation Portfolio(a)
	(In MW)
	Generation
Generation Type	Texas(b)	East/West(c)(d)	Other (e)	Total Global
Natural gas	4,759	4,994	—	9,753
Coal	4,174	3,745	—	7,919
Oil	—	3,600	—	3,600
Nuclear	1,126	—	—	1,126
Utility Scale Solar	—	321	—	321
Battery Storage & Distributed Solar	2	—	60	62
Total generation capacity	10,061	12,660	60	22,781

(a)
All Utility Scale Solar and Distributed Solar facilities are described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units

(b) Does not include Cottonwood, which is included in East/West

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

Portfolio Optimization - Targeted and completed $3.0 billion of asset sale cash proceeds, including $1.4 billion in the first quarter of 2019 from the sales of the South Central portfolio, the Carlsbad project and Guam.
Capital Structure and Allocation - As of December 31, 2018, the Company achieved the planned credit ratio of 3.0x net debt / adjusted EBITDA(a). During the first quarter of 2019, the Company revised its credit metrics target in order to further strengthen its balance sheet by reducing leverage.
Energy Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2018 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 18, Regulatory Matters, of this Form 10-Q.
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
Federal Energy Regulation
PG&E Corporation Bankruptcy Filing — On January 18, 2019, NextEra Energy, Inc., filed a petition for declaratory order requesting that FERC assert its jurisdiction over PG&E's wholesale contracts prior to PG&E's formal bankruptcy filing. Exelon Corporation and EDF Renewables filed similar complaints. On January 25, 2019, FERC found that it and the bankruptcy courts have concurrent jurisdiction to review and address the disposition of wholesale power contracts. Separately, the PG&E bankruptcy court ruled on June 7, 2019 that it does not share concurrent jurisdiction with FERC and has unilateral discretion to address the disposition of wholesale power contracts. On June 26, 2019, PG&E appealed the FERC order that was issued on January 25, 2019. The issue of jurisdiction over wholesale power contracts remains in litigation.

(a) adjusted EBITDA as defined per the Senior Credit Facility

State Energy Regulation
State Out-Of-Market Subsidy Proposals — NRG has opposed efforts to provide out-of-market subsidies for nuclear generators and intends to continue opposing them in the future. Nuclear subsidy programs have either been implemented, are in the process of being implemented, or have been introduced for discussion in Connecticut, Illinois, New Jersey, New York, Ohio and Pennsylvania. NRG and others were unsuccessful in challenging the legality of the subsidies in Illinois and New York, and the U.S. Supreme Court has declined to review the lower court decisions.
Illinois Legislature Considers Changes to the Generator Business Model — In Illinois, in addition to legislation to provide more subsidies to nuclear power plants in the state, the Legislature is also considering several bills that may affect NRG’s wholesale and retail revenues, including a bill that would replace the PJM capacity market with a state-run capacity market. Illinois ended its regular session on May 31, 2019 without passing these significant energy bills. NRG is opposed to this legislative effort and has supported a competitive clean energy market design that would competitively procure additional zero emission power without sacrificing the consumer benefits of the competitive PJM market design.
New York State Climate Leadership and Community Protection Act — In June 2019, NY State Legislature passed climate change legislation establishing by 2030, 70 percent of the state's energy will be generated by renewables and by 2040, the state's entire electric system must be zero-emitting. The law includes a provision that the NYSPSC may temporarily suspend or modify the obligations under its program if the Commission finds that the program impedes safe and adequate electric service, likely impairs "existing obligations and agreements," and/or increases consumer late payments or service disconnections. The legislation includes provision for offsets, including carbon capture and sequestration, but electric generation sources are not eligible to participate in the offsets mechanism.

Regional Regulatory Developments
NRG is affected by rule and tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Note 18, Regulatory Matters, to the Condensed Consolidated Financial Statements.
East/West
PJM
Capacity Market Reforms Filing — FERC is considering various proposals to reform the PJM capacity market, including whether to accommodate state subsidies in the wholesale market or to mitigate subsidized resources, along with other changes. As part of this process, FERC established a procedural timetable and delayed the 2019 Base Residual Auction until August 2019. On April 10, 2019, PJM filed a motion seeking clarification of FERC's June 29, 2018 Order with respect to the August 2019 BRA. On July 25, 2019, FERC directed PJM not to run the BRA in August 2019 and wait to hold the auction until new rules are in place. Decisions around harmonizing federal and state policy initiatives are a critical factor for setting future prices.
PJM's Operational Reserve Demand Curve Filing — On March 29, 2019, PJM proposed energy and reserve market reforms to enhance price formation in reserve markets, which includes modifying its Operating Reserve Demand Curve and aligning market-based reserve products in Day-Ahead and Real-Time markets. The matter is pending at FERC. If the proposal were approved as filed, energy and reserve market prices could increase.
Independent Market Monitor Market Seller Offer Cap Complaint — On February 21, 2019, the Independent Market Monitor filed a complaint alleging that the current Market Seller Offer Cap is too high. On April 9, 2019, PJM filed its answer arguing that as a threshold matter the Independent Market Monitor is not authorized to file a complaint against PJM. If the request is granted, default market offer caps could be lower.
New England
ISO-NE Retention of Mystic Units — ISO-NE is currently engaged in extensive litigation at FERC regarding how to ensure system reliability in a gas-constrained system. In particular, FERC has approved ISO-NE's proposal to retain units at the Mystic generating station, which utilizes liquefied natural gas for fuel security. Among other things, FERC specifically will allow resources retained for fuel security to enter a zero bid in the Forward Capacity Auction, and also ordered ISO-NE to provide a long-term market-based solution for fuel security. On January 2, 2019, multiple parties filed for rehearing. The motions for rehearing are pending at FERC. The outcome of this matter may affect future capacity market prices.

ISO-NE Inventoried Energy Compensation Proposal — On March 25, 2019, ISO-NE proposed an interim measure to address near-term fuel security concerns. The proposal would provide payment for inventoried energy during winter months. NRG protested, among other things, the payment rate proposed by the ISO for inventoried energy. After ISO-NE supplemented its filings due to a deficiency notice from FERC, NRG filed comments to ISO-NE's response on June 27, 2019. On August 6, 2019, FERC issued a notice stating that due to lack of quorum, ISO-NE's proposal became effective by operation of law. ISO-NE's proposal will affect future capacity market prices and the compensation fuel secure units receive.
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
Texas
ORDC Reforms — In January 2019, the PUCT directed ERCOT to implement changes to its scarcity pricing structure, known as the ORDC, which is designed to increase the likelihood of scarcity pricing to support existing generation and new investment. The PUCT directed ORDC reforms to be implemented in two phases of gradually increasing magnitude. The first phase became effective on March 1, 2019 and the second phase will become effective on March 1, 2020. To date, the ORDC reforms have produced a noticeable improvement in scarcity pricing.

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
A number of regulations that may affect the Company are under review by the EPA, including ESPS for GHGs, ash disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated legal challenges are resolved. The Company’s environmental matters are described in the Company’s 2018 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 19, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q and as follows.
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
Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. In July 2019, EPA promulgated the ACE rule, which rescinds the CPP. The ACE rule requires states with coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs to reduce GHG emissions.
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
Domestic Site Remediation Matters
Under certain federal, state and local environmental laws, a current or previous owner or operator of a facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products. NRG may be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills during its operations. Further discussions of affected NRG sites can be found in Note 19, Environmental Matters, to the Consolidated Financial Statements.
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
NY NOx — In February 2019, NY DEC proposed a more stringent NOx regulation that depending on the outcome of the regulatory process, may result in the retirement of some of our combustion turbines in New York.
Ash Regulation in Illinois — On July 30, 2019, Illinois enacted legislation that will require the state to promulgate regulations regarding coal ash.

Significant Events
The following significant events have occurred during 2019, in addition to the Transformation Plan events, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
Renewable Power Purchase Agreements
During 2019, NRG began execution of its strategy to procure mid to long-term generation through power purchase agreements totaling approximately 1,300 MWs with third-party project developers and other counterparties. The tenor of these agreements is an average of ten years. The Company expects to continue evaluating and executing agreements, such as these, that support the mid to longer-term needs of its business.
Share Repurchases
During January and February, the Company completed $250 million of share repurchases in connection with the 2018 share repurchase program, at an average price of $40.61 per share. In February 2019, the Company's board of directors authorized an additional $1.0 billion share repurchase program. Through August 7, 2019, the Company completed share repurchases of $1.0 billion in connection with the 2019 share repurchase program, at an average price of $38.38 per share, of which $804 million was repurchased during the six months ended June 30, 2019. In August 2019, the Company announced that the board of directors authorized an additional $250 million of share repurchases to be executed in the second half of 2019.
Financing Activities
On May 14, 2019, NRG issued $733 million of aggregate principal amount at par of 5.25% senior unsecured notes due 2029. The proceeds from the issuance of the 2029 Senior Notes were utilized to redeem the remaining Company's 6.25% Senior Notes due 2024.
On May 28, 2019, NRG issued $1.1 billion of aggregate principal amount of senior secured first lien notes, consisting of $600 million 3.75% senior secured first lien notes due 2024 and $500 million 4.45% senior secured first lien notes due 2029, or the Senior Secured First Lien Notes, at a discount. The proceeds from the issuance of the Senior Secured First Lien Notes, as well as cash on hand, were used to repay the Company's $1.7 billion 2023 Term Loan facility, resulting in a decrease of $594 million to long-term debt outstanding.

On May 28, 2019, NRG amended its existing credit agreement to, among other things, provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion. See Note 10, Debt and Capital Leases, for further discussion.
As a result of the financing activities discussed above, interest savings are expected to be approximately $15 million in 2019 and annualized interest savings are expected to be approximately $25 million.
Pre-Summer Maintenance and Gregory Natural Gas Plant
The Company expanded pre-summer maintenance of the Texas fleet by increasing spending by $21 million, including the return of its 385 MW Gregory natural gas plant in Corpus Christi, Texas to service in June 2019.
Stream Energy Acquisition
On May 15, 2019, the Company entered into an agreement to acquire Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $300 million in cash and estimated transaction costs and working capital adjustments of approximately $25 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers. The acquisition closed on August 1, 2019.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2018 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.

Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions, except as otherwise noted)	2019	2018	Change	2019	2018	Change
Operating Revenues
Energy revenue (a)	$249	$410	$(161)	$555	$853	$(298)
Capacity revenue (a)	155	165	(10)	309	307	2
Retail revenue	1,745	1,813	(68)	3,351	3,298	53
Mark-to-market for economic hedging activities	241	10	231	261	(86)	347
Other revenues (b)	75	63	12	154	154	—
Total operating revenues	2,465	2,461	4	4,630	4,526	104
Operating Costs and Expenses
Cost of Sales (c)	1,273	1,453	180	2,614	2,775	161
Mark-to-market for economic hedging activities	220	86	(134)	220	(216)	(436)
Contract and emissions credit amortization (c)	6	7	1	11	13	2
Operations and maintenance	284	282	(2)	531	573	42
Other cost of operations	62	61	(1)	120	129	9
Total cost of operations	1,845	1,889	44	3,496	3,274	(222)
Depreciation and amortization	85	112	27	170	232	62
Impairment losses	1	74	73	1	74	73
Selling, general and administrative	211	200	(11)	405	376	(29)
Reorganization costs	2	23	21	15	43	28
Development costs	2	3	1	4	8	4
Total operating costs and expenses	2,146	2,301	155	4,091	4,007	(84)
Gain on sale of assets	1	14	(13)	2	16	(14)
Operating Income	320	174	146	541	535	6
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	—	5	(5)	(21)	6	(27)
Other income/(expense), net	20	(23)	43	32	(23)	55
Loss on debt extinguishment, net	(47)	(1)	(46)	(47)	(3)	(44)
Interest expense	(105)	(123)	18	(219)	(239)	20
Total other expense	(132)	(142)	10	(255)	(259)	4
Income from Continuing Operations Before Income Taxes	188	32	156	286	276	10
Income tax (benefit)/expense	(1)	5	6	3	11	8
Income from Continuing Operations	189	27	162	283	265	18
Income from discontinued operations, net of income tax	13	69	(56)	401	64	337
Net Income	202	96	106	684	329	355
Less: Net income/(loss) attributable to noncontrolling interest and redeemable interests	1	24	(23)	1	(22)	23
Net Income Attributable to NRG Energy, Inc.	$201	$72	$129	$683	$351	$332
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.64	$2.80	(6)%	$2.89	$2.90	—%
(a) Includes realized gains and losses from financially settled transactions
(b) Includes unrealized trading gains and losses
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended June 30, 2019 and 2018
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2019 and 2018. The average on-peak power prices were lower primarily driven by mild weather.

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2019	2018	Change %
Texas
ERCOT - Houston(a)	$31.88	$34.82	(8)%
ERCOT - North(a)	30.13	34.89	(14)%
MISO - Louisiana Hub(b)	33.40	44.20	(24)%
East/West
NY J/NYC(b)	29.52	36.41	(19)%
NEPOOL(b)	27.15	36.28	(25)%
COMED (PJM)(b)	26.78	31.88	(16)%
PJM West Hub(b)	28.54	39.73	(28)%
CAISO - SP15(b)	23.30	27.75	(16)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

The following table summarizes average realized power prices for each region in which NRG operates, including the impact of settled hedges, for the three months ended June 30, 2019 and 2018:

	Average Realized Power Price ($/MWh)
	Three months ended June 30,
Region	2019	2018	Change %
Texas	$43.59	$36.96	18%
East/West/Other (a)(b)	34.60	43.39	(20)%
(a) Does not include BETM energy revenue of $16 million for 2018, which was sold in July 2018
(b) Does not include Ivanpah or Agua Caliente energy revenue of $47 million, as they were deconsolidated in April 2018 and August 2018, respectively

The average realized power prices fluctuated at different rates for the three months ended June 30, 2019 as compared to the same period in 2018 due to two factors:

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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$497	$117	$614	$(365)	$249
Capacity revenue	—	—	154	154	1	155
Retail revenue	1,746	—	—	—	(1)	1,745
Mark-to-market for economic hedging activities	2	460	64	524	(285)	241
Other revenue	—	16	59	75	—	75
Operating revenue	1,748	973	394	1,367	(650)	2,465
Cost of fuel	(12)	(203)	(65)	(268)	1	(279)
Other cost of sales(b)	(1,276)	(23)	(59)	(82)	364	(994)
Mark-to-market for economic hedging activities	(486)	(16)	(3)	(19)	285	(220)
Contract and emission credit amortization	—	(6)	—	(6)	—	(6)
Gross margin	$(26)	$725	$267	$992	$—	$966
Less: Mark-to-market for economic hedging activities, net	(484)	444	61	505	—	21
Less: Contract and emission credit amortization, net	—	(6)	—	(6)	—	(6)
Economic gross margin	$458	$287	$206	$493	$—	$951
Business Metrics
MWh sold (thousands)		11,401	3,410
MWh generated (thousands)		10,645	2,535
(a) Includes International, Renewables, and Generation eliminations
(b) Includes purchased energy, capacity and emissions credits

	Three months ended June 30, 2018
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$402	$259	$661	$(251)	$410
Capacity revenue	—	—	165	165	—	165
Retail revenue	1,814	—	—	—	(1)	1,813
Mark-to-market for economic hedging activities	—	296	(22)	274	(264)	10
Other revenue	—	10	57	67	(4)	63
Operating revenue	1,814	708	459	1,167	(520)	2,461
Cost of fuel	(3)	(188)	(115)	(303)	—	(306)
Other cost of sales(c)	(1,315)	(35)	(50)	(85)	254	(1,146)
Mark-to-market for economic hedging activities	(346)	(3)	(1)	(4)	264	(86)
Contract and emission credit amortization	—	(7)	—	(7)	—	(7)
Gross margin	$150	$475	$293	$768	$(2)	$916
Less: Mark-to-market for economic hedging activities, net	(346)	293	(23)	270	—	(76)
Less: Contract and emission credit amortization, net	—	(7)	—	(7)	—	(7)
Economic gross margin	$496	$189	$316	$505	$(2)	$999
Business Metrics
MWh sold (thousands)		10,876	5,969
MWh generated (thousands)		9,848	5,255
(a) Includes International, Renewables, and Generation eliminations
(b) Includes BETM which was sold as of July 31, 2018
(c) Includes purchased energy, capacity and emissions credits

The table below represents the weather metrics for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
Weather Metrics	Texas	East/West/Other(b)
2019
CDDs (a)	934	458
HDDs (a)	70	283
2018
CDDs	1,101	521
HDDs	91	325
10-year average
CDDs	1,009	487
HDDs	60	310

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

Retail Gross Margin and Economic Gross Margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Three months ended June 30,
(In millions, except as otherwise noted)	2019	2018
Retail revenue	$1,650	$1,687
Supply management revenue	50	42
Capacity revenue	46	85
Customer mark-to-market	2	—
Operating revenue(a)	1,748	1,814
Cost of sales(b)	(1,288)	(1,318)
Mark-to-market for economic hedging activities	(486)	(346)
Gross Margin	$(26)	$150
Less: Mark-to-market for economic hedging activities, net	(484)	(346)
Economic Gross Margin	$458	$496

Business Metrics
Mass electricity sales volume — GWh - Texas	9,130	9,793
Mass electricity sales volume — GWh - All other regions	1,913	1,600
C&I electricity sales volume — GWh - All regions	5,008	5,403
Natural gas sales volumes (MDth)	3,054	1,244
Average Retail Mass customer count (in thousands)	3,306	2,966
Ending Retail Mass customer count (in thousands)	3,277	3,149

(a)	Includes intercompany sales of $2 million and $4 million in 2019 and 2018, respectively, representing sales from Retail to the Texas region

(b)	Includes intercompany purchases of $374 million and $251 million in 2019 and 2018, respectively, inclusive of the internal transfer of large average annualized market price transactions

Retail gross margin decreased $176 million and economic gross margin decreased $38 million for the three months ended June 30, 2019, compared to the same period in 2018, due to:

(In millions)
Lower gross margin from Business Solutions primarily due to a reduction in the volume of an early settlement of capacity obligations in 2019 as compared to 2018	$(28)
Lower gross margin due to the unfavorable impact from weather that resulted in a decrease in load of 750,000 MWh in 2019 as compared to 2018	(28)
Higher gross margin primarily driven by higher volumes from XOOM and other customer acquisitions	10
Higher gross margin from Mass due to increased revenues of approximately $5.75 per MWh or $62 million primarily driven by margin enhancement initiatives, partially offset by higher supply costs driven by an increase in power prices of approximately $5.00 per MWh or $54 million	8
Business Solutions gross margin remained unchanged as lower revenues were offset by lower costs. Lower revenues were driven by lower rates to customers of approximately $5.25 per MWh or $27 million, offset by lower supply costs driven by a decrease in power prices at the time of procurement of approximately $5.25 per MWh or $27 million	—
Decrease in economic gross margin	$(38)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(138)
Decrease in gross margin	$(176)

Generation Gross Margin and Economic Gross Margin
Generation gross margin increased $224 million and economic gross margin decreased $12 million, both of which include intercompany sales, during the three months ended June 30, 2019, compared to the same period in 2018.

The tables below describe the increase in Generation gross margin and the decrease in economic gross margin:

Texas Region

(In millions)
Higher gross margin due to a 18% increase in average realized prices primarily due to the intersegment transactions at annual average power prices	$58
Higher gross margin driven by planned outages at STP, Cedar Bayou and forced outages at T.H. Wharton and Greens Bayou in 2018	26
Higher gross margin from commercial optimization activities	7
Higher gross margin due to margin enhancement initiatives from reduced fuel supply costs	7
Increase in economic gross margin	$98
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	151
Increase in contract and emission credit amortization	1
Increase in gross margin	$250

East/West/Other

(In millions)
Lower gross margin due to the deconsolidations of Ivanpah in April 2018 and Agua Caliente in August 2018	$(43)
Lower gross margin primarily due to the sale of BETM, Keystone and Conemaugh in the third quarter of 2018, Guam in the first quarter of 2019 and the retirement of Encina in December 2018	(41)
Lower gross margin due to insurance proceeds from outages in 2018	(14)
Lower gross margin due to a 22% decrease in realized capacity pricing in New York	(10)
Lower gross margin due to an extended forced outage at the Sunrise facility in 2019	(7)
Lower gross margin due to a 11% decrease in average realized prices at Cottonwood	(7)
Lower gross margin driven by a decrease in economic generation volume due to planned outages in 2019	(6)
Higher gross margin due to a 20% increase in PJM capacity prices and a 10% increase in ISO-NE capacity prices	16
Higher gross margin from commercial optimization activities	6
Other	(4)
Decrease in economic gross margin	$(110)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	84
Decrease in gross margin	$(26)

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $97 million during the three months ended June 30, 2019, compared to the same period in 2018.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended June 30, 2019
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(74)	$16	$59	$—
Net unrealized gains on open positions related to economic hedges	3	534	48	(344)	241
Total mark-to-market gains in operating revenues	$2	$460	$64	$(285)	$241
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$69	$1	$—	$(59)	$11
Reversal of acquired loss positions related to economic hedges	1	—	—	—	1
Net unrealized (losses) on open positions related to economic hedges	(556)	(17)	(3)	344	(232)
Total mark-to-market (losses) in operating costs and expenses	$(486)	$(16)	$(3)	$285	$(220)

(a)	Represents the elimination of the intercompany activity between Retail and Generation

	Three months ended June 30, 2018
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(53)	$(6)	$28	$(31)
Net unrealized gains/(losses) on open positions related to economic hedges	—	349	(16)	(292)	41
Total mark-to-market gains/(losses) in operating revenues	$—	$296	$(22)	$(264)	$10
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$62	$(1)	$(4)	$(28)	$29
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	(1)
Net unrealized (losses)/gains on open positions related to economic hedges	(407)	(2)	3	292	(114)
Total mark-to-market (losses) in operating costs and expenses	$(346)	$(3)	$(1)	$264	$(86)

(a)	Represents the elimination of the intercompany activity between Retail and Generation
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended June 30, 2019, the $241 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in natural gas prices, ERCOT heat rate contraction, and decreases in ERCOT electricity prices. The $220 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in natural gas prices, ERCOT heat rate contraction, and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.

For the three months ended June 30, 2018, the $10 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of ERCOT heat rate contraction and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $86 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of ERCOT heat rate contraction and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2019 and 2018. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2019	2018
Trading gains
Realized	$15	$25
Unrealized	12	5
Total trading gains	$27	$30

Operations and Maintenance Expense

Operations and maintenance expense are comprised of the following:

		Generation		Corporate	Eliminations
	Retail	Texas	East/West/Other			Total
	(In millions)
Three months ended June 30, 2019	$56	$114	$113	$2	$(1)	$284
Three months ended June 30, 2018	$49	$123	$112	$—	$(2)	$282
(a) Includes International, Renewables, and Generation eliminations

Operations and maintenance expenses increased by $2 million for the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase as a result of timing of the realization of Transformation Plan savings	$20
Increase in investments in Texas plants in preparation for summer operations	14
Increase primarily related to the lease of Cottonwood from February 4, 2019	10
Increase due to the XOOM acquisition in June 2018	3
Decrease due to the timing of outages in 2019	(23)
Decrease due to 2018 payments in settlement of certain legal matters	(10)
Decrease due to the deconsolidations of Ivanpah and Agua Caliente in 2018	(6)
Other	(6)
Increase in operations and maintenance expense	$2

Other Cost of Operations

Other cost of operations are comprised of the following:

		Generation
	Retail	Texas	East/West/Other	Total
	(In millions)
Three months ended June 30, 2019	$27	$16	$19	$62
Three months ended June 30, 2018	$26	$15	$20	$61

Depreciation and Amortization
Depreciation and amortization decreased by $27 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, driven primarily by the deconsolidations of Ivanpah in April 2018 and Agua Caliente in August 2018, the sale of Cottonwood in February 2019 and prior year impairments.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Corporate	Total
	(In millions)
Three months ended June 30, 2019	$135	$71	$5	$211
Three months ended June 30, 2018	125	58	17	200
Selling, general and administrative expenses increased by $11 million for the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in selling and marketing expenses associated with costs incurred for margin enhancement initiatives	$19
Increase in bad debt expense primarily due to higher customer attrition	12
Increase in selling expense due to the acquisition of XOOM in June 2018	3
Decrease due to additional litigation in 2018	(10)
Decrease in general and administrative expense from cost initiatives as a result of the Transformation Plan	(9)
Decrease related to fees incurred in the acquisition of businesses	(3)
Other	(1)
Increase in selling, general and administrative expenses	$11
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $21 million for the three months ended June 30, 2019 compared to the same period in 2018, driven primarily by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2018.
Gain on Sale of Assets
Gain on sale of assets for the three months ended June 30, 2018 consisted primarily of gains on the sales of Canal 3 and a piece of land, while the gain on the sale of assets for the three months ended June 30, 2019 consisted primarily of a gain on the sale of land.
Loss on Debt Extinguishment
A loss on debt extinguishment of $47 million was recorded during the three months ended June 30, 2019, driven by the redemption of the 2024 Senior Notes and the repayment of the 2023 Term Loan Facility.

Interest Expense
Interest expense decreased by $18 million for the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in derivative interest expense due to the termination of interest rate swaps	$32
Decrease related to the termination of in-the-money interest rate swaps	(25)
Decrease related to the debt reduction of $1.2 billion and refinancing $2.4 billion of debt at lower interest rates in 2019 and 2018	(21)
Decrease related to the deconsolidations of Ivanpah and Agua Caliente in 2018	(9)
Other	5
Decrease in interest expense	$(18)
Income Tax (Benefit)/Expense
For the three months ended June 30, 2019, an income tax benefit of $1 million was recorded on pre-tax income of $188 million. For the same period in 2018, income tax expense of $5 million was recorded on pre-tax income of $32 million. The effective tax rate was (0.5)% and 15.6% for the three months ended June 30, 2019 and 2018, respectively.
For the three months ended June 30, 2019 and 2018, NRG's overall effective tax rates were lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by current state tax expense.
Income from Discontinued Operations, Net of Income Tax

	Three Months Ended June 30,
(In millions)	2019	2018	Change
South Central Portfolio	1	16	$(15)
Yield Renewables Platform & Carlsbad	10	78	(68)
Genon	2	(25)	27
Income from discontinued operations, net of tax	$13	$69	$(56)
For the three months ended June 30, 2019, NRG recorded income from discontinued operations, net of income tax of $13 million, a decrease of $56 million from income of $69 million in the same period in 2018, as further described in Note 4, Acquisitions, Discontinued Operations and Dispositions.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests was $1 million for the three months ended June 30, 2019, compared to $24 million for three months ended June 30, 2018. For the three months ended June 30, 2018, NRG Yield, Inc.'s share of net income was partially offset by the net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method and Ivanpah's share of net losses. As a result of the disposition of NRG Yield Inc. and its Renewables Platform, as well as the deconsolidation of Ivanpah, the Company does not anticipate material NCI in the future.

Management’s discussion of the results of operations for the six months ended June 30, 2019 and 2018
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2019 and 2018. The average on-peak power prices have generally decreased primarily due to lower winter demand and heat rate contraction.

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2019	2018	Change %
Texas
ERCOT - Houston (a)	$30.04	$33.98	(12)%
ERCOT - North(a)	29.08	33.28	(13)%
MISO - Louisiana Hub(b)	33.12	45.22	(27)%
East/West
NY J/NYC(b)	37.34	49.19	(24)%
NEPOOL(b)	37.28	51.07	(27)%
COMED (PJM)(b)	28.44	32.54	(13)%
PJM West Hub(b)	31.17	43.58	(28)%
CAISO - SP15(b)	36.86	31.60	17%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
The following table summarizes average realized power prices for each region in which NRG operates, including the impact of settled hedges, for the six months ended June 30, 2019 and 2018:

	Average Realized Power Price ($/MWh)
	Six months ended June 30,
Region	2019	2018	Change %
Texas	$42.06	$34.44	22%
East/West/Other (a) (b)	36.45	47.43	(23)%
(a) Does not include BETM energy revenue of $32 million for 2018, respectively
(b) Does not include Ivanpah or Agua Caliente energy revenue of $94 million, as they were deconsolidated in April 2018 and August 2018, respectively

The average realized power prices fluctuated at different rates for the six months ended June 30, 2019 as compared to the same period in 2018 due to two factors:

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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$855	$341	$1,196	$(641)	$555
Capacity revenue	—	—	309	309	—	309
Retail revenue	3,353	—	—	—	(2)	3,351
Mark-to-market for economic hedging activities	2	473	56	529	(270)	261
Other revenue	—	45	111	156	(2)	154
Operating revenue	3,355	1,373	817	2,190	(915)	4,630
Cost of fuel	(51)	(352)	(165)	(517)	3	(565)
Other cost of sales (b)	(2,472)	(69)	(148)	(217)	640	(2,049)
Mark-to-market for economic hedging activities	(494)	2	2	4	270	(220)
Contract and emission credit amortization	—	(11)	—	(11)	—	(11)
Gross margin	$338	$943	$506	$1,449	$(2)	$1,785
Less: Mark-to-market for economic hedging activities, net	(492)	475	58	533	—	41
Less: Contract and emission credit amortization, net	—	(11)	—	(11)	—	(11)
Economic gross margin	$830	$479	$448	$927	$(2)	$1,755
Business Metrics
MWh sold (thousands)		20,329	9,354
MWh generated (thousands)		18,279	6,957
(a) Includes International, Renewables, and Generation eliminations
(b) Includes purchased energy, capacity and emissions credits

	Six months ended June 30, 2018
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$666	$598	$1,264	$(411)	$853
Capacity revenue	—	—	308	308	(1)	307
Retail revenue	3,300	—	—	—	(2)	3,298
Mark-to-market for economic hedging activities	(6)	(273)	(27)	(300)	220	(86)
Other revenue	—	64	102	166	(12)	154
Operating revenue	3,294	457	981	1,438	(206)	4,526
Cost of fuel	(11)	(311)	(239)	(550)	(2)	(563)
Other cost of sales (b)	(2,417)	(62)	(154)	(216)	421	(2,212)
Mark-to-market for economic hedging activities	446	(5)	(5)	(10)	(220)	216
Contract and emission credit amortization	—	(12)	(1)	(13)	—	(13)
Gross margin	$1,312	$67	$582	$649	$(7)	$1,954
Less: Mark-to-market for economic hedging activities, net	440	(278)	(32)	(310)	—	130
Less: Contract and emission credit amortization, net	—	(12)	(1)	(13)	—	(13)
Economic gross margin	$872	$357	$615	$972	$(7)	$1,837
Business Metrics
MWh sold (thousands)		19,340	12,607
MWh generated (thousands)		17,304	9,957
(a) Includes International, Renewables, and Generation eliminations
(b) Includes BETM, which was sold as of July 31, 2018
(c) Includes purchased energy, capacity and emissions credits

The table below represents the weather metrics for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Weather Metrics	Texas	East/West/Other (b)
2019
CDDs (a)	1,008	490
HDDs (a)	1,111	1,897
2018
CDDs	1,246	573
HDDs	1,059	1,844
10-year average
CDDs	1,115	529
HDDs	1,031	1,850

(a)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A Cooling Degree Day, or CDD, represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A Heating Degree Day, or HDD, represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period

(b) The East/West/Other weather metrics are comprised of the average of the CDD and HDD regional results for the Northeast, West-California and West- South Central regions

Retail Gross Margin and Economic Gross Margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Six months ended June 30,
(In millions, except as otherwise noted)	2019	2018
Retail revenue	$3,220	$3,132
Supply management revenue	84	75
Capacity revenue	49	93
Customer mark-to-market	2	(6)
Operating revenue (a)	3,355	3,294
Cost of sales (b)	(2,523)	(2,428)
Mark-to-market for economic hedging activities	(494)	446
Gross Margin	$338	$1,312
Less: Mark-to-market for economic hedging activities, net	(492)	440
Economic Gross Margin	$830	$872

Business Metrics
Mass electricity sales volume — GWh - Texas	17,119	17,736
Mass electricity sales volume — GWh - All other regions	4,407	3,319
C&I electricity sales volume — GWh - All regions	9,839	10,430
Natural gas sales volumes (MDth)	13,601	3,419
Average Retail Mass customer count (in thousands)	3,317	2,922
Ending Retail Mass customer count (in thousands)	3,277	3,149

(a)	Includes intercompany sales of $5 million and $6 million in 2019 and 2018, respectively, representing sales from Retail to the Texas region

(b)	Includes intercompany purchases of $676 million and $415 million in 2019 and 2018, respectively, inclusive of the internal transfer of large average annualized market price transactions
Retail gross margin decreased $974 million and economic gross margin decreased $42 million for the six months ended June 30, 2019, compared to the same period in 2018, due to:

(In millions)
Lower gross margin due to the unfavorable impact from weather that resulted in a decrease in load of 900,000 MWh in 2019 as compared to 2018	$(36)
Lower gross margin from Business Solutions primarily due to a reduction in the volume of an early settlement of capacity obligations in 2019 as compared to 2018	(28)
Lower gross margin from Mass due to higher supply costs driven by an increase in power prices of approximately $12.25 per MWh or $134 million, partially offset by higher revenue of approximately $10.25 per MWh or $111 million primarily driven by margin enhancement initiatives	(23)
Lower gross margin from Business Solutions due to lower revenue driven by lower rates to customers of approximately $6.25 per MWh or $61 million, partially offset by lower supply costs driven by a decrease in power prices at the time of procurement of approximately $3.50 per MWh or $36 million and lower volumes due to customer usage and mix of $24 million	(1)
Higher gross margin primarily driven by higher volumes from XOOM and other customer acquisitions	46
Decrease in economic gross margin	$(42)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(932)
Decrease in gross margin	$(974)

Generation Gross Margin and Economic Gross Margin
Generation gross margin increased $800 million and economic gross margin decreased $45 million, both of which include intercompany sales, during the six months ended June 30, 2019, compared to the same period in 2018.
The tables below describe the increase in Generation gross margin and the decrease in economic gross margin:
Texas Region

(In millions)
Higher gross margin due to a 22% increase in weighted average realized prices, due primarily to the inter-segment transactions at annual average power prices	$89
Higher gross margin driven by planned outage at STP, Cedar Bayou and a forced outage at T.H.Wharton in 2018	39
Higher gross margin due to commercial optimization activities	10
Higher gross margin due to margin enhancement initiatives from reduced fuel supply costs	10
Decreased gross margin from lower sales of NOx emission credits	(22)
Other	(4)
Increase in economic gross margin	$122
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	753
Increase in contract and emission credit amortization	1
Increase in gross margin	$876
East/West/Other

(In millions)
Lower gross margin due to Ivanpah and Agua deconsolidations in April 2018 and August 2019, respectively	$(87)
Lower gross margin due to the sale of BETM, Keystone and Conemaugh in the third quarter of 2018, Guam in the first quarter of 2019 and the retirement of Encina in December	(75)
Lower gross margin due to decrease in economic generation volumes, primarily due to dark spread and spark spread contractions in the northeast and planned outages in 2019	(30)
Lower gross margin driven by a 27% decrease in realized capacity pricing in New York	(18)
Lower gross margin due to insurance proceeds from outages in 2018	(14)
Lower gross margin due to an extended forced outage at the Sunrise facility in 2019	(12)
Higher gross margin due to a 29% increase in PJM capacity prices and a 13% increase in ISO-NE capacity prices	46
Higher gross margin due to a 14% increase in weighted average realized prices, primarily at Midwest Generation	19
Higher gross margin from commercial optimization activities	4
Decrease in economic gross margin	$(167)
Increase to mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	90
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(76)

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $89 million during the six months ended June 30, 2019, compared to the same period in 2018.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Six months ended June 30, 2019
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(1)	$(153)	$(6)	$152	$(8)
Net unrealized gains on open positions related to economic hedges	3	626	62	(422)	269
Total mark-to-market gains in operating revenues	$2	$473	$56	$(270)	$261
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$184	$4	$2	$(152)	$38
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	(1)
Net unrealized (losses) on open positions related to economic hedges	(677)	(2)	—	422	(257)
Total mark-to-market (losses)/gains in operating costs and expenses	$(494)	$2	$2	$270	$(220)

(a)	Represents the elimination of the intercompany activity between Retail and Generation

	Six months ended June 30, 2018
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(1)	$(88)	$(6)	$31	$(64)
Net unrealized (losses) on open positions related to economic hedges	(5)	(185)	(21)	189	(22)
Total mark-to-market (losses) in operating revenues	$(6)	$(273)	$(27)	$220	$(86)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$104	$(2)	$(8)	$(31)	$63
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	(1)
Net unrealized gains/(losses) on open positions related to economic hedges	343	(3)	3	(189)	154
Total mark-to-market gains/(losses) in operating costs and expenses	$446	$(5)	$(5)	$(220)	$216

(a)	Represents the elimination of the intercompany activity between Retail and Generation
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the six months ended June 30, 2019, the $261 million gain in operating revenues from economic hedge positions was driven primarily by an increase in value of open positions as a result of decreases in natural gas prices, ERCOT heat rate contraction, and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $220 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of decreases in natural gas prices, ERCOT heat rate contraction, and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.

For the six months ended June 30, 2018, the $86 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, as well as a decrease in the value of open positions as a result of ERCOT heat rate expansion and increases in ERCOT electricity prices. The $216 million gain in operating costs and expenses from economic hedge positions was driven primarily by the increase in value of open positions as a result of ERCOT heat rate expansion and increases in ERCOT electricity prices, as well as the reversal of previously recognized unrealized losses on contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2019 and 2018. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2019	2018
Trading gains
Realized	$31	$40
Unrealized	19	13
Total trading gains	$50	$53
Operations and Maintenance Expense

Operations and maintenance expense are comprised of the following:

	Retail	Generation		Corporate	Eliminations	Total
		Texas	East/West/Other(a)
	(In millions)
Six months ended June 30, 2019	$110	$228	$190	$4	$(1)	$531
Six months ended June 30, 2018	$96	$243	$236	$1	$(3)	573
(a) Includes International, Renewables, and Generation eliminations

Operations and maintenance expense decreased by $42 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease due to the reduction in accrual for the Midwest Generation asbestos liability following final settlement	(27)
Decrease due to the timing of outages in 2019	(23)
Decrease due to the deconsolidations of Ivanpah and Agua Caliente in 2018	(20)
Decrease due to 2018 payments in settlement of certain legal matters	(10)
Decrease due to cost efficiencies as a result of the Transformation Plan	(5)
Increase in investments in Texas plants in preparation for summer operations	21
Increase primarily related to the lease of Cottonwood from February 4, 2019	17
Increase due to the XOOM acquisition in June 2018	8
Increase associated with costs incurred for margin enhancement initiatives	2
Other	(5)
Decrease in operations and maintenance expense	$(42)

Other Cost of Operations

Other Cost of operations are comprised of the following:

		Generation
	Retail	Texas	East/West/Other	Total
	(In millions)
Six months ended June 30, 2019	$53	$32	$35	$120
Six months ended June 30, 2018	$50	$36	$43	$129

Other cost of operations decreased by $9 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease in other cost of operations due to cost efficiencies as a result of the Transformation Plan	$(5)
Decrease in ARO accretion expense due to prior year write-off of S.R. Berton	(4)
Decrease in other cost of operations	$(9)
Depreciation and Amortization
Depreciation and amortization decreased by $62 million for the six months ended June 30, 2019, compared to the same period in 2018, driven primarily by the deconsolidations of Ivanpah in April 2018 and Agua Caliente in August 2018, the sale of Cottonwood in February 2019 and prior year impairments.
Selling, General and Administrative
Selling, general and administrative expenses comprised of the following:

	Retail	Generation	Corporate	Total
	(In millions)
Six months ended June 30, 2019	$277	$117	$11	$405
Six months ended June 30, 2018	240	110	26	376
Selling, general and administrative expenses increased by $29 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in selling and marketing expenses associated with costs incurred for margin enhancement initiatives	$34
Increase in bad debt expense primarily due to higher customer attrition	22
Increase in selling expense due to the acquisition of XOOM in June 2018	12
Decrease in general and administrative expense from cost efficiencies as a result of the Transformation Plan	(26)
Decrease due to higher accruals for estimated legal liabilities in 2018	(10)
Decrease related to fees incurred in the acquisition of businesses	(3)
Increase in selling, general and administrative expenses	$29
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $28 million for the six months ended June 30, 2019, compared to the same period in 2018, driven primarily by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2018.

Gain on Sale of Assets
The gain on sale of assets for the six months ended June 30, 2018 consisted primarily of gains on the sales of Canal 3 and a piece of land, while the gain on the sale of assets for the six months ended June 30, 2019 consisted primarily of a gain on the sale of land.
Equity in (Losses)/Earnings of Unconsolidated Affiliates
Equity in (losses)/earnings of unconsolidated affiliates decreased by $27 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily driven by six months of losses for Ivanpah in 2019 as a result of the deconsolidations in 2018.
Other Income/(Expense), Net
Other income for the six months ended June 30, 2019 primarily relates to interest income, dividends received from cost method investments and income from pension and postretirement investments. Other expense for the six months ended June 30, 2018 primarily relates to the loss on the deconsolidation of Ivanpah.
Loss on Debt Extinguishment
A loss on debt extinguishment of $47 million was recorded during the six months ended June 30, 2019, driven by the redemption of the 2024 Senior Notes and the repayment of the 2023 Term Loan Facility.
Interest Expense
Interest expense decreased by $20 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease related to the deconsolidations of Ivanpah and Agua Caliente in 2018	$(23)
Decrease related to the termination of in-the-money interest rate swaps	(25)
Decrease related to the debt reduction of $1.2 billion and refinancing $2.4 billion of debt at lower interest rates in 2019 and 2018	(30)
Increase in derivative interest expense due to the termination of interest rate swaps in 2019	53
Other	5
Decrease in interest expense	$(20)
Income Tax Expense
For the six months ended June 30, 2019, income tax expense of $3 million was recorded on pre-tax income of $286 million. For the same period in 2018, income tax expense of $11 million was recorded on a pre-tax income of $276 million. The effective tax rate was 1.0% and 4.0% for the six months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019 and 2018, NRG's overall effective tax rates were lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance partially offset by the current state tax expense.

Income from Discontinued Operations, Net of Income Tax

	Six Months Ended June 30,
(In millions)	2019	2018	Change
South Central Portfolio	36	32	$4
Yield Renewables Platform & Carlsbad	363	57	306
GenOn	2	(25)	27
Income from discontinued operations, net of tax	$401	$64	$337
For the six months ended June 30, 2019, NRG recorded income from discontinued operations, net of income tax of $401 million, an increase of $337 million from income of $64 million in the same period in 2018, as further described in Note 4, Acquisitions, Discontinued Operations and Dispositions.
Net Income/(Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interests was net income of $1 million for the six months ended June 30, 2019, compared to a net loss of $22 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, the net loss primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method and Ivanpah's share of net losses, partially offset by NRG Yield, Inc.'s share of net income. As a result of the disposition of NRG Yield Inc. and its Renewables Platform, as well as the deconsolidation of Ivanpah, the Company does not anticipate material NCI in the future.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2019 and December 31, 2018, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $2.1 billion and $2.0 billion, respectively, was comprised of the following:

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$294	$563
Restricted cash - operating	9	6
Restricted cash - reserves(a)	2	11
Total	305	580
Total credit facility availability	1,799	1,397
Total liquidity, excluding funds deposited by counterparties	$2,104	$1,977
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures
For the six months ended June 30, 2019, total liquidity, excluding funds deposited by counterparties, increased by $127 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2019 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
Sources of Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements, as described in Note 10, Debt and Capital Leases, to this Form 10-Q. The Company's financing arrangements consist mainly of the Senior Notes, the Senior Credit Facility, and project-related financings.
The table below represents the approximate cash proceeds received from sale transactions and related financings, net of working capital and other adjustments, completed by the Company during the six months ended June 30, 2019:

Sales	Cash Proceeds (in millions)
South Central Portfolio	$962
Carlsbad	396
Guam	8
Other	10
Sales transactions during the six months ended June 30, 2019	$1,376
Issuance of 2029 Senior Notes
On May 14, 2019, NRG issued $733 million of aggregate principal amount at par of 5.25% senior unsecured notes due 2029. The proceeds from the issuance of the 2029 Senior Notes were utilized to redeem the Company's remaining 6.25% Senior Notes due 2024.
Issuance of 2024 and 2029 Senior Secured Notes
On May 28, 2019, NRG issued $1.1 billion of aggregate principal amount of senior secured first lien notes, consisting of $600 million 3.75% senior secured first lien notes due 2024 and $500 million 4.45% senior secured first lien notes due 2029, at a discount. The proceeds from the issuance of the Senior Secured First Lien Notes, together with cash on hand, were used to repay the Company's 2023 Term Loan Facility, resulting in a decrease of $594 million to long-term debt outstanding.

Revolving Credit Facility Modification
On May 28, 2019, the Company amended its existing credit agreement to, among other things, (i) provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion, (ii) extend the maturity date of the revolving loans and commitments under the amended credit agreement to May 28, 2024, (iii) provide for a release of the collateral securing the amended credit agreement if NRG obtains an investment grade rating from two out of the three rating agencies, subject to an obligation to reinstate the collateral if such rating agencies withdraw NRG’s investment grade rating or downgrade NRG’s rating below investment grade, (iv) reduce the applicable margins for borrowings under (a) ABR Revolving Loans from 1.25% to 0.75% and (b) Eurodollar Revolving Loans from 2.25% to 1.75%, (v) add a sustainability-linked pricing metric that permits an interest rate adjustment tied to NRG meeting targets related to environmental sustainability and (vi) make certain other changes to the existing covenants.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding NRG's assets that have project-level financing and the assets of certain non-guarantor subsidiaries, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program.  The first lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure.  Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, and 10% of its other assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2019, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of June 30, 2019:

Equivalent Net Sales Secured by First Lien Structure(a)	2019	2020	2021	2022	2023
In MW	514	865	740	792	846
As a percentage of total net coal and nuclear capacity(b)	11%	19%	16%	17%	19%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region

(b)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Uses of Liquidity
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
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2019, the Company had total cash collateral outstanding of $163 million and $682 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of June 30, 2019, total funds deposited by counterparties was $31 million in cash and $100 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, growth investments, and environmental for the six months ended June 30, 2019, and the estimated capital expenditures forecast for the remainder of 2019.

	Maintenance	Environmental	Growth Investments(c)	Total
	(In millions)
Retail	$9	$—	$19	$28
Generation
Texas	39	—	—	39
East/West/Other(a)	25	2	—	27
Corporate	3	—	10	13
Total cash capital expenditures for the six months ended June 30, 2019	76	2	29	107
Other investments	—	—	58	58
Total capital expenditures and investments, net of financings	76	2	87	165

Estimated capital expenditures for the remainder of 2019(b)	$79	$1	$17	$97
(a) Includes International, Renewables and Cottonwood
(b) Growth investments includes $17 million of costs to achieve associated with the Transformation Plan
(c) Includes other investments, acquisitions and costs to achieve

Growth Investments Capital Expenditures
For the six months ended June 30, 2019, the Company's growth investments capital expenditures included $27 million for cost to achieve projects associated with the Transformation Plan and $2 million for the Company's other growth projects.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2019 through 2023 required to comply with environmental laws will be approximately $36 million.
Common Stock Dividends
Dividends of $0.06 per share were paid on the Company's common stock during the six months ended June 30, 2019. On July 19, 2019, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable August 15, 2019, to stockholders of record as of August 1, 2019, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Share Repurchases
During January and February, the Company completed $250 million of share repurchases in connection with the 2018 share repurchase program, at an average price of $40.61 per share. In February 2019, the Company's board of directors authorized an additional $1.0 billion share repurchase program. Through August 7, 2019, the Company completed share repurchases of $1.0 billion in connection with the 2019 share repurchase program, at an average price of $38.38 per share, of which $804 million was repurchased during the six months ended June 30, 2019.

Senior Note Repurchases
During the three months ended June 30, 2019, the Company redeemed $733 million of its 6.25% Senior Notes due 2024 and recorded a loss on debt extinguishment of $29 million, which included the write-off of previously deferred debt issuance costs of $5 million.
2023 Term Loan Facility Repayment
On May 28, 2019, the Company repaid its $1.7 billion 2023 Term Loan Facility using the proceeds from the issuance of the Senior Secured First Lien Notes, as well as cash on hand. The Company recorded a loss on debt extinguishment of $17 million, which included the write-off of previously deferred debt issuance costs of $13 million. As a result of the repayment of the outstanding 2023 Term Loan Facility, the Company terminated the related interest rate swap agreements, which were in-the-money, and received $25 million that was recorded as a reduction to interest expense.
Stream Energy Acquisition
On May 15, 2019, the Company entered into an agreement to acquire Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $300 million in cash and estimated transaction costs and working capital adjustments of approximately $25 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers. The acquisition closed on August 1, 2019.
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
Balance Sheet Target Ratio
NRG revised its credit metrics target in order to further strengthen its balance sheet by reducing leverage. During the second quarter of 2019, in connection with the repayment of the 2023 Term Loan Facility repayment, as further discussed in Note 10, Debt and Capital Leases, the Company reduced total outstanding debt by $594 million.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six month periods:

	Six months ended June 30,
	2019	2018	Change
	(In millions)
Net Cash Provided by Operating Activities	$389	$513	$(124)
Net Cash Provided/(Used) by Investing Activities	1,103	(1,162)	2,265
Net Cash (Used)/Provided by Financing Activities	(1,720)	450	(2,170)
Net Cash Provided by Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash provided by discontinued operations	$(241)
Decrease in working capital	(39)
Changes in cash collateral in support of risk management activities due to changes in commodity prices	134
Increase in operating income adjusted for other non-cash items	22
$(124)

Net Cash Provided/(Used) by Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Increase in proceeds from sale of assets and discontinued operations primarily due to sales of South Central Portfolio and Carlsbad	$1,143
Decrease in cash used by discontinued operations	582
Decrease in cash paid for acquisitions primarily due to XOOM acquisition in 2018	190
Decrease in capital expenditures	175
Cash removed due to deconsolidation of Ivanpah in 2018	160
Increase in proceeds received from sales of nuclear decommissioning trust fund securities, net of purchases	25
Increase in contributions to discontinued operations	(28)
Other	18
$2,265
Net Cash (Used)/Provided by Financing Activities
Changes to net cash (used)/provided by financing activities were driven by:

(In millions)
Increase in payments of short and long-term debt	$(2,137)
Increase in payments for treasury stock	(539)
Change in cash provided by discontinued operations	(302)
Increase in payments of debt extinguishment costs and deferred issuance costs	(38)
Increase in proceeds from issuance of short and long-term debt	839
Other	7
$(2,170)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2019, the Company had domestic pre-tax book income of $276 million and foreign pre-tax book income of $10 million. As of December 31, 2018, the Company had cumulative domestic Federal NOL carryforwards of $10.7 billion, which will begin expiring in 2031, and cumulative state NOL carryforwards of $5.6 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $213 million, which do not have an expiration date. In addition to the above NOLs, NRG has a $442 million carryforward for interest deductions, as well as $381 million of tax credits to be utilized in future years. In addition to these amounts, the Company has $24 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $20 million in 2019.
The Company has recorded a non-current tax liability of $28 million until final resolution with the related taxing authority. The $28 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. With few exceptions, state and local income tax examinations are no longer open for years before 2010.
As of June 30, 2019 and December 31, 2018, the Company had a valuation allowance on its domestic net deferred tax assets of $3.7 billion and $3.8 billion, respectively, due to its history of net operating losses. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of the tax attributes. Given the Company's current earnings and forecasted future earnings, there is a reasonable possibility that within the next six months there may be sufficient positive evidence to allow for the release of a significant portion of the valuation allowance, which will result in a material increase to net income in the period such conclusion is made. The Company will continue to evaluate the evidence on a quarterly basis.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2019, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $1.0 billion as of June 30, 2019. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2018 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2018 Form 10-K. See also Note 8, Leases, Note 10, Debt and Capital Leases, and Note 17, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and six months ended June 30, 2019.

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities or retail load obligations. Historically, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG entered into interest rate swap agreements. As of June 30, 2019, NRG had no interest rate derivative instruments. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2018 Form 10‑K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2019, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2019.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2018	$104
Contracts realized or otherwise settled during the period	(16)
Contracts acquired during the period	(2)
Changes in fair value	38
Fair Value of Contracts as of June 30, 2019	$124

	Fair Value of Contracts as of June 30, 2019
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$(93)	$(18)	$(3)	$—	$(114)
Level 2	69	75	7	(10)	141
Level 3	96	32	(5)	(26)	97
Total	$72	$89	$(1)	$(36)	$124
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2019, NRG's net derivative asset was $124 million, an increase to total fair value of $20 million as compared to December 31, 2018. This increase was driven by gains in fair value, partially offset by roll-off of trades that settled during the period and contracts acquired.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $94 million in the net value of derivatives as of June 30, 2019. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $94 million in the net value of derivatives as of June 30, 2019.

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
The Company's significant accounting policies are outlined in Note 2, Summary of Significant Accounting Policies, of this Form 10-Q, and in Note 2, Summary of Significant Accounting Policies, under Part IV, Item 15 the Company's 2018 Form 10-K. The Company's critical accounting estimates are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2018 Form 10-K. There have been no material changes to the Company's critical accounting policies and estimates since the 2018 Form 10-K.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and six months ending June 30, 2019 and 2018:

(In millions)	2019	2018
VaR as of June 30,	$33	$54
Three months ended June 30,
Average	$40	$59
Maximum	46	68
Minimum	33	52
Six months ended June 30,
Average	43	$59
Maximum	49	69
Minimum	33	48
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2019, for the entire term of these instruments entered into for both asset management and trading, was $11 million, primarily driven by asset-backed transactions.
Interest Rate Risk
NRG was exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. NRG's risk management policies allow the Company to reduce interest rate exposure from variable rate debt obligations.
The Company has previously entered into interest rate swaps. As of June 30, 2019, NRG had no interest rate derivative instruments. See Note 11, Debt and Capital Leases, of the Company's 2018 Form 10-K for more information on the Company's interest rate swaps.
As of June 30, 2019, the fair value and related carrying value of the Company's debt was $6.4 billion and $6.0 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $569 million.

Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $93 million as of June 30, 2019, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $71 million as of June 30, 2019. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through June 30, 2019, see Note 17, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2018 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2018 Form 10‑K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2018, the Company's board of directors authorized the Company to repurchase $1.5 billion of its common stock. $1.25 billion common stock repurchases were completed in 2018 and the remaining $0.25 billion completed through February 2019. In addition the Company's board of directors authorized in February 2019 an additional $1.0 billion share repurchase program to be executed in 2019. Through August 7, 2019, the Company completed the $1.0 billion share repurchase program at an average price of $38.38 per share. In August 2019, the Company announced that the board of directors authorized an additional $0.25 billion of share repurchases to be executed in the second half of 2019.
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended June 30, 2019.

For the three months ended June 30, 2019	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Month #1
(April 1, 2019 to April 30, 2019)	390,908	(b)	390,908	$499,773,516
Month #2
(May 1, 2019 to May 31, 2019)	4,246,164	$35.83	4,246,164	$347,547,868
Month #3
(June 1, 2019 to June 30, 2019)	4,375,000	$34.67	4,375,000	$195,779,264
Total at June 30, 2019	9,012,072		9,012,072

(a)	Includes commissions paid

(b)
Includes 351,768 additional shares delivered under the ASR agreement upon settlement. The average price paid per share for April purchases excluding the additional shares delivered under the ASR was $41.99

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Indenture, dated May 23, 2016, between NRG Energy, Inc. and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York), as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on May 16, 2019
4.2	Fifth Supplemental Indenture, dated May 14, 2019, among NRG energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on May 16, 2019
4.3	Form of 5.250% Senior Notes due 2029.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on May 16, 2019
4.4	Indenture, dated May 28, 2019, between NRG Energy, Inc. and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on May 30, 2019
4.5	Supplemental Indenture, dated May 28, 2019, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on May 30, 2019
4.6	Form of 3.750% Senior Secured First Lien Notes due 2024.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on May 30, 2019
4.7	Form of 4.450% Senior Secured First Lien Notes due 2029.	Incorporated herein by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on May 30, 2019
10.1	Fourth Amendment, dated as of May 28, 2019, among NRG Energy, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and as collateral agent	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 30, 2019
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 7, 2019	Chief Accounting Officer (Principal Accounting Officer)