Form 10-Q
period 2019-09-30
NRG ENERGY, INC.
filed 2019-11-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Carnegie Center,	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of October 31, 2019, there were 251,594,290 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risk Factors Related to NRG Energy, Inc., in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the following:
•NRG's ability to achieve the expected benefits of its Transformation Plan;
•NRG's ability to obtain and maintain retail market share;
•NRG's ability to engage in successful sales and divestitures as well as mergers and acquisitions activity;
•General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;
•Volatile power supply costs and demand for power;
•Changes in law, including judicial decisions;
•Hazards customary to the power production industry and power generation operations, such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that NRG may not have adequate insurance to cover losses as a result of such hazards;
•The effectiveness of NRG's risk management policies and procedures and the ability of NRG's counterparties to satisfy their financial commitments;
•Counterparties' collateral demands and other factors affecting NRG's liquidity position and financial condition;
•NRG's ability to operate its businesses efficiently and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;
•NRG's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;
•The liquidity and competitiveness of wholesale markets for energy commodities;
•Government regulation, including changes in market rules, rates, tariffs and environmental laws;
•Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately and fairly compensate NRG's generation units;
•NRG's ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM, performance incentives in ISO-NE, and scarcity pricing in ERCOT;
•NRG's ability to borrow funds and access capital markets, as well as NRG's substantial indebtedness and the possibility that NRG may incur additional indebtedness in the future;
•Operating and financial restrictions placed on NRG and its subsidiaries that are contained in the indentures governing NRG's outstanding notes, in NRG's Senior Credit Facility, and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that NRG may not have adequate insurance to cover losses resulting from such hazards or the inability of NRG's insurers to provide coverage;
•NRG's ability to develop and build new power generation facilities;
•NRG's ability to develop and innovate new products, as retail and wholesale markets continue to change and evolve;
•NRG's ability to implement its strategy of finding ways to meet the challenges of climate change, clean air and protecting natural resources, while taking advantage of business opportunities;
•NRG's ability to increase cash from operations through operational and commercial initiatives, corporate efficiencies, asset strategy, and a range of other programs throughout NRG to reduce costs or generate revenues;
•NRG's ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives;
•NRG's ability to successfully integrate, realize cost savings and manage any acquired businesses; and
•NRG's ability to develop and maintain successful partnering relationships as needed.

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
Senior Notes
As of September 30, 2019, NRG's $3.8 billion outstanding unsecured senior notes consisting of $1.0 billion of the 7.25% senior notes due 2026, $1.23 billion of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028 and $733 million of the 5.250% senior notes due 2029

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2019	2018	2019	2018
Operating Revenues
Total operating revenues	$2,996	$2,960	$7,626	$7,486
Operating Costs and Expenses
Cost of operations	2,153	2,238	5,649	5,512
Depreciation and amortization	91	99	261	331
Impairment losses	—	—	1	74
Selling, general and administrative	210	211	615	587
Reorganization costs	1	27	16	70
Development costs	1	1	5	9
Total operating costs and expenses	2,456	2,576	6,547	6,583
Gain on sale of assets	—	14	2	30
Operating Income	540	398	1,081	933
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	29	20	8	26
Impairment losses on investments	(107)	(1)	(107)	(16)
Other income, net	17	19	49	12
Loss on debt extinguishment, net	—	(19)	(47)	(22)
Interest expense	(99)	(122)	(318)	(361)
Total other expense	(160)	(103)	(415)	(361)
Income from Continuing Operations Before Income Taxes	380	295	666	572
Income tax expense	6	8	9	19
Income from Continuing Operations	374	287	657	553
(Loss)/income from discontinued operations, net of income tax	(2)	(336)	399	(272)
Net Income/(Loss)	372	(49)	1,056	281
Less: Net income attributable to noncontrolling interest and redeemable interests	—	23	1	1
Net Income/(Loss) Attributable to NRG Energy, Inc.	$372	$(72)	$1,055	$280
Earnings per Share Attributable to NRG Energy, Inc.
Weighted average number of common shares outstanding — basic	254	299	266	309
Income from continuing operations per weighted average common share — basic	$1.47	$0.88	$2.47	$1.79
(Loss)/income from discontinued operations per weighted average common share — basic	$(0.01)	$(1.12)	$1.50	$(0.88)
Earnings/(Loss) per Weighted Average Common Share — Basic	$1.46	$(0.24)	$3.97	$0.91
Weighted average number of common shares outstanding — diluted	256	299	268	313
Income from continuing operations per weighted average common share — diluted	$1.46	$0.88	$2.45	$1.76
(Loss)/income from discontinued operations per weighted average common share — diluted	$(0.01)	$(1.12)	$1.49	$(0.87)
Earnings/(Loss) per Weighted Average Common Share — Diluted	$1.45	$(0.24)	$3.94	$0.89
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Income/(Loss)	$372	$(49)	$1,056	$281
Other Comprehensive (Loss)/Income
Unrealized gain on derivatives	—	5	—	24
Foreign currency translation adjustments	(4)	(2)	(4)	(8)
Available-for-sale securities	(14)	—	(13)	1
Defined benefit plans	(41)	(1)	(47)	(3)
Other comprehensive (loss)/income	(59)	2	(64)	14
Comprehensive Income/(Loss)	313	(47)	992	295
Less: Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	—	26	1	15
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$313	$(73)	$991	$280
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In millions, except share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$243	$563
Funds deposited by counterparties	30	33
Restricted cash	4	17
Accounts receivable, net	1,376	1,024
Inventory	364	412
Derivative instruments	735	764
Cash collateral paid in support of energy risk management activities	164	287
Prepayments and other current assets	271	302
Current assets - held-for-sale	—	1
Current assets - discontinued operations	—	197
Total current assets	3,187	3,600
Property, plant and equipment, net	2,615	3,048
Other Assets
Equity investments in affiliates	405	412
Operating lease right-of-use assets, net	482	—
Goodwill	591	573
Intangible assets, net	828	591
Nuclear decommissioning trust fund	756	663
Derivative instruments	358	317
Deferred income taxes	53	46
Other non-current assets	252	289
Non-current assets - held-for-sale	—	77
Non-current assets - discontinued operations	—	1,012
Total other assets	3,725	3,980
Total Assets	$9,527	$10,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$302	$72
Current portion of operating lease liabilities	73	—
Accounts payable	866	863
Derivative instruments	668	673
Cash collateral received in support of energy risk management activities	30	33
Accrued expenses and other current liabilities	625	680
Current liabilities - held-for-sale	—	5
Current liabilities - discontinued operations	—	72
Total current liabilities	2,564	2,398
Other Liabilities
Long-term debt and finance leases	5,798	6,449
Non-current operating lease liabilities	500	—
Nuclear decommissioning reserve	294	282
Nuclear decommissioning trust liability	453	371
Derivative instruments	364	304
Deferred income taxes	70	65
Other non-current liabilities	1,036	1,274
Non-current liabilities - held-for-sale	—	65
Non-current liabilities - discontinued operations	—	635
Total other liabilities	8,515	9,445
Total Liabilities	11,079	11,843
Redeemable noncontrolling interest in subsidiaries	19	19
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized;421,859,844 and 420,288,886 shares issued and 251,985,517 and 283,650,039 shares outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in-capital	8,494	8,510
Accumulated deficit	(4,991)	(6,022)
Less treasury stock, at cost - 169,874,327 and 136,638,847 shares at September 30, 2019 and December 31, 2018, respectively	(4,920)	(3,632)
Accumulated other comprehensive loss	(158)	(94)
Total Stockholders' Equity	(1,571)	(1,234)
Total Liabilities and Stockholders' Equity	$9,527	$10,628
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2019	2018
Cash Flows from Operating Activities
Net Income	$1,056	$281
Income/(loss) from discontinued operations, net of income tax	399	(272)
Income from continuing operations	657	553
Adjustments to reconcile net income to cash provided by operating activities:
Distributions and equity earnings of unconsolidated affiliates	(5)	10
Depreciation, amortization and accretion	289	364
Provision for bad debts	87	57
Amortization of nuclear fuel	40	38
Amortization of financing costs and debt discount/premiums	20	21
Loss on debt extinguishment, net	47	22
Amortization of emissions allowances and out-of-market contracts	28	21
Amortization of unearned equity compensation	15	21
Gain on sale and disposal of assets	(20)	(50)
Impairment losses	108	90
Changes in derivative instruments	36	(17)
Changes in deferred income taxes and liability for uncertain tax benefits	(3)	(6)
Changes in collateral deposits in support of energy risk management activities	129	(30)
Changes in nuclear decommissioning trust liability	27	50
GenOn settlement	—	(125)
Loss on deconsolidation of Agua Caliente and Ivanpah projects	—	13
Changes in other working capital	(602)	(361)
Cash provided by continuing operations	853	671
Cash provided by discontinued operations	8	396
Net Cash Provided by Operating Activities	861	1,067
Cash Flows from Investing Activities
Payments for acquisitions of businesses	(348)	(209)
Capital expenditures	(183)	(343)
Net proceeds from notes receivable	2	—
Net proceeds from sale of emission allowances	14	24
Investments in nuclear decommissioning trust fund securities	(295)	(449)
Proceeds from the sale of nuclear decommissioning trust fund securities	271	398
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1,293	1,555
Deconsolidation of Agua Caliente and Ivanpah projects	—	(268)
Net contributions to investments in unconsolidated affiliates	(94)	(39)
Contributions to discontinued operations	(44)	(23)
Cash provided by continuing operations	616	646
Cash used by discontinued operations	(2)	(705)
Net Cash Provided/(Used) by Investing Activities	614	(59)
Cash Flows from Financing Activities
Payments of dividends to common stockholders	(24)	(28)
Payments for treasury stock	(1,286)	(1,000)
Payments for debt extinguishment costs	(24)	—
Distributions to noncontrolling interests from subsidiaries	(1)	(17)
Proceeds from issuance of common stock	3	15
Proceeds from issuance of short and long-term debt	2,048	995
Payment of debt issuance costs	(34)	(19)
Payments for short and long-term debt	(2,487)	(970)
Receivable from affiliate	—	(26)
Other	—	(4)
Cash used by continuing operations	(1,805)	(1,054)
Cash provided by discontinued operations	43	403
Net Cash Used by Financing Activities	(1,762)	(651)
Effect of exchange rate changes on cash and cash equivalents	—	1
Change in Cash from discontinued operations	49	94
Net (Decrease)/increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(336)	264
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	613	1,086
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$277	$1,350
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
	(In millions)
Balance at December 31, 2018	$4	$8,510	$(6,022)	$(3,632)	$(94)	$(1,234)
Net income			482			482
Other comprehensive loss					(2)	(2)
Share repurchases		(10)		(739)		(749)
Equity-based compensation		(32)				(32)
Issuance of common stock		5				5
Common stock dividends(a)			(8)			(8)
Balance at March 31, 2019	$4	$8,473	$(5,548)	$(4,371)	$(96)	$(1,538)
Net income			201			201
Other comprehensive loss					(3)	(3)
Share repurchases		10		(315)		(305)
Equity-based compensation		5				5
Common stock dividends(a)			(8)			(8)
Balance at June 30, 2019	$4	$8,488	$(5,355)	$(4,686)	$(99)	$(1,648)
Net income			372			372
Other comprehensive loss					(59)	(59)
Share repurchases				(234)		(234)
Equity-based compensation		5				5
Issuance of common stock		1				1
Common stock dividends(a)			(8)			(8)
Balance at September 30, 2019	$4	$8,494	$(4,991)	$(4,920)	$(158)	$(1,571)
(a) Dividends per common share were $0.03 for each of the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Noncon- trolling Interest	Total Stock-holders' Equity
	(In millions)
Balance at December 31, 2017	$4	$8,376	$(6,268)	$(2,386)	$(72)	$2,314	$1,968
Net income/(loss)			279			(30)	249
Other comprehensive income					11		11
Sale of assets to NRG Yield, Inc.		8				4	12
ESPP share purchases		(2)		5			3
Share repurchases				(93)			(93)
Equity-based compensation		(10)					(10)
Issuance of common stock		7					7
Common stock dividends(a)			(10)				(10)
Distributions to noncontrolling interests						(19)	(19)
Dividends paid to NRG Yield, Inc.						(30)	(30)
Contributions from noncontrolling interests						153	153
Adoption of new accounting standards			17				17
Balance at March 31, 2018	$4	$8,379	$(5,982)	$(2,474)	$(61)	$2,392	$2,258
Net income			72			32	104
Other comprehensive income					1		1
Sale of assets to NRG Yield, Inc.						(2)	(2)
ESPP share purchases				(1)			(1)
Share repurchases		(11)		(396)			(407)
Equity-based compensation		8					8
Issuance of common stock		4					4
Common stock dividends(a)			(9)				(9)
Distributions to noncontrolling interests						(15)	(15)
Dividends paid to NRG Yield, Inc.						(31)	(31)
Contributions from noncontrolling interests						150	150
Adoption of new accounting standards			(1)				(1)
Deconsolidation of Business						(89)	(89)
Equity component of convertible senior notes		101					101
Balance at June 30, 2018	$4	$8,481	$(5,920)	$(2,871)	$(60)	$2,437	$2,071
Net (loss)/income			(72)			24	(48)
Other comprehensive income					2		2
Sale of assets to NRG Yield, Inc.		1				6	7
Share repurchases		(37)		(463)			(500)
Equity-based compensation		4					4
Issuance of common stock		4					4
Common stock dividends(a)			(9)				(9)
Distributions to noncontrolling interests						(9)	(9)
Contributions from noncontrolling interests						1	1
Sale of NRG Yield and other business						(2,459)	(2,459)
Balance at September 30, 2018	$4	$8,453	$(6,001)	$(3,334)	$(58)	$—	$(936)
(a) Dividends per common share were $0.03 for each of the quarters ended September 30, 2018, June 30, 2018 and March 31, 2018

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is an energy company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing, selling and delivering electricity and related products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG is perfecting the integrated model by balancing retail load with generation supply within its deregulated markets, while evolving to a customer-driven business. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names "NRG", "Reliant" and other brand names owned by NRG, supported by approximately 23,000 MW of generation as of September 30, 2019.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2019, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018.
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
On August 31, 2018, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc. and its Renewables Platform for financial reporting purposes. The financial information for all historical periods was recast to reflect the presentation of these entities, as well as the Carlsbad project, as discontinued operations in the third quarter of 2018. As a result of the sale of NRG Yield, the Company no longer controls the Agua Caliente project. Due to this change in control, the Company also deconsolidated the Agua Caliente project from its financial results and began accounting for the project as an equity method investment.
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

Note 2 — Summary of Significant Accounting Policies
Net Income/(Loss) attributable to NRG Energy, Inc.
The following table reflects the net income/(loss) attributable to NRG Energy, Inc. after removing the net income attributable to the noncontrolling interest and redeemable noncontrolling interest:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Income from continuing operations, net of income tax	$374	$274	$656	$547
(Loss)/income from discontinued operations, net of income tax	(2)	(346)	399	(267)
Net income/(loss) attributable to NRG Energy, Inc.	$372	$(72)	$1,055	$280

Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property, plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net:

	September 30, 2019	December 31, 2018
	(In millions)
Accounts receivable allowance for doubtful accounts	$57	$32
Property, plant and equipment accumulated depreciation	1,759	1,811
Intangible assets accumulated amortization	1,215	1,149
Out-of-market contracts accumulated amortization	—	37

Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$243	$563
Funds deposited by counterparties	30	33
Restricted cash	4	17
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$277	$613

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

Pension Plan Amendments
During the third quarter of 2019, STPNOC announced that the defined benefit pension plan will be frozen for non-union employees on December 31, 2021. This resulted in the curtailment of benefits, thereby requiring a remeasurement, including an update to the discount rate used to determine benefit obligations. As a result, NRG recognized a gain of $8 million related to the curtailment of benefits and an increase of $32 million to the pension liability was recorded to other comprehensive income. The STP defined benefit plan is further described in Note 13, Benefit Plans and Other Postretirement Benefits, to the Company’s 2018 Form 10-K.
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

ASU 2018-13 - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair value Measurement). The guidance in ASU No. 2018-13 eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The amendments in ASU No. 2018-13 add new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures in ASU No. 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. As the amendment contemplates changes in disclosures only, it will have no material impact on the Company's results of operations, cash flows, or statement of financial position.

Note 3 — Revenue Recognition
Performance Obligations
As of September 30, 2019, estimated future fixed fee performance obligations are $136 million for the remaining three months of fiscal year 2019, and $532 million, $586 million, $297 million and $29 million for the entirety of fiscal years 2020, 2021, 2022 and 2023, respectively. These performance obligations are for cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 along with the reportable segment for each category:

	Three months ended September 30, 2019
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$773	$237	$1,010	$(568)	$442
Capacity revenue(c)	—	—	151	151	1	152
Retail revenue
Mass customers	2,080	—	—	—	—	2,080
Business Solutions customers	465	—	—	—	—	465
Total retail revenue	2,545	—	—	—	—	2,545
Mark-to-market for economic hedging activities(a)(b)	(1)	(240)	(16)	(256)	47	(210)
Other revenues(c)	—	32	37	69	(2)	67
Total operating revenue	2,544	565	409	974	(522)	2,996
Less: Lease revenue	3	—	2	2	—	5
Less: Realized and unrealized ASC 815 revenue(a)	(1)	944	66	1,010	(522)	487
Total revenue from contracts with customers	$2,542	$(379)	$341	$(38)	$—	$2,504
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,175	$62	$1,237	$(569)	$668
Capacity revenue	—	—	33	33	—	33
Other revenue	—	9	(13)	(4)	—	(4)

	Three months ended September 30, 2018
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$585	$339	$924	$(479)	$445
Capacity revenue(c)	—	1	190	191	1	192
Retail revenue
Mass customers	1,768	—	—	—	(2)	1,766
Business Solutions customers	434	—	—	—	—	434
Total retail revenue	2,202	—	—	—	(2)	2,200
Mark-to-market for economic hedging activities(a)(b)	1	259	36	295	(241)	55
Other revenues(c)	—	8	60	68	—	68
Total operating revenue	2,203	853	625	1,478	(721)	2,960
Less: Lease revenue	3	—	3	3	—	6
Less: Realized and unrealized ASC 815 revenue(a)	1	1,159	79	1,238	(716)	523
Total revenue from contracts with customers	$2,199	$(306)	$543	$237	$(5)	$2,431
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$901	$(8)	$893	$(475)	$418
Capacity revenue	—	—	45	45	—	45
Other revenue	—	(1)	6	5	—	5

	Nine months ended September 30, 2019
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$1,628	$578	$2,206	$(1,209)	$997
Capacity revenue(c)	—	—	460	460	1	461
Retail revenue
Mass customers	4,802	—	—	—	(2)	4,800
Business Solutions customers	1,096	—	—	—	—	1,096
Total retail revenue	5,898	—	—	—	(2)	5,896
Mark-to-market for economic hedging activities(a)(b)	1	233	40	273	(223)	51
Other revenues(c)	—	77	148	225	(4)	221
Total operating revenue	5,899	1,938	1,226	3,164	(1,437)	7,626
Less: Lease revenue	9	—	6	6	—	15
Less: Realized and unrealized ASC 815 revenue(a)	1	2,674	303	2,977	(1,433)	1,545
Total revenue from contracts with customers	$5,889	$(736)	$917	$181	$(4)	$6,066
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$2,417	$192	$2,609	$(1,211)	$1,398
Capacity revenue	—	—	80	80	1	81
Other revenue	—	24	(9)	15	—	15

	Nine months ended September 30, 2018
		Generation
(In millions)	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)(c)	$—	$1,251	$937	$2,188	$(890)	$1,298
Capacity revenue(c)	—	1	498	499	1	500
Retail revenue
Mass customers	4,321	—	—	—	(4)	4,317
Business Solutions customers	1,181	—	—	—	—	1,181
Total retail revenue	5,502	—	—	—	(4)	5,498
Mark-to-market for economic hedging activities(a)(b)	(5)	(14)	9	(5)	(21)	(31)
Other revenues(c)	—	72	162	234	(13)	221
Total operating revenue	5,497	1,310	1,606	2,916	(927)	7,486
Less: Lease revenue	10	—	7	7	—	17
Less: Realized and unrealized ASC 815 revenue(a)	(5)	1,872	211	2,083	(901)	1,177
Total revenue from contracts with customers	$5,492	$(562)	$1,388	$826	$(26)	$6,292
(a) Generation includes higher revenues due to the Company's large internal transfer of power based on average annualized market prices, which are offset by higher cost of operations within Retail
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
	Retail	Texas	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,883	$78	$1,961	$(880)	$1,081
Capacity revenue	—	—	110	110	—	110
Other revenue	—	3	14	17	—	17

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Deferred customer acquisition costs	$130	$111

Accounts receivable, net - Contracts with customers	1,311	999
Accounts receivable, net - Derivative instruments	63	20
Accounts receivable, net - Affiliate	4	5
Total accounts receivable, net	$1,378	$1,024

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$486	$392
Deferred revenues(a)	78	67
(a) Deferred revenues from contracts with customers for the nine months ended September 30, 2019 and the year ended December 31, 2018 were approximately $25 million and $19 million, respectively
The revenue recognized from contracts with customers during the nine months ended September 30, 2019 and 2018 relating to the deferred revenue balance at the beginning of each period was $13 million and $16 million, respectively. The revenue recognized from contracts with customers during the three months ended September 30, 2019 and 2018 relating to the deferred revenue balance at the beginning of each period was $21 million and $19 million, respectively. The change in deferred revenue balances during the three and nine months ended September 30, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Note 4 — Acquisitions, Discontinued Operations and Dispositions
Acquisitions
Stream Energy Acquisition — On August 1, 2019, the Company completed the acquisition of Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $329 million, including working capital and other adjustments of approximately $29 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers. The purchase price was provisionally allocated as follows:

(In millions)
Net current and non-current working capital	$28
Other intangible assets	283
Goodwill (a)	18
Stream Purchase Price	$329
(a) Goodwill arising from the acquisition is attributed to the value of the platform acquired and the synergies expected from combining the operations of Stream Energy with NRG's existing businesses. Goodwill is assigned to the Retail segment and is not deductible for tax purposes.
XOOM Energy Acquisition — On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for $213 million, including working capital and other adjustments of $48 million. The acquisition increased NRG's retail portfolio by approximately 395,000 RCEs or 300,000 customers. The purchase price was allocated as follows:

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
Summarized results of the South Central Portfolio discontinued operations were as follows:

	Three months ended		Nine months ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating revenues	$—	$101	$31	$310
Operating costs and expenses	—	(85)	(23)	(262)
Gain from discontinued operations, net of tax	—	16	8	48
(Loss)/gain on disposal of discontinued operations, net of tax	(1)	—	27	—
(Loss)/gain from discontinued operations, including disposal, net of tax	$(1)	$16	$35	$48
The following table summarizes the major classes of assets and liabilities classified as discontinued operations of the South Central Portfolio:

(In millions)	December 31, 2018
Cash and cash equivalents	$89
Accounts receivable - trade, net	49
Inventory	35
Other current assets	5
Current assets - discontinued operations	178
Property, plant and equipment, net	408
Other non-current assets	1
Non-current assets - discontinued operations	409
Accounts payable	19
Other current liabilities	5
Current liabilities - discontinued operations	24
Out-of-market contracts, net	50
Other non-current liabilities	11
Non-current liabilities - discontinued operations	$61

Sale of Ownership in NRG Yield, Inc. and the Renewables Platform
On August 31, 2018, the Company completed the sale of its ownership interests in NRG Yield, Inc. and the Renewables Platform to GIP for total cash consideration of $1.348 billion. The Company concluded that the divested businesses met the criteria for discontinued operations, as the dispositions represent a strategic shift in the markets in which NRG operates. As such, all prior period results for NRG Yield, Inc. and the Renewables Platform were reclassified as discontinued operations. In connection with the transaction, NRG entered into a transition services agreement to provide certain corporate services to the divested businesses. During the nine months ended September 30, 2019, the Company recorded an adjustment to reduce the purchase price by $16 million in connection with the completion of the Patriot Wind project. The Company expects to recover a portion of this adjustment in the future. During the nine months ended September 30, 2019, the Company reduced the liability related to the indemnification of NRG Yield for any increase in property taxes for certain solar properties by $22 million due to updated estimates.
Carlsbad
On February 6, 2018, NRG entered into an agreement with NRG Yield and GIP to sell 100% of its membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, for $385 million of cash consideration, excluding working capital adjustments. The primary condition to close the Carlsbad transaction was the completion of the sale of NRG Yield and the Renewables Platform. At the time of the sale of NRG Yield and the Renewables Platform in August 2018, the Company concluded that the Carlsbad project met the criteria for discontinued operations and accordingly, all current and prior period results for Carlsbad were reclassified as discontinued operations. The transaction closed on February 27, 2019. Carlsbad continues to have a ground lease and easement agreement with NRG with an initial term ending in 2039 and two ten year extensions. As a result of the transaction, additional commitments related to the project totaled approximately $23 million as of December 31, 2018 and September 30, 2019.
Summarized results of NRG Yield, Inc. and the Renewables Platform and Carlsbad discontinued operations were as follows:

	Three months ended		Nine months ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating revenues	$—	$297	$19	$925
Operating costs and expenses	—	(229)	(9)	(682)
Other expenses	—	(42)	(5)	(165)
Gain from operations of discontinued components, before tax	—	26	5	78
Income tax expense	—	9	—	4
Gain from discontinued operations, net of tax	—	17	5	74
(Loss)/gain on disposal of discontinued operations, net of tax	(1)	(139)	330	(139)
(Expense)/income from California property tax indemnification	—	(153)	22	(153)
(Expense)/income from other commitments, indemnification and fees	—	(77)	5	(77)
(Loss)/gain on disposal of discontinued operations, net of tax	(1)	(369)	357	(369)
(Loss)/gain from discontinued operations, including disposal, net of tax	$(1)	$(352)	$362	$(295)

The following table summarizes the major classes of assets and liabilities classified as discontinued operations of Carlsbad:

(In millions)	December 31, 2018
Restricted cash	$4
Accounts receivable - trade, net	10
Other current assets	5
Current assets - discontinued operations	19
Property, plant and equipment, net	590
Intangible assets, net	9
Other non-current assets	4
Non-current assets - discontinued operations	603
Current portion of long-term debt and capital leases	20
Accounts payable	27
Other current liabilities	1
Current liabilities - discontinued operations	48
Long-term debt and capital leases	572
Other non-current liabilities	2
Non-current liabilities - discontinued operations	$574

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
Summarized results of GenOn discontinued operations were as follows:

	Nine months ended
(In millions)	September 30, 2019	September 30, 2018
Interest income - affiliate	$—	$3
Pension and post-retirement liability assumption	—	(2)
Other	2	(26)
Gain/(loss) from discontinued operations, net of tax	$2	$(25)

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
•NRG provided $37.5 million in letters of credit as new qualifying credit support to GenOn Mid-Atlantic; and
•NRG paid $6 million as reimbursement of professional fees incurred by certain of GenOn Mid- Atlantic's stakeholders in connection with the GenMA Settlement.
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
The Company completed other asset sales for cash proceeds of $22 million and $21 million during the nine months ended September 30, 2019 and 2018, respectively.

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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable	$11	$8	$17	$14
Liabilities:
Long-term debt, including current portion (a)	6,168	6,706	6,591	6,697
(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets

The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$6,375	$331	$6,528	$169

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$24	$—	$19	$5
Nuclear trust fund investments:
Cash and cash equivalents	20	20	—	—
U.S. government and federal agency obligations	51	51	—	—
Federal agency mortgage-backed securities	97	—	97	—
Commercial mortgage-backed securities	27	—	27	—
Corporate debt securities	112	—	112	—
Equity securities	372	372	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,093	92	878	123
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	72
Equity securities	7
Total assets	$1,881	$536	$1,138	$128
Derivative liabilities:
Commodity contracts	$1,032	$151	$771	$110
Total liabilities	$1,032	$151	$771	$110

	December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$39	$2	$18	$19
Nuclear trust fund investments:
Cash and cash equivalents	19	19	—	—
U.S. government and federal agency obligations	46	46	—	—
Federal agency mortgage-backed securities	100	—	100	—
Commercial mortgage-backed securities	22	—	22	—
Corporate debt securities	96	—	96	—
Equity securities	312	312	—	—
Foreign government fixed income securities	4	—	4	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,042	137	796	109
Interest rate contracts	39	—	39	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	64
Equity securities	8
Total assets	$1,792	$517	$1,075	$128
Derivative liabilities:
Commodity contracts	$977	$224	$664	$89
Total liabilities	$977	$224	$664	$89

There were no transfers during the three and nine months ended September 30, 2019 and 2018 between Levels 1 and 2. The following tables reconcile, for the three and nine months ended September 30, 2019 and 2018, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2019			Nine months ended September 30, 2019
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$97	$116	$19	$20	$39
Contracts added from acquisitions	—	(2)	(2)	—	(3)	(3)
Total (losses)/gains — realized/unrealized:
Included in earnings	—	(18)	(18)	1	(45)	(44)
Included in OCI	(14)	—	(14)	(14)	—	(14)
Cash received	—	—	—	(1)	—	(1)
Purchases	—	38	38	—	26	26
Transfers into Level 3(b)	—	(126)	(126)	—	4	4
Transfers out of Level 3(b)	—	24	24	—	11	11
Ending balance as of September 30, 2019	$5	$13	$18	$5	$13	$18
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2019	$—	$44	$44	$1	$13	$14
(a)Consists of derivative assets and liabilities, net
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2018			Nine months ended September 30, 2018
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$174	$193	$19	$(15)	$4
Contracts added in XOOM acquisition	—	—	—	—	12	12
Total (losses) — realized/unrealized included in earnings	—	—	—	—	(15)	(15)
Purchases	—	12	12	—	9	9
Transfers into Level 3(b)	—	(201)	(201)	—	(4)	(4)
Transfers out of Level 3(b)	—	2	2	—	—	—
Ending balance as of September 30, 2018	$19	$(13)	$6	$19	$(13)	$6
(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2018	$—	$(3)	$(3)	$—	$(18)	$(18)
(a)Consists of derivative assets and liabilities, net
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2019, contracts valued with prices provided by models and other valuation techniques make up 11% of derivative assets and 11% of derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial power executed in illiquid markets, as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, NRG uses the most recent auction prices to derive the fair value.
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$89	$98	Discounted Cash Flow	Forward Market Price (per MWh)	$6	$217	$22
FTRs	34	12	Discounted Cash Flow	Auction Prices (per MWh)	(134)	60	0
	$123	$110

	December 31, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$89	$75	Discounted Cash Flow	Forward Market Price (per MWh)	$1	$214	$31
FTRs	20	14	Discounted Cash Flow	Auction Prices (per MWh)	(90)	34	0
	$109	$89

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2019 and December 31, 2018:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2019, the credit reserve resulted in a $1 million decrease in cost of operations. As of December 31, 2018, the credit reserve did not result in a significant change in fair value in operating revenue and cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2018 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, as well as retail customer credit risk through its retail load activities.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2018 Form 10-K. As of September 30, 2019, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $242 million and NRG held collateral (cash and letters of credit) against those positions of $55 million, resulting in a net exposure of $226 million. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 42% of the Company's exposure before collateral is expected to roll off by the end of 2020. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	84%
Financial institutions	16
Total as of September 30, 2019	100%

Net Exposure (a) (b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	54%
Non-investment grade/non-rated	46
Total as of September 30, 2019	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has no exposure to wholesale counterparties in excess of 10% of total net exposure discussed above as of September 30, 2019. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on its financial position or results of operations from nonperformance by any of NRG's counterparties.
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

Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2019, aggregate credit risk exposure managed by NRG to these counterparties was approximately $518 million for the next five years, including exposure to PG&E as described below.

NRG, through its unconsolidated affiliates Ivanpah and Agua Caliente, has exposure to PG&E of approximately $322 million for the next five years. For further discussion see Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs.
Retail Customer Credit Risk
The Company is exposed to retail credit risk through the Company's retail electricity providers, which serve C&I customers and the Mass market. Retail credit risk results in losses when a customer fails to pay for services rendered. The losses may result from both non-payment of customer accounts receivable and the loss of in-the-money forward value. The Company manages retail credit risk through the use of established credit policies that include monitoring of the portfolio and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of September 30, 2019, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities.

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

	As of September 30, 2019				As of December 31, 2018
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$20	$—	$—	—	$19	$—	$—	—
U.S. government and federal agency obligations	51	5	—	13	46	1	—	12
Federal agency mortgage-backed securities	97	3	—	24	100	1	2	23
Commercial mortgage-backed securities	27	1	1	24	22	—	1	22
Corporate debt securities	112	6	—	11	96	1	2	11
Equity securities	444	295	—	—	376	231	1	—
Foreign government fixed income securities	5	—	—	10	4	—	—	9
Total	$756	$310	$1		$663	$234	$6

The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
	2019	2018
	(In millions)
Realized gains	$8	$8
Realized losses	(7)	(8)
Proceeds from sale of securities	271	398

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2019, NRG had energy-related derivative instruments extending through 2034. The Company marks these derivatives to market through the statement of operations. NRG has executed power purchase agreements extending through 2033 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG was exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG entered into interest rate swap agreements. As of September 30, 2019, NRG had no interest rate derivative instruments as a result of the early termination of such contracts in connection with the repayment of the 2023 Term Loan Facility during the second quarter of 2019. See Note 10, Debt and Finance Leases, for further discussion.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2019 and December 31, 2018. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		September 30, 2019	December 31, 2018
Category	Units	(In millions)
Emissions	Short Ton	2	(2)
Renewable Energy Certificates	Certificates	1	1
Coal	Short Ton	4	13
Natural Gas	MMBtu	(273)	(330)
Oil	Barrels	—	1
Power	MWh	37	1
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$—	$1,000
The decrease in the natural gas position was primarily the result of additional retail hedge positions and settlement of generation hedges. The increase in the power position was primarily the result of additional retail hedge positions and the settlement of generation hedges. The decrease in the interest position was the result of the early settlement of the interest rate swaps.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$17	$—	$—
Interest rate contracts long-term	—	22	—	—
Commodity contracts current	735	747	668	673
Commodity contracts long-term	358	295	364	304
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$1,093	$1,081	$1,032	$977

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

	Gross Amounts Not Offset in the September 30, 2019 Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
	(In millions)
Commodity contracts:
Derivative assets	$1,093	$(869)	$(5)	$219
Derivative liabilities	(1,032)	869	70	(93)
Total commodity contracts	$61	$—	$65	$126

	Gross Amounts Not Offset in the December 31, 2018 Balance Sheet
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
	(In millions)
Commodity contracts:
Derivative assets	$1,042	$(778)	$(31)	$233
Derivative liabilities	(977)	778	114	(85)
Total commodity contracts	65	—	83	148
Interest rate contracts:
Derivative assets	39	—	—	39
Total interest rate contracts	39	—	—	39
Total derivative instruments	$104	$—	$83	$187

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company's accumulated OCL balance attributable to cash flow hedge derivatives, net of tax:

	Interest Rate Contracts
	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
	(In millions)
Accumulated OCL beginning balance	$(23)	$(54)
Reclassified from accumulated OCL to income:
Due to realization of previously deferred amounts	1	8
Mark-to-market of cash flow hedge accounting contracts	(3)	21
Sale of NRG Yield and Renewables Platform	25	25
Accumulated OCL ending balance, net of $0 tax	$—	$—
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(118)	$(84)	$(88)	$(85)
Reversal of acquired (gain) positions related to economic hedges	(3)	(10)	(4)	(11)
Net unrealized gains on open positions related to economic hedges	57	26	69	158
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(64)	(68)	(23)	62
Reversal of previously recognized unrealized (gains) on settled positions related to trading activity	(1)	(4)	(8)	(10)
Net unrealized (losses)/gains on open positions related to trading activity	(3)	8	23	27
Total unrealized mark-to-market (losses)/gains for trading activity	(4)	4	15	17
Total unrealized (losses)/gains	$(68)	$(64)	$(8)	$79

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Unrealized (losses)/ gains included in operating revenues	$(214)	$59	$66	$(14)
Unrealized gains/(losses) included in cost of operations	146	(123)	(74)	93
Total impact to statement of operations — energy commodities	$(68)	$(64)	$(8)	$79
Total impact to statement of operations — interest rate contracts	$—	$2	$(38)	$17

The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the nine months ended September 30, 2019, the $69 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate due to ERCOT heat rate expansion.

For the nine months ended September 30, 2018, the $158 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate and ERCOT electricity contracts due to ERCOT heat rate expansion and increases in ERCOT power prices.

Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of September 30, 2019 was $39 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of September 30, 2019 was $18 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was $2 million as of September 30, 2019.
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
2.not reassess the lease classification for any leases that commenced prior to the January 1, 2019 implementation date, meaning that all commenced capital leases under Topic 840 will be classified as finance leases under Topic 842 and all commenced operating leases under Topic 840 will be classified as operating leases under Topic 842;
3.not reassess initial direct costs for any leases;
4.not reassess whether existing land easements, which were not previously accounted as leases under Topic 840, are or contain leases; and
5.not separate lease and non-lease components for all asset classes, except office space leases and generation facilities leases.

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

Lease Cost:

(In millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$26	$82
Short-term lease cost	1	2
Variable lease cost	1	4
Sublease income	(4)	(13)
Total lease cost	$24	$75
Other information:

(In millions)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77
Right-of-use assets obtained in exchange for new operating lease liabilities	215

Lease Term and Discount Rate for operating leases:

September 30, 2019
Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	5.74%

As of September 30, 2019, annual payments based on the maturities of NRG's leases are expected to be as follows:

(In millions)
Remainder of 2019	$26
2020	94
2021	86
2022	86
2023	86
Thereafter	372
Total undiscounted lease payments	$750
Less: present value adjustment	(177)
Total discounted lease payments	$573
Note 9 —Impairments
2019 Impairment Losses
Petra Nova — During the third quarter of 2019, NRG contributed $95 million in cash to Petra Nova and posted a $12 million letter of credit to cover certain project debt reserve requirements. The cash portion of the contribution was used by Petra Nova to prepay a significant portion of the project debt. As a result, the previously disclosed guarantee of up to $124 million related to the project level debt provided by NRG was canceled and the remaining project debt has now become non-recourse to NRG. In relation to this contribution, the Company evaluated the project for impairment and determined that the carrying amount of the Company’s equity method investment exceeded the fair value of the investment and that the decline is considered to be other-than-temporary. In determining the fair value, the Company utilized an income approach and considered project specific assumptions for the estimated future project cash flows. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the investment and recorded an impairment loss of $101 million.
Other Impairments — During the nine months ended September 30, 2019, the Company recorded $7 million of impairment losses on cost investments and intangible assets.

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
Other Impairments — During the nine months ended September 30, 2018, the Company recorded impairment losses on equity method investments of $16 million.
Note 10 — Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	September 30, 2019	December 31, 2018	September 30, 2019 Interest rate %

Recourse debt:
Senior Notes, due 2024	$—	$733	6.250
Senior Notes, due 2026	1,000	1,000	7.250
Senior Notes, due 2027	1,230	1,230	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	—	5.250
Convertible Senior Notes, due 2048	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	—	3.750
Senior Secured First Lien Notes, due 2029	500	—	4.450
Term Loan Facility (a)	—	1,698	L+ 0.0175
Revolver Facility (b)	215	—	L+ 0.0175 - P+ 0.0075
Tax-exempt bonds	466	466	0.04125 - 0.06
Subtotal recourse debt	6,140	6,523
Non-recourse debt:
Agua Caliente Borrower 1, due 2038	83	86	5.430
Midwest Generation	—	48	4.390
Other	34	34	various
Subtotal all non-recourse debt	117	168
Subtotal long-term debt (including current maturities)	6,257	6,691
Finance leases	—	1	6.500
Subtotal long-term debt and finance leases (including current maturities)	6,257	6,692
Less current maturities	(302)	(72)
Less debt issuance costs	(68)	(70)
Discounts	(89)	(101)
Total long-term debt and finance leases	$5,798	$6,449
(a) As of December 31, 2018, the interest rate was 1-month LIBOR plus 1.75%
(b) As of September 30, 2019, L is equal to 1-week LIBOR and P is equal to Prime Rate

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
2024 Senior Notes Redemption

During the second quarter of 2019, the Company redeemed $733 million of its 6.25% Senior Notes due 2024 and recorded a loss on debt extinguishment of $29 million, which included the write-off of previously deferred debt issuance costs of $5 million.

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

Revolving Credit Facility Modification

On May 28, 2019, the Company amended its existing credit agreement to, among other things, (i) provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion, (ii) extend the maturity date of the revolving loans and commitments under the amended credit agreement to May 28, 2024, (iii) provide for a release of the collateral securing the amended credit agreement if NRG obtains an investment grade rating from two out of the three rating agencies, subject to an obligation to reinstate the collateral if such rating agencies withdraw NRG’s investment grade rating or downgrade NRG’s rating below investment grade, (iv) reduce the applicable margins for borrowings under (a) ABR Revolving Loans from 1.25% to 0.75% and (b) Eurodollar Revolving Loans from 2.25% to 1.75%, (v) add a sustainability-linked pricing metric that permits an interest rate adjustment tied to NRG meeting targets related to environmental sustainability and (vi) make certain other changes to the existing covenants. As of September 30, 2019, $215 million of borrowings were outstanding, which was fully repaid as of November 7, 2019.

Non-Recourse Debt
Agua Caliente Borrower 1
On January 22, 2019, the lenders of the Agua Caliente Borrower 1 debt notified Agua Caliente Borrower 1, a subsidiary of the Company, of certain defaults under the financing agreement as it relates to the bankruptcy filing made by PG&E on January 29, 2019. PG&E is the offtaker of the underlying contracts, which are material to the project. The financing was entered into along with Agua Caliente Borrower 2, LLC, a subsidiary of Clearway Energy Inc., which is joint and several to the parties. On October 21, 2019, the Company repaid the outstanding amount on the notes at 102% plus accrued interest through the payment date.
Cottonwood - Letters of Credit
On January 4, 2019, the Company entered into an $80 million credit agreement to issue letters of credit, which is currently supporting the Cottonwood facility lease. Annual fees of 1.33% on the facility are paid quarterly in advance. As of September 30, 2019, the full $80 million was issued.
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
PG&E Bankruptcy — The Agua Caliente project and two of the three Ivanpah units are party to PPAs with PG&E. Both projects have project financing with the U.S. DOE. On January 29, 2019, PG&E Corp. and subsidiary utility PG&E filed for Chapter 11 bankruptcy protection. As part of their filing, PG&E asked the Bankruptcy Court to confirm exclusive jurisdiction over their "rights to reject" PPAs or other contracts regulated by FERC. As a result of the bankruptcy filing, the Agua Caliente and Ivanpah projects have issued notices of events of default under their respective loan agreements. The Ivanpah project signed a forbearance agreement with the Department of Energy on October 25, 2019. The Company's subsidiaries are working with their partners on the projects and the loan counterparties.
On September 9, 2019, PG&E filed a plan of reorganization that would assume all power purchase agreements, including those held by the Agua Caliente project and the two Ivanpah units. On October 17, 2019, a group of unsecured creditors filed a competing plan of reorganization that would also assume all power purchase agreements, including those held by the Agua Caliente project and the two Ivanpah units. NRG's maximum exposure to loss is limited to its equity investment, which was $213 million for Agua Caliente and $28 million for Ivanpah as of September 30, 2019. See Note 10, Debt and Finance Leases, for further discussion on Agua Caliente.
Variable Interest Entities that are not consolidated
NRG accounts for its interests in certain entities that are considered VIEs under ASC 810, Consolidation, for which NRG is not the primary beneficiary, under the equity method.
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
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest in certain entities that have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies, to the Company's 2018 Form 10-K.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Current assets	$3	$3
Net property, plant and equipment	73	76
Other long-term assets	28	28
Total assets	104	107
Current liabilities	1	2
Long-term debt	28	29
Other long-term liabilities	8	7
Total liabilities	37	38
Redeemable noncontrolling interest	19	19
Net assets less noncontrolling interest	$48	$50

Note 12 — Changes in Capital Structure
As of September 30, 2019 and December 31, 2018, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2018	420,288,886	(136,638,847)	283,650,039
Shares issued under LTIPs	1,570,958	—	1,570,958
Shares repurchased	—	(33,235,480)	(33,235,480)
Balance as of September 30, 2019	421,859,844	(169,874,327)	251,985,517
Shares issued under LTIPs subsequent to September 30, 2019	3,757	—	3,757
Shares issued under ESPP	—	46,128	46,128
Shares repurchased subsequent to September 30, 2019	—	(441,112)	(441,112)
Balance as of October 31, 2019	421,863,601	(170,269,311)	251,594,290

Share Repurchases
The following repurchases have been made during the nine months ended September 30, 2019 and through October 31, 2019 under the share repurchase programs:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
Board Authorized Share Repurchases
2018 program:
Repurchases made during January-February to complete the 2018 program	6,153,415	$40.61	$250
2019 programs:
Repurchases under February 28, 2019 Accelerated Share Repurchase Agreement- $1.0 billion share repurchase program (a)	9,438,671		400
Other repurchases under the $1.0 billion share repurchase program (a)	16,615,479		600
Total $1.0 billion share repurchase program	26,054,150	38.38	1,000
Repurchases made through September 30, 2019 under the $250 million share repurchase program (b)	1,027,915	36.99	38
Total Share Repurchases during the nine months ended September 30, 2019	33,235,480		$1,288
Repurchases made subsequent to September 30, 2019 under the $250 million program(b)	441,112	39.10	$17
Total Share Repurchases during the period ended October 31, 2019	33,676,592		$1,305
(a) The $1 billion share repurchase program was announced in February 2019
(b) The $250 million share repurchase program was announced in August 2019
On February 28, 2019, the Company executed an accelerated share repurchase agreement, or ASR Agreement, with a financial institution to repurchase a total of $400 million of outstanding common stock based on a volume weighted average price. The Company received initial shares of 9,086,903, which were recorded in treasury stock at fair value based on the closing price on March 12, 2019, of $390 million, with the remaining $10 million recorded in additional paid in capital, representing the value of the forward contract to purchase additional shares. In April 2019, the financial institution delivered the remaining shares pursuant to the ASR agreement and the Company received 351,768 additional shares. The average price paid for all the shares delivered under the ASR Agreement was $42.38 per share. Upon receipt of the additional shares in April 2019, the Company transferred the $10 million from additional paid in capital to treasury stock.
Employee Stock Purchase Plan
In March 2019, the Company reopened participation in the ESPP, which allows eligible employees to elect to withhold between 1% and 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 95% of its market value on the offering date or 95% of the fair market value on the exercise date. An offering date will occur each April 1 and October 1. An exercise date will occur each September 30 and March 31. In October 2019, 46,128 shares of common stock were issued to employee accounts from treasury stock for the offering period of April 1, 2019 to September 30, 2019.
NRG Common Stock Dividends
A quarterly dividend of $0.03 per share was paid on the Company's common stock during the three months ended September 30, 2019. On October 17, 2019, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2019, to stockholders of record as of November 1, 2019, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. Beginning in the first quarter of 2020, NRG will increase the annual dividend to $1.20 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years.

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

The reconciliation of NRG's basic and diluted income per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic income per share attributable to NRG Energy, Inc;
Net income/(loss) attributable to NRG Energy, Inc. common stockholders	$372	$(72)	$1,055	$280
Weighted average number of common shares outstanding - basic	254	299	266	309
Income/(loss) per weighted average common share — basic	$1.46	$(0.24)	$3.97	$0.91

Diluted income per share attributable to NRG Energy, Inc;
Net income/(loss) attributable to NRG Energy, Inc. available to common shareholders	$372	$(72)	$1,055	280
Weighted average number of common shares outstanding - basic	254	299	266	309
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	—	2	4
Weighted average number of common shares outstanding - dilutive	256	299	268	313
Income/(loss) per weighted average common share — diluted	$1.45	$(0.24)	$3.94	$0.89

The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
(In millions of shares)	2019	2018	2019	2018
Equity compensation plans	—	4	—	—

Note 14 — Segment Reporting
The Company's segment structure reflects how management currently makes financial decisions and allocates resources. The Company's businesses are segregated into the Retail, Generation and corporate segments. Retail includes Mass customers and Business Solutions, which includes C&I customers and other distributed and reliability products. Intersegment sales are accounted for at market. Generation includes all power plant activities, domestic and international, as well as renewables. The financial information for the nine months ended September 30, 2018 has been recast to reflect the current segment structure.
On February 4, 2019, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company completed the sale of and deconsolidated the South Central Portfolio. On August 31, 2018, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc., its Renewables Platform and Carlsbad for financial reporting purposes. The financial information presented below has been recast to reflect the presentation of these entities as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss) and net income/(loss) attributable to NRG Energy, Inc.

	Three months ended September 30, 2019 (a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$2,544	$974	$—	$(522)	$2,996
Depreciation and amortization	37	47	7	—	91
Reorganization costs	1	—	—	—	1
(Loss)/gain on sale of assets	(1)	1	—	—	—
Equity in earnings of unconsolidated affiliates	—	29	—	—	29
Income/(loss) from continuing operations before income taxes	422	64	(107)	1	380
Income/(loss) from continuing operations	422	63	(112)	1	374
Loss from discontinued operations, net of tax	—	—	(2)	—	(2)
Net income/(loss)	422	63	(114)	1	372
Net income/(loss) attributable to NRG Energy, Inc.	$422	$63	$(114)	$1	$372

(a) Includes intersegment revenues and costs associated with the internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include intersegment sales and net derivative gains and losses of:	$1	$513	$8	$—	$522

	Three months ended September 30, 2018(a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$2,203	$1,478	$1	$(722)	$2,960
Depreciation and amortization	30	60	7	2	99
Reorganization costs	6	3	18	—	27
Equity in earnings of unconsolidated affiliates	—	20	3	(3)	20
Loss on debt extinguishment, net	—	—	(19)	—	(19)
(Loss)/income from continuing operations before income taxes	(128)	575	(145)	(7)	295
(Loss)/income from continuing operations	(128)	574	(152)	(7)	287
Loss from discontinued operations, net of tax	—	—	(336)	—	(336)
Net (loss)/income	(128)	574	(488)	(7)	(49)
Net (loss)/income attributable to NRG Energy, Inc.	$(128)	$559	$(498)	$(5)	$(72)

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include intersegment sales and net derivative gains and losses of:	$1	$739	$(18)	$—	$722

	Nine months ended September 30, 2019 (a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$5,899	$3,164	$—	$(1,437)	$7,626
Depreciation and amortization	100	138	23	—	261
Impairment losses	1	—	—	—	1
Reorganization costs	4	1	11	—	16
(Loss)/gain on sale of assets	(1)	2	1	—	2
Equity in earnings of unconsolidated affiliates	—	8	—	—	8
Loss on debt extinguishment, net	—	—	(47)	—	(47)
Income/(loss) from continuing operations before income taxes	253	795	(382)	—	666
Income/(loss) from continuing operations	252	794	(389)	—	657
Income from discontinued operations, net of tax	—	—	399	—	399
Net income	252	794	10	—	1,056
Net income attributable to NRG Energy, Inc. common stockholders	$251	$794	$10	$—	$1,055

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$6	$1,375	$56	$—	$1,437

	Nine months ended September 30, 2018 (a)
	Retail	Generation	Corporate	Eliminations	Total
	(In millions)
Operating revenues(b)	$5,497	$2,916	$—	$(927)	$7,486
Depreciation and amortization	86	220	25	—	331
Impairment losses	—	74	—	—	74
Reorganization costs	10	10	50	—	70
Gain on sale of assets	—	1	29	—	30
Equity in earnings of unconsolidated affiliates	—	27	4	(5)	26
Income/(loss) from continuing operations before income taxes	732	256	(412)	(4)	572
Income/(loss) from continuing operations	732	255	(430)	(4)	553
Loss from discontinued operations, net of tax	—	—	(272)	—	(272)
Net income/(loss)	732	255	(702)	(4)	281
Net income/(loss) attributable to NRG Energy, Inc. common stockholders	$731	$246	$(697)	$—	$280

(a) Includes intersegment revenues and costs associated with our internal transfer of power, which is based on average annualized market prices and results in higher revenues in Generation and higher cost of operations in Retail that are eliminated in consolidation

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$7	$944	$(24)	$—	$927
Note 15 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2019	2018	2019	2018
Income from continuing operations before income taxes	$380	$295	$666	$572
Income tax expense from continuing operations	6	8	9	19
Effective income tax rate	1.6%	2.7%	1.4%	3.3%

For the three and nine months ended September 30, 2019 and 2018, NRG's overall effective tax rates were lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by current state tax expense.
Uncertain Tax Benefits
As of September 30, 2019, NRG has recorded a non-current tax liability of $29 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the nine months ended September 30, 2019, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of September 30, 2019, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 16 — Related Party Transactions
The following table summarizes NRG's material related party transactions with third party affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues from Related Parties Included in Operating Revenues
Gladstone	$2	$1	$3	$2
GenConn	—	1	—	4
Ivanpah	7	8	25	13
Midway-Sunset	2	—	4	—
Revenues from Related Parties recorded against selling, general and administrative expenses
GenOn	—	11	—	53
Total	$11	$21	$32	$72
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

Note 17 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding NRG's assets that have project-level financing and the assets of certain non-guarantor subsidiaries, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of September 30, 2019, all hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
Jewett Mine Lignite Contract
The Company's Limestone facility historically blended lignite obtained from the Jewett mine, which was operated by Texas Westmoreland Coal Co., or TWCC. On or about March 15, 2019, the Jewett mine and related lignite supply agreement with NRG were acquired by Westmoreland Mining LLC pursuant to a plan of reorganization confirmed by the U.S. Bankruptcy Court for the Southern District of Texas. Active mining under the lignite supply agreement ceased as of December 31, 2016; however, under the terms of the lignite supply agreement, the mine operator remains responsible for undertaking reclamation activities and NRG is responsible for reclamation costs. NRG has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of approximately $99 million for the reclamation of the Jewett mine, which NRG supports through surety bonds. Additionally, the lignite supply agreement obligates NRG to provide additional performance assurance if required by the Railroad Commission of Texas.
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
Midwest Generation Asbestos Liabilities — The Company, through certain of its subsidiaries, settled the indemnification claims brought by Commonwealth Edison Company and Exelon Generation Company LLC (collectively, "ComEd") as a result of the Company's acquisition of EME. Pursuant to a settlement agreement dated as of May 29, 2019, the Company paid $26 million to ComEd during the second quarter of 2019, which was previously accrued. In addition, ComEd released all claims that were or could have been asserted in its claims in the EME bankruptcy case and certain of the Company's subsidiaries released all permissive and compulsory counter claims they could have asserted in response to the ComEd claims.
California Department of Water Resources and San Diego Gas & Electric Company v. Sunrise Power Company LLC — On January 29, 2016, CDWR and SDG&E (plaintiffs) filed a lawsuit against Sunrise Power Company, along with NRG and Chevron Power Corporation (defendants). In June 2001, CDWR and Sunrise entered into a 10-year PPA under which Sunrise would construct and operate a generating facility and provide power to CDWR. At the time the PPA was entered into, Sunrise had a transportation services agreement, or TSA, to purchase natural gas from Kern River through April 30, 2018. In August 2003, CDWR entered into an agreement with Sunrise and Kern River in which CDWR accepted assignment of the TSA through the term of the PPA. After the PPA expired, Kern River demanded that any reassignment be to a party which met certain creditworthiness standards which Sunrise did not. As such, the plaintiffs brought this lawsuit against the defendants alleging breach of contract, breach of covenant of good faith and fair dealing and improper distributions. Plaintiffs generally claim damages of $1.2 million per month for the remaining 70 months of the TSA. On April 20, 2016, the defendants filed objections in response to the plaintiffs' complaint. The objections were granted on June 14, 2016; however, the plaintiffs were allowed to file amended complaints on July 1, 2016. On July 27, 2016, defendants filed objections to the amended complaints. On November 18, 2016, the court sustained the objections and allowed plaintiffs another opportunity to file a second amended lawsuit which they did on January 13, 2017. On April 21, 2017, the court issued an order sustaining the objections without leave to amend. On July 14, 2017, plaintiffs filed a notice of appeal. On January 10, 2018, plaintiffs filed their opening appellate brief. Defendants filed their opposition brief on April 10, 2018. On May 30, 2018, plaintiffs filed their reply brief. Oral argument on the appeal occurred on October 23, 2019, and on November 4, 2019, the appellate court affirmed the trial court's decision to dismiss the lawsuit.
Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against Louisiana Generating, L.L.C., or LaGen, in the United States District Court for the Middle District of Louisiana. The plaintiffs claim breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs seek damages for the alleged improper charges and a declaration as to which charges are proper under the contract. LaGen filed its answer and affirmative defenses on November 17, 2017. On September 6, 2019, the court continued the trial that had been scheduled to begin on October 21, 2019 and will reset the trial date after it addresses a pending motion regarding subject matter jurisdiction, which is scheduled to be argued on January 16, 2020. On February 4, 2019, NRG sold the South Central Portfolio, including the entities subject to this litigation. However, NRG has agreed to indemnify the purchaser for certain losses suffered in connection therewith.
Sierra club et al. v. Midwest Generation LLC — In 2012, several environmental groups filed a complaint against Midwest Generation with the Illinois Pollution Control Board ("IPCB") alleging violations of environmental law resulting in groundwater contamination. In June 2019, the IPCB found that Midwest Generation violated the law because it had improperly handled coal ash at four facilities in Illinois and caused or allowed coal ash constituents to impact groundwater. On September 9, 2019, Midwest Generation filed a Motion to Reconsider numerous issues. The IPCB will hold hearings to determine the appropriate relief. Midwest Generation has been working with the Illinois EPA to address the groundwater issues since 2010.

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
Air
On July 8, 2019, EPA promulgated the ACE rule, which rescinded the CPP, which sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. Numerous parties have challenged the ACE rule in the D.C. Circuit and numerous parties have filed petitions for reconsideration with the EPA.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. We anticipate that the EPA will promulgate new regulations to address these and other issues as it reconsiders other aspects of the existing rule. The Company will determine estimates of the cost of compliance after the rule is revised.

Note 20 — Condensed Consolidating Financial Information
As of September 30, 2019, the Company had outstanding $4.4 billion of Senior Notes due from 2024 to 2048 and outstanding $1.1 billion of Senior Secured First Lien Notes due from 2024 to 2029, as shown in Note 10, Debt and Finance Leases. These Senior Notes and Senior Secured First Lien Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes and the Senior Secured First Lien Notes as of September 30, 2019:

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,473	$525	$—	$(2)	$2,996
Operating Costs and Expenses
Cost of operations	1,728	421	6	(2)	2,153
Depreciation and amortization	52	32	7	—	91
Selling, general and administrative	132	28	50	—	210
Reorganization costs	—	—	1	—	1
Development costs	—	—	1	—	1
Total operating costs and expenses	1,912	481	65	(2)	2,456
Operating Income/(Loss)	561	44	(65)	—	540
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	20	—	537	(557)	—
Equity in earnings of unconsolidated affiliates	—	29	—	—	29
Impairment losses on investments	—	(101)	(6)	—	(107)
Other income, net	11	1	5	—	17
Interest expense	(4)	(3)	(92)	—	(99)
Total other income/(expense)	27	(74)	444	(557)	(160)
Income/(Loss) from Continuing Operations Before Income Taxes	588	(30)	379	(557)	380
Income tax expense	—	1	5	—	6
Income/(Loss) from Continuing Operations	588	(31)	374	(557)	374
Income/(loss) from discontinued operations, net of income tax	—	—	(2)	—	(2)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$588	$(31)	$372	$(557)	$372
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,382	$1,252	$—	$(8)	$7,626
Operating Costs and Expenses
Cost of operations	4,676	956	25	(8)	5,649
Depreciation and amortization	157	81	23	—	261
Impairment losses	1	—	—	—	1
Selling, general and administrative	366	56	193	—	615
Reorganization costs	—	—	16	—	16
Development costs	—	1	4	—	5
Total operating costs and expenses	5,200	1,094	261	(8)	6,547
Gain on sale of assets	1	1	—	—	2
Operating Income/(Loss)	1,183	159	(261)	—	1,081
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	32	—	1,266	(1,298)	—
Equity in earnings of unconsolidated affiliates	—	8	—	—	8
Impairment losses on investments	—	(101)	(6)	—	(107)
Other income, net	19	10	20	—	49
Loss on debt extinguishment, net	—	—	(47)	—	(47)
Interest expense	(11)	(12)	(295)	—	(318)
Total other income/(expense)	40	(95)	938	(1,298)	(415)
Income from Continuing Operations Before Income Taxes	1,223	64	677	(1,298)	666
Income tax expense	—	2	7	—	9
Income from Continuing Operations	1,223	62	670	(1,298)	657
Income from discontinued operations, net of income tax	9	5	385	—	399
Net Income	1,232	67	1,055	(1,298)	1,056
Less: Net income attributable to redeemable noncontrolling interests	—	1	—	—	1
Net Income Attributable to NRG Energy, Inc.	$1,232	$66	$1,055	$(1,298)	$1,055
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$588	$(31)	$372	$(557)	$372
Other Comprehensive Loss
Foreign currency translation adjustments, net	(5)	(4)	(4)	9	(4)
Available-for-sale securities, net	—	—	(14)	—	(14)
Defined benefit plans, net	(40)	—	(41)	40	(41)
Other comprehensive loss	(45)	(4)	(59)	49	(59)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$543	$(35)	$313	$(508)	$313
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$1,232	$67	$1,055	$(1,298)	$1,056
Other Comprehensive Loss
Foreign currency translation adjustments, net	(5)	(4)	(4)	9	(4)
Available-for-sale securities, net	—	—	(13)	—	(13)
Defined benefit plans, net	(40)	—	(47)	40	(47)
Other comprehensive loss	(45)	(4)	(64)	49	(64)
Comprehensive Income	1,187	63	991	(1,249)	992
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	1	—	—	1
Comprehensive Income Attributable to NRG Energy, Inc.	$1,187	$62	$991	$(1,249)	$991
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—	$26	$217	$—	$243
Funds deposited by counterparties	30	—	—	—	30
Restricted cash	2	1	1	—	4
Accounts receivable, net	2,049	194	426	(1,293)	1,376
Inventory	248	116	—	—	364
Derivative instruments	740	28	—	(33)	735
Cash collateral paid in support of energy risk management activities	146	18	—	—	164
Prepayments and other current assets	178	15	78	—	271
Total current assets	3,393	398	722	(1,326)	3,187
Property, plant and equipment, net	1,494	965	156	—	2,615
Other Assets
Investment in subsidiaries	786	—	4,677	(5,463)	—
Equity investments in affiliates	—	405	—	—	405
Operating lease right-of-use assets, net	85	271	126	—	482
Goodwill	359	232	—	—	591
Intangible assets, net	390	438	—	—	828
Nuclear decommissioning trust fund	756	—	—	—	756
Derivative instruments	356	14	—	(12)	358
Deferred income taxes	—	53	—	—	53
Other non-current assets	151	30	71	—	252
Total other assets	2,883	1,443	4,874	(5,475)	3,725
Total Assets	$7,770	$2,806	$5,752	$(6,801)	$9,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$87	$215	$—	$302
Current portion of operating lease liabilities	21	31	21	—	73
Accounts payable	1,315	146	698	(1,293)	866
Derivative instruments	683	18	—	(33)	668
Cash collateral received in support of energy risk management activities	30	—	—	—	30
Accrued expenses and other current liabilities	271	51	303	—	625
Total current liabilities	2,320	333	1,237	(1,326)	2,564
Other Liabilities
Long-term debt	245	85	5,468	—	5,798
Non-current operating lease liabilities	70	307	123	—	500
Nuclear decommissioning reserve	294	—	—	—	294
Nuclear decommissioning trust liability	453	—	—	—	453
Derivative instruments	374	2	—	(12)	364
Deferred income taxes	(10)	67	13	—	70
Other non-current liabilities	412	160	464	—	1,036
Total other liabilities	1,838	621	6,068	(12)	8,515
Total Liabilities	4,158	954	7,305	(1,338)	11,079
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	3,612	1,833	(1,553)	(5,463)	(1,571)
Total Liabilities and Stockholders’ Equity	$7,770	$2,806	$5,752	$(6,801)	$9,527
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2019
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$1,232	$67	$1,055	$(1,298)	$1,056
Income from discontinued operations	9	5	385	—	399
Income from continuing operations	1,223	62	670	(1,298)	657
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(32)	(5)	(1,266)	1,298	(5)
Depreciation, amortization and accretion	181	85	23	—	289
Provision for bad debts	72	11	4	—	87
Amortization of nuclear fuel	40	—	—	—	40
Amortization of financing costs and debt discount/premiums	—	—	20	—	20
Loss on debt extinguishment, net	—	—	47	—	47
Amortization of emission allowances	21	7	—	—	28
Amortization of unearned equity compensation	—	—	15	—	15
(Gain)/loss on sale and disposal of assets	(25)	2	3	—	(20)
Impairment losses	1	101	6	—	108
Changes in derivative instruments	10	(12)	38	—	36
Changes in deferred income taxes and liability for uncertain tax benefits	—	(1)	(2)	—	(3)
Changes in collateral deposits in support of energy risk management activities	136	(7)	—	—	129
Changes in nuclear decommissioning trust liability	27	—	—	—	27
Changes in other working capital	(401)	(120)	(81)	—	(602)
Cash provided/(used) by continuing operations	1,253	123	(523)	—	853
Cash provided/(used) by discontinued operations	17	(9)	—	—	8
Net Cash Provided/(Used) by Operating Activities	1,270	114	(523)	—	861
Cash Flows from Investing Activities
Intercompany dividends	—	—	1,665	(1,665)	—
Payments for acquisitions of businesses	(348)	—	—	—	(348)
Capital expenditures	(135)	(23)	(25)	—	(183)
Net proceeds from notes receivable	—	—	2	—	2
Net proceeds from sale of emission allowances	14	—	—	—	14
Investments in nuclear decommissioning trust fund securities	(295)	—	—	—	(295)
Proceeds from the sale of nuclear decommissioning trust fund securities	271	—	—	—	271
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1	400	892		1,293
Net contributions to investments in unconsolidated affiliates	—	(94)	—	—	(94)
Contributions to discontinued operations	—	(44)	—	—	(44)
Cash (used)/provided by continuing operations	(492)	239	2,534	(1,665)	616
Cash used by discontinued operations	—	(2)	—	—	(2)
Net Cash (Used)/Provided by Investing Activities	(492)	237	2,534	(1,665)	614
Cash Flows from Financing Activities
Payments from/(for) intercompany loans	784	(260)	(524)	—	—
Intercompany dividends	(1,608)	(57)	—	1,665	—
Payment of dividends to common stockholders	—	—	(24)	—	(24)
Payments for treasury stock	—	—	(1,286)	—	(1,286)
Payments for debt extinguishment costs	—	—	(24)	—	(24)
Distributions to noncontrolling interests from subsidiaries	—	(1)	—	—	(1)
Proceeds from issuance of common stock	—	—	3	—	3
Proceeds from issuance of long-term debt	—	—	2,048	—	2,048
Payment of debt issuance costs	—	—	(34)	—	(34)
Payments for long-term debt	—	(55)	(2,432)	—	(2,487)
Cash used by continuing operations	(824)	(373)	(2,273)	1,665	(1,805)
Cash provided by discontinued operations	—	43	—	—	43
Net Cash Used by Financing Activities	(824)	(330)	(2,273)	1,665	(1,762)
Change in cash from discontinued operations	17	32	—	—	49
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(63)	(11)	(262)	—	(336)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	95	38	480	—	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$32	$27	$218	$—	$277
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,521	$441	$—	$(2)	$2,960
Operating Costs and Expenses
Cost of operations	1,937	294	9	(2)	2,238
Depreciation and amortization	54	36	9	—	99
Selling, general and administrative	123	19	142	(73)	211
Reorganization costs	—	—	27	—	27
Development costs	—	(2)	3	—	1
Total operating costs and expenses	2,114	347	190	(75)	2,576
Gain on sale of assets	—	14	—	—	14
Operating Income/(Loss)	407	108	(190)	73	398
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	6	—	470	(476)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	21	(1)	—	20
Impairment losses on investments	—	(1)	—	—	(1)
Other income, net	4	9	6	—	19
Loss on debt extinguishment, net	—	—	(19)	—	(19)
Interest expense	(4)	(8)	(110)	—	(122)
Total other income/(expense)	6	21	346	(476)	(103)
Income from Continuing Operations Before Income Taxes	413	129	156	(403)	295
Income tax expense/(benefit)	122	42	(156)	—	8
Income from Continuing Operations	291	87	312	(403)	287
Income/(loss) from discontinued operations, net of income tax	16	20	(372)	—	(336)
Net Income/(Loss)	307	107	(60)	(403)	(49)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(62)	12	73	23
Net Income/(Loss) Attributable to NRG Energy, Inc.	$307	$169	$(72)	$(476)	$(72)
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,437	$1,061	$—	$(12)	$7,486
Operating Costs and Expenses
Cost of operations	4,794	713	18	(13)	5,512
Depreciation and amortization	177	128	26	—	331
Impairment losses	—	74	—	—	74
Selling, general and administrative	335	46	279	(73)	587
Reorganization costs	3	—	67	—	70
Development costs	—	—	10	(1)	9
Total operating costs and expenses	5,309	961	400	(87)	6,583
Gain on sale of assets	3	27	—	—	30
Operating Income/(Loss)	1,131	127	(400)	75	933
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	14	—	1,156	(1,170)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	28	(2)	—	26
Impairment losses on investments	—	(16)	—	—	(16)
Other income/(loss), net	12	(11)	11	—	12
Loss on debt extinguishment, net	—	—	(22)	—	(22)
Interest expense	(11)	(42)	(308)	—	(361)
Total other income/(expense)	15	(41)	835	(1,170)	(361)
Income from Continuing Operations Before Income Taxes	1,146	86	435	(1,095)	572
Income tax expense/(benefit)	343	26	(350)	—	19
Income from Continuing Operations	803	60	785	(1,095)	553
Income/(loss) from discontinued operations, net of income tax	46	80	(398)	—	(272)
Net Income	849	140	387	(1,095)	281
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(181)	107	75	1
Net Income Attributable to NRG Energy, Inc.	$849	$321	$280	$(1,170)	$280
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$307	$107	$(60)	$(403)	$(49)
Other Comprehensive (Loss)/Income
Unrealized gain/(loss) on derivatives, net	—	10	(12)	7	5
Foreign currency translation adjustments, net	(2)	(2)	(1)	3	(2)
Defined benefit plans, net	—	—	(1)	—	(1)
Other comprehensive (loss)/income	(2)	8	(14)	10	2
Comprehensive Income/(Loss)	305	115	(74)	(393)	(47)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable interests	—	(58)	11	73	26
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$305	$173	$(85)	$(466)	$(73)
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$849	$140	$387	$(1,095)	$281
Other Comprehensive (Loss)/Income
Unrealized gain on derivatives, net	—	30	9	(15)	24
Foreign currency translation adjustments, net	(8)	(8)	(9)	17	(8)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(3)	—	(3)
Other comprehensive (loss)/income	(8)	22	(2)	2	14
Comprehensive Income	841	162	385	(1,093)	295
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable interests	—	(167)	107	75	15
Comprehensive Income Attributable to NRG Energy, Inc.	$841	$329	$278	$(1,168)	$280
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$55	$28	$480	$—	$563
Funds deposited by counterparties	33	—	—	—	33
Restricted cash	7	10	—	—	17
Accounts receivable, net	1,354	115	309	(754)	1,024
Inventory	278	134	—	—	412
Derivative instruments	779	50	16	(81)	764
Cash collateral paid in support of energy risk management activities	275	12	—	—	287
Prepayments and other current assets	180	32	90	—	302
Current assets - held-for-sale	—	1	—	—	1
Current assets - discontinued operations	177	20	—	—	197
Total current assets	3,138	402	895	(835)	3,600
Property, plant and equipment, net	1,938	957	153	—	3,048
Other Assets
Investment in subsidiaries	446	—	4,707	(5,153)	—
Equity investments in affiliates	—	412	—	—	412
Goodwill	359	214	—	—	573
Intangible assets, net	422	169	—	—	591
Nuclear decommissioning trust fund	663	—	—	—	663
Derivative instruments	296	4	22	(5)	317
Deferred income taxes	6	(143)	183	—	46
Other non-current assets	133	71	97	(12)	289
Non-current assets - held for sale	—	77	—	—	77
Non-current assets - discontinued operations	405	607	—	—	1,012
Total other assets	2,730	1,411	5,009	(5,170)	3,980
Total Assets	$7,806	$2,770	$6,057	$(6,005)	$10,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$—	$55	$17	$—	$72
Accounts payable	1,368	(185)	434	(754)	863
Derivative instruments	713	41	—	(81)	673
Cash collateral received in support of energy risk management activities	33	—	—	—	33
Accrued expenses and other current liabilities	291	36	353	—	680
Current liabilities - held-for-sale	—	5	—	—	5
Current liabilities - discontinued operations	24	48	—	—	72
Total current liabilities	2,429	—	804	(835)	2,398
Other Liabilities
Long-term debt and finance leases	244	192	6,025	(12)	6,449
Nuclear decommissioning reserve	282	—	—	—	282
Nuclear decommissioning trust liability	371	—	—	—	371
Derivative instruments	306	3	—	(5)	304
Deferred income taxes	112	61	(108)	—	65
Other non-current liabilities	402	320	552	—	1,274
Non-current liabilities - held-for-sale	—	65	—	—	65
Non-current liabilities - discontinued operations	58	577	—	—	635
Total other liabilities	1,775	1,218	6,469	(17)	9,445
Total Liabilities	4,204	1,218	7,273	(852)	11,843
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	3,602	1,533	(1,216)	(5,153)	(1,234)
Total Liabilities and Stockholders’ Equity	$7,806	$2,770	$6,057	$(6,005)	$10,628
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$849	$140	$387	$(1,095)	$281
Income/(loss) from discontinued operations	46	80	(398)	—	(272)
Income from continuing operations	803	60	785	(1,095)	553
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(14)	9	(1,095)	1,110	10
Depreciation, amortization and accretion	201	137	26	—	364
Provision for bad debts	55	2	—	—	57
Amortization of nuclear fuel	38	—	—	—	38
Amortization of financing costs and debt discount/premiums	—	23	(2)	—	21
Loss on debt extinguishment, net	—	—	22	—	22
Amortization of emission allowances and out-of-market contracts	15	6	—	—	21
Amortization of unearned equity compensation	—	—	21	—	21
Gain on sale and disposal of assets	(23)	(27)	—	—	(50)
Impairment losses	—	90	—	—	90
Changes in derivative instruments	(38)	40	(4)	(15)	(17)
Changes in deferred income taxes and liability for uncertain tax benefits	343	11	(360)	—	(6)
Changes in collateral deposits in support of energy risk management activities	(16)	(14)	—	—	(30)
Changes in nuclear decommissioning trust liability	50	—	—	—	50
GenOn Settlement	—	—	(125)	—	(125)
Loss on deconsolidation of Agua Caliente and Ivanpah projects	—	13	—	—	13
Changes in other working capital	(385)	(266)	290	—	(361)
Cash provided/(used) by continuing operations	1,029	84	(442)	—	671
Cash provided by discontinued operations	72	324	—	—	396
Net Cash Provided/(Used) by Operating Activities	1,101	408	(442)	—	1,067
Cash Flows from Investing Activities
Intercompany dividends	—	—	1,273	(1,273)	—
Payments for acquisitions of businesses	(2)	(207)	—	—	(209)
Capital expenditures	(156)	(150)	(37)	—	(343)
Net proceeds from sale of emission allowances	24	—	—	—	24
Investments in nuclear decommissioning trust fund securities	(449)	—	—	—	(449)
Proceeds from the sale of nuclear decommissioning trust fund securities	398	—	—	—	398
Proceeds from sale of assets, net of cash disposed of	10	8	1,537	—	1,555
Deconsolidation of Agua Caliente and Ivanpah projects	—	(268)	—	—	(268)
Net contributions to investments in unconsolidated affiliates	—	(39)	—	—	(39)
Contributions to discontinued operations	—	(23)	—	—	(23)
Cash (used)/provided by continuing operations	(175)	(679)	2,773	(1,273)	646
Cash used by discontinued operations	(2)	(703)	—	—	(705)
Net Cash (Used)/Provided by Investing Activities	(177)	(1,382)	2,773	(1,273)	(59)
Cash Flows from Financing Activities
Payments from/(for) intercompany loans	476	170	(646)	—	—
Intercompany dividends	(1,273)	—	—	1,273	—
Payment of dividends to common stockholders	—	—	(28)	—	(28)
Payments for treasury stock	—	—	(1,000)	—	(1,000)
Distributions to noncontrolling interests from subsidiaries	—	(17)	—	—	(17)
Proceeds from issuance of common stock	—	—	15	—	15
Proceeds from issuance of short and long-term debt	—	163	832	—	995
Payment of debt issuance costs	—	—	(19)	—	(19)
Payments for short and long-term debt	—	(106)	(864)	—	(970)
Receivable from affiliate	—	—	(26)	—	(26)
Other	—	(4)	—	—	(4)
Cash (used)/provided by continuing operations	(797)	206	(1,736)	1,273	(1,054)
Cash provided by discontinued operations	—	403	—	—	403
Net Cash (Used)/Provided by Financing Activities	(797)	609	(1,736)	1,273	(651)
Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1
Change in cash from discontinued operations	70	24	—	—	94
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	57	(388)	595	—	264
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	41	425	620	—	1,086
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$98	$37	$1,215	$—	$1,350
(a)All significant intercompany transactions have been eliminated in consolidation

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2019 and 2018. Also refer to NRG's 2018 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
The discussion and analysis below has been organized as follows:
•Executive summary, including introduction and overview, business strategy, and changes to the business environment during the period, including environmental and regulatory matters;
•Results of operations;
•Financial condition, addressing liquidity position, sources and uses of liquidity, capital resources and requirements, commitments, and off-balance sheet arrangements; and
•Known trends that may affect NRG's results of operations and financial condition in the future.

As further described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company is treating the following businesses as discontinued operations, and has recast prior periods to present in the corporate segment:
•South Central Portfolio
•NRG Yield, Inc. and its Renewables Platform
•Carlsbad
•GenOn

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is an energy company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing, selling and delivering electricity and related products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG is perfecting the integrated model by balancing retail load with generation supply within its deregulated markets, while evolving to a customer-driven business. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names "NRG" and "Reliant" and other brand names owned by NRG supported by approximately 23,000 MW of generation as of September 30, 2019. NRG was incorporated as a Delaware corporation on May 29, 1992.
The following table summarizes NRG's global generation portfolio as of September 30, 2019, by operating segment:

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
On September 24, 2019, NRG announced the acceleration of its science-based GHG emissions reduction goals to align with prevailing climate science, limiting warming to a 1.5 degree Celsius scenario. Under its new GHG emissions reduction timeline, NRG is targeting to achieve a 50% reduction by 2025 and net-zero emissions by 2050.

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
The Company expects to realize (i) $370 million of non-recurring working capital improvements through 2020 and incur (ii) approximately $290 million one-time cost to achieve. By December 31, 2018, NRG had realized $333 million of non-recurring working capital improvements and $194 million of one-time costs to achieve. The Company expects to incur approximately $95 million of one-time cost to achieve in 2019.
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
Federal Energy Regulation
PG&E Corporation Bankruptcy Filing — On January 18, 2019, NextEra Energy, Inc., filed a petition for declaratory order requesting that FERC assert its jurisdiction over PG&E's wholesale contracts prior to PG&E's formal bankruptcy filing. Exelon Corporation and EDF Renewables filed similar complaints. On January 25, 2019, FERC found that it and the bankruptcy courts have concurrent jurisdiction to review and address the disposition of wholesale power contracts. Separately, the PG&E bankruptcy court ruled on June 7, 2019 that it does not share concurrent jurisdiction with FERC and has unilateral discretion to address the disposition of wholesale power contracts. On June 26, 2019, PG&E appealed the FERC order that was issued on January 25, 2019. The issue of jurisdiction over wholesale power contracts remains in litigation. On September 9, 2019, PG&E filed a plan of reorganization that would assume all power purchase agreements, including those held by the Agua Caliente project and two of the Ivanpah units. On October 17, 2019, a group of unsecured creditors filed a competing plan of reorganization that would also assume all power purchase agreements, including those held by the Agua Caliente project and the two Ivanpah units.

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
Illinois Legislature Considers Changes to the Generator Business Model — In Illinois, in addition to legislation to provide more subsidies to nuclear power plants in the state, the Legislature is also considering several bills that may affect NRG’s wholesale and retail revenues, including a bill that would replace the PJM capacity market with a state-run capacity market. Illinois ended its regular session on May 31, 2019 without passing these significant energy bills. NRG continues to oppose the ongoing legislative effort and supports a competitive clean energy market design that would competitively procure additional zero emission power without sacrificing the consumer benefits of the competitive PJM market design.
New York State Climate Leadership and Community Protection Act — The New York State Legislature enacted climate change legislation establishing by 2030, 70 percent of the state's energy will be generated by renewables and by 2040, the state's entire electric system must be zero-emitting. The law includes a provision that the NYSPSC may temporarily suspend or modify the obligations under its program if it finds that the program impedes safe and adequate electric service, likely impairs "existing obligations and agreements," and/or increases consumer late payments or service disconnections. The legislation includes provision for offsets, including carbon capture and sequestration, but electric generation sources are not eligible to participate in the offsets mechanism.
Regional Regulatory Developments
NRG is affected by rule and tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Note 18, Regulatory Matters, to the Condensed Consolidated Financial Statements.
East/West
PJM
Capacity Market Reforms Filing — FERC is considering various proposals to reform the PJM capacity market, including whether to accommodate state subsidies in the wholesale market or to mitigate subsidized resources, along with other changes. On July 25, 2019, FERC directed PJM to wait to have the Base Residual Auction for 2022/2023 delivery year until new rules are in place. On September 27, 2019, PJM announced it was suspending all auction deadlines relating to Base Residual Auctions for 2022/2023 and 2023/2024 delivery year, consistent with FERC’s July 25, 2019 Order. Decisions around harmonizing federal and state policy initiatives are a critical factor for setting future prices.
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
Independent Market Monitor Market Seller Offer Cap Complaint — On February 21, 2019, the Independent Market Monitor filed a complaint alleging that the current Market Seller Offer Cap is too high. On April 9, 2019, PJM filed its answer arguing that as a threshold matter the Independent Market Monitor is not authorized to file a complaint against PJM and among other things, that the Market Monitor failed to support its claim that expected number of performance assessment hours used to calculate the cap is overstated. The Company’s trade organization filed a protest in the docket echoing PJM’s concerns. The Market Monitor subsequently filed answers in the docket and the docket remains pending. If the request is granted, default market offer caps could be lower.
PJM’s Fast Start Pricing Filing — On April 19, 2019, FERC ordered PJM to implement fast start pricing because it found that the existing fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. PJM made its compliance filing on August 30, 2019, which currently is pending. The changes could provide more accurate pricing to reflect the marginal cost of serving load.

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
ISO-NE Inventoried Energy Compensation Proposal — On March 25, 2019, ISO-NE proposed an interim measure to address near-term fuel security concerns. The proposal would provide payment for inventoried energy during winter months. NRG protested, among other things, the payment rate proposed by the ISO for inventoried energy. After ISO-NE supplemented its filings due to a deficiency notice from FERC, NRG filed comments to ISO-NE's response on June 27, 2019. On August 6, 2019, FERC issued a notice stating that due to lack of quorum, ISO-NE's proposal became effective by operation of law. Multiple parties filed for rehearing. Those rehearings were denied. ISO-NE's proposal will affect future capacity market prices and the compensation fuel secure units receive.
New York
New York State Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued an order referred to as the Retail Reset Order. Among other things, the Retail Reset Order placed a price cap on energy supply offers and imposed burdensome new regulations on customers. Various parties have challenged the NYSPSC's authority to regulate prices charged by competitive suppliers. On May 9, 2019 the New York Court of Appeals, the state’s highest tribunal, issued a decision affirming the NYSPSC’s authority to regulate Energy Service Companies’ prices as a condition of access to the utilities’ infrastructure. In conjunction with the court challenge, the NYSPSC also noticed an evidentiary proceeding, which is still open before the NYSPSC. The matter is fully briefed and a decision is pending.
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
Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. In July 2019, EPA promulgated the ACE rule, which rescinded the CPP, which sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. Numerous parties have challenged the ACE rule in the D.C. Circuit and numerous parties have filed petitions for reconsideration with the EPA.
 Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In September 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. We anticipate that the EPA will promulgate new regulations to address these issues and others as it reconsiders other aspects of the existing rule. The Company will provide estimates of the cost of compliance after the rule is revised.
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

On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Nuclear Waste Policy Act through December 31, 2013, which was extended through an addendum dated January 24, 2014, to December 31, 2016. On December 12, 2016, STPNOC received the federal government's offer of another three-year extension of payment for continued failure to accept SNF and HLW. The proposal was reviewed and accepted. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the U.S., nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities on-site. STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
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
NY NOx — In February 2019, NY DEC proposed a more stringent NOx regulation that depending on the outcome of the regulatory process, may result in the retirement of some of our combustion turbines in New York. In August 2019, NY DEC proposed additional revisions to this rule and solicited additional comments.
Ash Regulation in Illinois — On July 30, 2019, Illinois enacted legislation that will require the state to promulgate regulations regarding coal ash. We expect the state to promulgate the implementing regulations in March 2021 at which time regulated entities will then prepare and submit permit applications.

Significant Events
The following significant events have occurred during 2019, in addition to the Transformation Plan events, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
Renewable Power Purchase Agreements
During 2019, NRG began execution of its strategy to procure mid to long-term generation through power purchase agreements. As of September 30, 2019, NRG has entered into PPAs totaling approximately 1,400 MWs with third-party project developers and other counterparties. The tenor of these agreements is an average of ten years. The Company expects to continue evaluating and executing agreements, such as these, that support the mid to longer-term needs of its business.
Share Repurchases
During January and February, the Company completed $250 million of share repurchases in connection with the 2018 repurchase program at an average price of $40.61 per share. The $1.0 billion share repurchase program announced in February 2019 was completed at an average price of $38.38 per share during the nine months ended September 30, 2019. Through October 31, 2019, the Company completed an additional $55 million of share repurchases at an average price of $37.62 per share under the $250 million share repurchase program announced in August 2019.
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
On May 28, 2019, NRG amended its existing credit agreement to, among other things, provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion. See Note 10, Debt and Finance Leases, for further discussion.
As a result of the financing activities discussed above, interest savings are expected to be approximately $15 million in 2019 and annualized interest savings are expected to be approximately $25 million.
Stream Energy Acquisition
On August 1, 2019, the Company completed the acquisition of Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $329 million, including working capital and other adjustments of approximately $29 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers.

Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2018 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions, except as otherwise noted)	2019	2018	Change	2019	2018	Change
Operating Revenues
Energy revenue (a)	$442	$445	$(3)	$997	$1,298	$(301)
Capacity revenue (a)	152	192	(40)	461	500	(39)
Retail revenue	2,545	2,200	345	5,896	5,498	398
Mark-to-market for economic hedging activities	(210)	55	(265)	51	(31)	82
Other revenues (b)	67	68	(1)	221	221	—
Total operating revenues	2,996	2,960	36	7,626	7,486	140
Operating Costs and Expenses
Cost of Sales (c)	1,948	1,785	(163)	4,562	4,559	(3)
Mark-to-market for economic hedging activities	(146)	123	269	74	(93)	(167)
Contract and emissions credit amortization (c)	5	7	2	16	20	4
Operations and maintenance	263	243	(20)	794	817	23
Other cost of operations	83	80	(3)	203	209	6
Total cost of operations	2,153	2,238	85	5,649	5,512	(137)
Depreciation and amortization	91	99	8	261	331	70
Impairment losses	—	—	—	1	74	73
Selling, general and administrative	210	211	1	615	587	(28)
Reorganization costs	1	27	26	16	70	54
Development costs	1	1	—	5	9	4
Total operating costs and expenses	2,456	2,576	120	6,547	6,583	36
Gain on sale of assets	—	14	(14)	2	30	(28)
Operating Income	540	398	142	1,081	933	148
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	29	20	9	8	26	(18)
Impairment losses on investments	(107)	(1)	(106)	(107)	(16)	(91)
Other income, net	17	19	(2)	49	12	37
Loss on debt extinguishment, net	—	(19)	19	(47)	(22)	(25)
Interest expense	(99)	(122)	23	(318)	(361)	43
Total other expense	(160)	(103)	(57)	(415)	(361)	(54)
Income from Continuing Operations Before Income Taxes	380	295	85	666	572	94
Income tax expense	6	8	2	9	19	10
Income from Continuing Operations	374	287	87	657	553	104
(Loss)/income from discontinued operations, net of income tax	(2)	(336)	334	399	(272)	671
Net Income/(Loss)	372	(49)	421	1,056	281	775
Less: Net income attributable to noncontrolling interest and redeemable interests	—	23	(23)	1	1	—
Net Income/(Loss) Attributable to NRG Energy, Inc.	$372	$(72)	$444	$1,055	$280	$775
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.23	$2.90	(23)%	$2.67	$2.90	(8)%
(a) Includes realized gains and losses from financially settled transactions
(b) Includes unrealized trading gains and losses
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2019 and 2018
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2019 and 2018. The average on-peak power prices increased in Texas due to higher power prices in August. The average on-peak power prices decreased in East/West due to lower gas prices, along with lower summer prices in California.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2019	2018	Change %
Texas
ERCOT - Houston(a)	$120.55	$40.34	199%
ERCOT - North(a)	$120.49	$40.23	200%
MISO - Louisiana Hub(b)	$29.75	$41.22	(28)%
East/West
NY J/NYC(b)	$31.13	$46.82	(34)%
NEPOOL(b)	$29.52	$43.53	(32)%
COMED (PJM)(b)	$29.86	$37.31	(20)%
PJM West Hub(b)	$31.17	$40.06	(22)%
CAISO - SP15(b)	$37.32	$74.86	(50)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

The following table summarizes average realized power prices for each region in which NRG operates, including the impact of settled hedges, for the three months ended September 30, 2019 and 2018:

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2019	2018	Change %
Texas	$57.59	$45.64	26%
East/West/Other (a)(b)	34.79	38.16	(9)%
(a) Does not include BETM energy revenue of $5 million for 2018, which was sold in July 2018
(b) Does not include Agua Caliente energy revenue of $33 million, as it was deconsolidated in August 2018

The average realized power prices fluctuated at different rates for the three months ended September 30, 2019 as compared to the same period in 2018 due to two factors:
•The Company's multi-year hedging program
•During the year, the Company transfers power between the Retail and Generation segments based on market prices. Within Texas, the Retail and Generation segments transact a large internal transfer of power based on average annualized market prices that can result in significant fluctuations on a quarterly basis, but annually have a mark-to-market of $0 at the time of execution. The impact of this internal transfer is more prominent in 2019 due to the increased forward power prices in summer 2019.

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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$773	$237	$1,010	$(568)	$442
Capacity revenue	—	—	151	151	1	152
Retail revenue	2,545	—	—	—	—	2,545
Mark-to-market for economic hedging activities	(1)	(240)	(16)	(256)	47	(210)
Other revenue	—	32	37	69	(2)	67
Operating revenue	2,544	565	409	974	(522)	2,996
Cost of fuel	(10)	(234)	(135)	(369)	2	(377)
Other cost of sales(b)	(2,001)	(68)	(69)	(137)	567	(1,571)
Mark-to-market for economic hedging activities	192	2	(1)	1	(47)	146
Contract and emission credit amortization	—	(5)	—	(5)	—	(5)
Gross margin	$725	$260	$204	$464	$—	$1,189
Less: Mark-to-market for economic hedging activities, net	191	(238)	(17)	(255)	—	(64)
Less: Contract and emission credit amortization, net	—	(5)	—	(5)	—	(5)
Economic gross margin	$534	$503	$221	$724	$—	$1,258
Business Metrics
MWh sold (thousands)		13,422	6,812
MWh generated (thousands)		11,880	5,659
(a) Includes International, Renewables, and Generation eliminations
(b) Includes purchased energy, capacity and emissions credits

	Three months ended September 30, 2018
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$585	$339	$924	$(479)	$445
Capacity revenue	—	1	190	191	1	192
Retail revenue	2,202	—	—	—	(2)	2,200
Mark-to-market for economic hedging activities	1	259	36	295	(241)	55
Other revenue	—	8	60	68	—	68
Operating revenue	2,203	853	625	1,478	(721)	2,960
Cost of fuel	(2)	(245)	(201)	(446)	(2)	(450)
Other cost of sales(c)	(1,700)	(51)	(61)	(112)	477	(1,335)
Mark-to-market for economic hedging activities	(360)	—	(4)	(4)	241	(123)
Contract and emission credit amortization	—	(7)	—	(7)	—	(7)
Gross margin	$141	$550	$359	$909	$(5)	$1,045
Less: Mark-to-market for economic hedging activities, net	(359)	259	32	291	—	(68)
Less: Contract and emission credit amortization, net	—	(7)	—	(7)	—	(7)
Economic gross margin	$500	$298	$327	$625	$(5)	$1,120
Business Metrics
MWh sold (thousands)		12,797	8,035
MWh generated (thousands)		11,774	7,359
(a) Includes International, Renewables, and Generation eliminations
(b) Includes BETM which was sold as of July 31, 2018
(c) Includes purchased energy, capacity and emissions credits
The table below represents the weather metrics for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
Weather Metrics	Texas	East/West/Other(b)
2019
CDDs (a)	1,840	1,102
HDDs (a)	—	16
2018
CDDs	1,656	1,099
HDDs	1	18
10-year average
CDDs	1,672	1,021
HDDs	6	28
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

Retail Gross Margin and Economic Gross Margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Three months ended September 30,
(In millions, except as otherwise noted)	2019	2018
Retail revenue	$2,425	$2,084
Supply management revenue	78	55
Capacity revenue	42	63
Customer mark-to-market	(1)	1
Operating revenue(a)	2,544	2,203
Cost of sales(b)	(2,011)	(1,702)
Mark-to-market for economic hedging activities	192	(360)
Gross Margin	$725	$141
Less: Mark-to-market for economic hedging activities, net	191	(359)
Economic Gross Margin	$534	$500

Business Metrics
Mass electricity sales volume — GWh - Texas	13,468	12,110
Mass electricity sales volume — GWh - All other regions	2,934	2,547
C&I electricity sales volume — GWh - All regions	5,364	5,669
Natural gas sales volumes (MDth)	1,693	1,431
Average Retail Mass customer count (in thousands)	3,560	3,162
Ending Retail Mass customer count (in thousands)	3,697	3,167
(a)Includes intercompany sales of $2 million and $1 million in 2019 and 2018, respectively, representing sales from Retail to the Texas region
(b)Includes intercompany purchases of $574 million and $485 million in 2019 and 2018, respectively, inclusive of the internal transfer of large average annualized market price transactions

Retail gross margin increased $584 million and economic gross margin increased $34 million for the three months ended September 30, 2019, compared to the same period in 2018, due to:

(In millions)
Higher gross margin from Mass driven by higher volumes from Stream Energy and other customer acquisitions	$51
Higher gross margin due to the favorable impact from weather driven by an increase in load of 560,000 MWh in 2019 as compared to 2018	27
Higher gross margin from Mass due to higher revenues of approximately $8.75 per MWh or $122 million primarily driven by margin enhancement initiatives, partially offset by higher supply costs of approximately $8.25 per MWh or $115 million driven by an increase in power prices	7
Lower gross margin due to the unfavorable impact of purchasing incremental supply at escalated prices above $1,000/MWh during periods of extreme weather	(41)
Lower gross margin from demand response activities due to lower cleared auction prices in PJM base capacity in 2019 as compared to 2018	(10)
Increase in economic gross margin	$34
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	550
Increase in gross margin	$584

Generation Gross Margin and Economic Gross Margin
Generation gross margin decreased $445 million and economic gross margin increased $99 million, both of which include intercompany sales, during the three months ended September 30, 2019, compared to the same period in 2018.

The tables below describe the decrease in Generation gross margin and the increase in economic gross margin:

Texas Region

(In millions)
Higher gross margin due to a 26% increase in average realized prices due to heat rate expansion, partially offset by the intersegment transactions at annual average power prices	$140
Higher gross margin due to Gregory return to service	35
Higher gross margin due to a 36% increase in gas generation volume attributed to spark spread expansion, partially offset by increased forced outages at WA Parish	16
Higher gross margin from commercial optimization activities	11
Higher gross margin due to margin enhancement initiatives from reduced fuel supply costs	4
Other	(1)
Increase in economic gross margin	$205
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(497)
Decrease in contract and emission credit amortization	2
Decrease in gross margin	$(290)

East/West/Other

(In millions)
Lower gross margin primarily due to the sale of BETM and Keystone and Conemaugh in the third quarter of 2018 and the retirement of Encina in December 2018	$(35)
Lower gross margin due to the deconsolidations of Agua Caliente in August 2018	(31)
Lower gross margin due to an 18% decrease in realized capacity in New England, a 17% decrease in New York and a 7% decrease in PJM	(27)
Lower gross margin driven by a 14% decrease in economic generation volumes primarily due to dark spread contractions in the northeast along with forced outages in 2019	(19)
Lower gross margin from commercial optimization activities	(16)
Higher gross margin due to lower supply costs coupled with an increase in load contract volumes	13
Higher gross margin due to insurance proceeds from outages in 2019	8
Higher gross margin primarily due to an increase in average realized prices primarily due to a 10% increase in the West	5
Other	(4)
Decrease in economic gross margin	$(106)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(49)
Decrease in gross margin	$(155)

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $4 million during the three months ended September 30, 2019, compared to the same period in 2018.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended September 30, 2019
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$3	$409	$33	$(389)	$56
Net unrealized (losses) on open positions related to economic hedges	(4)	(649)	(49)	436	(266)
Total mark-to-market (losses) in operating revenues	$(1)	$(240)	$(16)	$47	$(210)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(565)	$2	$—	$389	$(174)
Reversal of acquired gain positions related to economic hedges	(3)	—	—	—	(3)
Net unrealized gains/(losses) on open positions related to economic hedges	760	—	(1)	(436)	323
Total mark-to-market gains/(losses) in operating costs and expenses	$192	$2	$(1)	$(47)	$146
(a)Represents the elimination of the intercompany activity between Retail and Generation

	Three months ended September 30, 2018
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$—	$175	$5	$(179)	$1
Net unrealized gains on open positions related to economic hedges	1	84	31	(62)	54
Total mark-to-market gains in operating revenues	$1	$259	$36	$(241)	$55
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(260)	$(1)	$(3)	$179	$(85)
Reversal of acquired gain positions related to economic hedges	(10)	—	—	—	(10)
Net unrealized (losses)/gains on open positions related to economic hedges	(90)	1	(1)	62	(28)
Total mark-to-market (losses) in operating costs and expenses	$(360)	$—	$(4)	$241	$(123)
(a)Represents the elimination of the intercompany activity between Retail and Generation
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2019, the $210 million loss in operating revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of ERCOT heat rate expansion, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period. The $146 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of ERCOT heat rate expansion, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.

For the three months ended September 30, 2018, the $55 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of a decrease in New York capacity prices and outer year natural gas prices. The $123 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized gains on contracts that settled during the period and acquired positions, as well as a decrease in value of open positions as a result of lower near-term natural gas prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2019 and 2018. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2019	2018
Trading gains/(losses)
Realized	$13	$23
Unrealized	(4)	4
Total trading gains	$9	$27

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

		Generation		Corporate	Eliminations
	Retail	Texas	East/West/Other			Total
	(In millions)
Three months ended September 30, 2019	$64	$102	$96	$2	$(1)	$263
Three months ended September 30, 2018	$55	$91	$97	$1	$(1)	$243
(a) Includes International, Renewables, and Generation eliminations
Operations and maintenance expenses increased by $20 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in outages primarily due to forced outages at WA Parish	$11
Increase primarily related to the lease of Cottonwood from February 4, 2019	10
Increase due to XOOM and Stream Energy acquisitions in June 2018 and August 2019, respectively	5
Increase in costs due to Gregory return to service	4
Increase for margin enhancement initiatives	3
Decrease in variable chemical costs due to reduction in East generation volumes	(13)
Decrease due to retirement of Encina and the sale of Keystone and Conemaugh	(3)
Decrease due to payments in settlement of certain legal matters during 2018	(3)
Other	6
Increase in operations and maintenance expense	$20
Other Cost of Operations
Other cost of operations are comprised of the following:

		Generation
	Retail	Texas	East/West/Other	Total
	(In millions)
Three months ended September 30, 2019	$39	$16	$28	$83
Three months ended September 30, 2018	$34	$26	$20	$80

Depreciation and Amortization
Depreciation and amortization decreased by $8 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, driven primarily by the deconsolidation of Agua Caliente in August 2018 and the sale of Cottonwood in February 2019, partially offset by the acquisition of Stream Energy in August 2019.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Corporate	Total
	(In millions)
Three months ended September 30, 2019	$161	$43	$6	$210
Three months ended September 30, 2018	144	55	12	211
Selling, general and administrative expenses decreased by $1 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease due to a legal matter in 2018	$(10)
Decrease due to the sale of BETM in 2018	(4)
Increase in selling expense due to the acquisition of XOOM in June 2018 and Stream Energy in August 2019, partially offset by fees incurred in the acquisition of businesses	6
Increase in bad debt expense primarily due to increased customer attrition and higher revenue rates	6
Increase in selling and marketing expenses for margin enhancement initiatives	6
Other	(5)
Decrease in selling, general and administrative expenses	$(1)

Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $26 million for the three months ended September 30, 2019 compared to the same period in 2018, driven primarily by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2018.
Gain on Sale of Assets
A gain on sale of assets of $14 million was recorded for the three months ended September 30, 2018, primarily driven by the sale of BETM.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased by $9 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase is due to higher earnings at Ivanpah and Agua Caliente, associated with favorable weather and operational improvements and two additional months of earnings in the current period, respectively, partially offset by lower fuel costs at Watson in 2018.
Impairment losses on investments
Impairment losses on investments of $107 million was recorded for the three months ended September 30, 2019, primarily related to the impairment of Petra Nova as further discussed in Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs.
Loss on Debt Extinguishment
A loss on debt extinguishment of $19 million was recorded during the three months ended September 30, 2018, primarily driven by the repurchase of Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.

Interest Expense
Interest expense decreased by $23 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease related to the debt reduction of $1.2 billion and refinancing $2.4 billion of debt at lower interest rates in 2019 and 2018	$(24)
Decrease related to the deconsolidation of Agua Caliente in 2018	(4)
Other	5
Decrease in interest expense	$(23)
Income Tax Expense
For the three months ended September 30, 2019, income tax expense of $6 million was recorded on pre-tax income of $380 million. For the same period in 2018, income tax expense of $8 million was recorded on pre-tax income of $295 million. The effective tax rate was 1.6% and 2.7% for the three months ended September 30, 2019 and 2018, respectively.
For the three months ended September 30, 2019 and 2018, NRG's overall effective tax rates were lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by current state tax expense.
Income from Discontinued Operations, Net of Income Tax

	Three months ended September 30,
(In millions)	2019	2018	Change
South Central Portfolio	$(1)	$16	$(17)
Yield Renewables Platform & Carlsbad	(1)	(352)	351
(Loss)/Income from discontinued operations, net of tax	$(2)	$(336)	$334
For the three months ended September 30, 2019, NRG recorded loss from discontinued operations, net of income tax of $2 million, a decrease of $334 million from loss of $336 million in the same period in 2018, as further described in Note 4, Acquisitions, Discontinued Operations and Dispositions.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests was $0 million for the three months ended September 30, 2019, compared to $23 million for three months ended September 30, 2018. For the three months ended September 30, 2018, NRG Yield, Inc.'s, Agua Caliente, and Ivanpah's share of net income was partially offset by the net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method. As a result of the disposition of NRG Yield Inc. and its Renewables Platform, as well as the deconsolidation of the Ivanpah and Agua Caliente projects, the Company does not anticipate material NCI in the future.

Management’s discussion of the results of operations for the nine months ended September 30, 2019 and 2018
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2019 and 2018. The average on-peak power prices increased in Texas primarily driven by higher power prices in August. The average on-peak power prices decreased in East/West due to lower gas prices, along with lower winter prices in the northeast and lower summer prices in California.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2019	2018	Change %
Texas
ERCOT - Houston (a)	$60.21	$36.10	67%
ERCOT - North(a)	59.55	35.60	67%
MISO - Louisiana Hub(b)	32.00	43.88	(27)%
East/West
NY J/NYC(b)	35.27	48.40	(27)%
NEPOOL(b)	34.69	48.56	(29)%
COMED (PJM)(b)	28.91	34.13	(15)%
PJM West Hub(b)	31.17	42.41	(27)%
CAISO - SP15(b)	37.01	46.02	(20)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
The following table summarizes average realized power prices for each region in which NRG operates, including the impact of settled hedges, for the nine months ended September 30, 2019 and 2018:

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2019	2018	Change %
Texas	$48.24	$38.93	24%
East/West/Other (a) (b)	35.75	38.89	(8)%
(a) Does not include BETM energy revenue of $37 million for 2018
(b) Does not include Ivanpah or Agua Caliente energy revenue of $127 million, as they were deconsolidated in April 2018 and August 2018, respectively
The average realized power prices fluctuated at different rates for the nine months ended September 30, 2019 as compared to the same period in 2018 due to two factors:
•The Company's multi-year hedging program
•During the year, the Company transfers power between the Retail and Generation segments based on market prices. Within Texas, the Retail and Generation segments transact a large internal transfer of power based on average annualized market prices that can result in significant fluctuations on a quarterly basis, but annually have a mark-to-market of $0 at the time of execution. The impact of this internal transfer is more prominent in 2019 due to the increased forward power prices in summer 2019.
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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,628	$578	$2,206	$(1,209)	$997
Capacity revenue	—	—	460	460	1	461
Retail revenue	5,898	—	—	—	(2)	5,896
Mark-to-market for economic hedging activities	1	233	40	273	(223)	51
Other revenue	—	77	148	225	(4)	221
Operating revenue	5,899	1,938	1,226	3,164	(1,437)	7,626
Cost of fuel	(61)	(586)	(300)	(886)	5	(942)
Other cost of sales (b)	(4,473)	(137)	(217)	(354)	1,207	(3,620)
Mark-to-market for economic hedging activities	(302)	4	1	5	223	(74)
Contract and emission credit amortization	—	(16)	—	(16)	—	(16)
Gross margin	$1,063	$1,203	$710	$1,913	$(2)	$2,974
Less: Mark-to-market for economic hedging activities, net	(301)	237	41	278	—	(23)
Less: Contract and emission credit amortization, net	—	(16)	—	(16)	—	(16)
Economic gross margin	$1,364	$982	$669	$1,651	$(2)	$3,013
Business Metrics
MWh sold (thousands)		33,751	16,160
MWh generated (thousands)		30,159	12,607
(a) Includes International, Renewables, and Generation eliminations
(b) Includes purchased energy, capacity and emissions credits

	Nine months ended September 30, 2018
		Generation
($ In millions)	Retail	Texas	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,251	$937	$2,188	$(890)	$1,298
Capacity revenue	—	1	498	499	1	500
Retail revenue	5,502	—	—	—	(4)	5,498
Mark-to-market for economic hedging activities	(5)	(14)	9	(5)	(21)	(31)
Other revenue	—	72	162	234	(13)	221
Operating revenue	5,497	1,310	1,606	2,916	(927)	7,486
Cost of fuel	(13)	(556)	(440)	(996)	(3)	(1,012)
Other cost of sales (b)	(4,117)	(113)	(215)	(328)	898	(3,547)
Mark-to-market for economic hedging activities	86	(5)	(9)	(14)	21	93
Contract and emission credit amortization	—	(19)	(1)	(20)	—	(20)
Gross margin	$1,453	$617	$941	$1,558	$(11)	$3,000
Less: Mark-to-market for economic hedging activities, net	81	(19)	—	(19)	—	62
Less: Contract and emission credit amortization, net	—	(19)	(1)	(20)	—	(20)
Economic gross margin	$1,372	$655	$942	$1,597	$(11)	$2,958
Business Metrics
MWh sold (thousands)		32,137	20,642
MWh generated (thousands)		29,078	17,316
(a) Includes International, Renewables, and Generation eliminations
(b) Includes BETM, which was sold as of July 31, 2018
(c) Includes purchased energy, capacity and emissions credits
The table below represents the weather metrics for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
Weather Metrics	Texas	East/West/Other (b)
2019
CDDs (a)	2,848	1,593
HDDs (a)	1,111	1,912
2018
CDDs	2,902	1,672
HDDs	1,059	1,862
10-year average
CDDs	2,787	1,550
HDDs	1,037	1,878
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

Retail Gross Margin and Economic Gross Margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Nine months ended September 30,
(In millions, except as otherwise noted)	2019	2018
Retail revenue	$5,644	$5,215
Supply management revenue	162	130
Capacity revenue	92	157
Customer mark-to-market	1	(5)
Operating revenue (a)	5,899	5,497
Cost of sales (b)	(4,534)	(4,130)
Mark-to-market for economic hedging activities	(302)	86
Gross Margin	$1,063	$1,453
Less: Mark-to-market for economic hedging activities, net	(301)	81
Economic Gross Margin	$1,364	$1,372

Business Metrics
Mass electricity sales volume — GWh - Texas	30,588	29,847
Mass electricity sales volume — GWh - All other regions	7,341	5,828
C&I electricity sales volume — GWh - All regions	15,203	16,099
Natural gas sales volumes (MDth)	15,293	4,850
Average Retail Mass customer count (in thousands)	3,398	3,001
Ending Retail Mass customer count (in thousands)	3,697	3,167
(a)Includes intercompany sales of $6 million and $7 million in 2019 and 2018, respectively, representing sales from Retail to the Texas region
(b)Includes intercompany purchases of $1,250 million and $900 million in 2019 and 2018, respectively, inclusive of the internal transfer of large average annualized market price transactions
Retail gross margin decreased $390 million and economic gross margin decreased $8 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to:

(In millions)
Lower gross margin from demand response activities due to lower auction clearing prices and fewer MW's sold primarily in PJM in 2019 as compared to 2018	$(37)
Lower gross margin from weather driven by a decrease in load of 385,000 MWh partially offset by the impact of selling back excess supply in 2019 as compared to 2018	(25)
Lower gross margin due to the unfavorable impact of purchasing incremental supply at escalated prices above $1,000/MWh during periods of extreme weather	(24)
Lower gross margin from Mass due to higher supply costs driven by an increase in power prices of approximately $7.25 per MWh or $249 million, partially offset by higher revenues primarily driven by margin enhancement initiatives of approximately $6.75 per MWh or $234 million	(15)
Higher gross margin driven by higher volume from XOOM and Stream acquisitions	93
Decrease in economic gross margin	$(8)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(382)
Decrease in gross margin	$(390)

Generation Gross Margin and Economic Gross Margin
Generation gross margin increased $355 million and economic gross margin increased $54 million, both of which include intercompany sales, during the nine months ended September 30, 2019, compared to the same period in 2018.
The tables below describe the increase in Generation gross margin and the increase in economic gross margin:
Texas Region

(In millions)
Higher gross margin due to a 24% increase in average realized prices due to heat rate expansion	$229
Higher gross margin due to a 2% increase in generation volumes driven by a planned outage at STP and a forced outage at T.H.Wharton in 2018, partially offset by current year forced outages at coal facilities	51
Higher gross margin due to Gregory return to service	35
Higher gross margin from commercial optimization activities	20
Higher gross margin due to margin enhancement initiatives from reduced fuel supply costs	13
Lower gross margin from lower sales of NOx emission credits	(22)
Other	1
Increase in economic gross margin	$327
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	256
Increase in contract and emission credit amortization	3
Increase in gross margin	$586
East/West/Other

(In millions)
Lower gross margin due to Ivanpah and Agua deconsolidations in April 2018 and August 2018, respectively	$(118)
Lower gross margin due to the sale of BETM, Keystone and Conemaugh in the third quarter of 2018, Guam in the first quarter of 2019 and the retirement of Encina in December	(111)
Lower gross margin due to 17% decrease in economic generation volumes due to dark spread and spark spread contractions and outages in 2019	(54)
Lower gross margin driven by a decrease in New York realized capacity	(30)
Lower gross margin from commercial optimization activities	(14)
Lower gross margin due to insurance proceeds from outages in 2018, partially offset by business interruption proceeds	(6)
Higher gross margin due to a 16% increase in PJM capacity prices	29
Higher gross margin due to lower supply costs coupled with an increase in load contract volumes	16
Higher gross margin mainly due to 7% increase in weighted average realized prices, primarily at Midwest Generation	15
Decrease in economic gross margin	$(273)
Increase to mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	42
Decrease in gross margin	$(231)

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $85 million during the nine months ended September 30, 2019, compared to the same period in 2018.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Nine months ended September 30, 2019
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$256	$27	$(237)	$48
Net unrealized (losses)/gains on open positions related to economic hedges	(1)	(23)	13	14	3
Total mark-to-market gains in operating revenues	$1	$233	$40	$(223)	$51
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(381)	$6	$2	$237	$(136)
Reversal of acquired gain positions related to economic hedges	(4)	—	—	—	(4)
Net unrealized gains/(losses) on open positions related to economic hedges	83	(2)	(1)	(14)	66
Total mark-to-market (losses)/gains in operating costs and expenses	$(302)	$4	$1	$223	$(74)
(a)Represents the elimination of the intercompany activity between Retail and Generation

	Nine months ended September 30, 2018
		Generation
	Retail	Texas	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$87	$(1)	$(148)	$(63)
Net unrealized (losses)/gains on open positions related to economic hedges	(4)	(101)	10	127	32
Total mark-to-market (losses)/gains in operating revenues	$(5)	$(14)	$9	$(21)	$(31)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(156)	$(3)	$(11)	$148	$(22)
Reversal of acquired gain positions related to economic hedges	(11)	—	—	—	(11)
Net unrealized gains/(losses) on open positions related to economic hedges	253	(2)	2	(127)	126
Total mark-to-market gains/(losses) in operating costs and expenses	$86	$(5)	$(9)	$21	$93
(a)Represents the elimination of the intercompany activity between Retail and Generation
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the nine months ended September 30, 2019, the $51 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as an increase in value of open positions as a result of a decrease in PJM power prices, partially offset by a decrease in value of open positions as a result of ERCOT heat rate expansion. The $74 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in value of open positions as a result of ERCOT heat rate expansion.

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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2019 and 2018. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Nine months ended September 30,
(In millions)	2019	2018
Trading gains
Realized	$44	$63
Unrealized	15	17
Total trading gains	$59	$80

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

	Retail	Generation		Corporate	Eliminations	Total
		Texas	East/West/Other(a)
	(In millions)
Nine months ended September 30, 2019	$172	$330	$288	$6	$(2)	$794
Nine months ended September 30, 2018	$151	$335	$333	$2	$(4)	817
(a) Includes International, Renewables, and Generation eliminations
Operations and maintenance expense decreased by $23 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease due to the final settlement of the asbestos liability and resulting reduction of the accrual for Midwest Generation	$(27)
Decrease due to the deconsolidations of Ivanpah and Agua Caliente in 2018	(20)
Decrease in variable chemical costs due to reduction in East generation volumes	(14)
Decrease due to payments in settlement of certain legal matters during 2018	(13)
Decrease due to retirement of Encina and the sale of Keystone and Conemaugh	(12)
Decrease due to planned STP outages in 2018, offset by both planned and forced outages in 2019	(4)
Increase primarily related to the lease of Cottonwood from February 4, 2019	27
Increase in investments in Texas plants in preparation for summer operations	21
Increase due to XOOM and Stream Energy acquisitions in June 2018 and August 2019, respectively	13
Other	6
Decrease in operations and maintenance expense	$(23)

Other Cost of Operations
Other Cost of operations are comprised of the following:

		Generation
	Retail	Texas	East/West/Other	Total
	(In millions)
Nine months ended September 30, 2019	$92	$48	$63	$203
Nine months ended September 30, 2018	$85	$62	$62	$209

Other cost of operations decreased by $6 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease in other cost of operations due to cost efficiencies as a result of the Transformation Plan	$(5)
Decrease due to deconsolidations of Ivanpah and Agua Caliente in 2018	(5)
Decrease in ARO accretion expense due to prior year write-off of S.R. Bertron, as well as a decrease in accretion of Norwalk and Jewett, offset by increased Encina decommissioning in 2019	(4)
Increase in taxes due to the Stream Energy acquisition and higher revenue from increased rates and customer counts	8
Decrease in other cost of operations	$(6)
Depreciation and Amortization
Depreciation and amortization decreased by $70 million for the nine months ended September 30, 2019, compared to the same period in 2018, driven primarily by the deconsolidations of Ivanpah in April 2018 and Agua Caliente in August 2018 and the sale of Cottonwood in February 2019, partially offset by the acquisitions of Stream Energy and XOOM.
Selling, General and Administrative
Selling, general and administrative expenses comprised of the following:

	Retail	Generation	Corporate	Total
	(In millions)
Nine months ended September 30, 2019	$438	$160	$17	$615
Nine months ended September 30, 2018	385	164	38	587
Selling, general and administrative expenses increased by $28 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in selling and marketing expenses for margin enhancement initiatives	$40
Increase in bad debt expense primarily due to increased customer attrition and higher revenue rates	28
Increase in selling expense due to the acquisition of XOOM in June 2018 and Stream Energy in August 2019	21
Decrease in general and administrative expense from cost efficiencies as a result of the Transformation Plan	(25)
Decrease due to the sale of BETM in 2018	(19)
Decrease due to a legal matter in 2018	(10)
Decrease related to fees incurred in the acquisition of businesses	(6)
Other	(1)
Increase in selling, general and administrative expenses	$28
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $54 million for the nine months ended September 30, 2019, compared to the same period in 2018, driven primarily by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2018.

Gain on Sale of Assets
The gain on sale of assets for the nine months ended September 30, 2018 consisted primarily of the gain on the sale of BETM and Canal 3.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $18 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily driven by five months of losses for Ivanpah in 2019 as a result of the deconsolidations in 2018.
Impairment losses on investments
Impairment losses on investments of $107 million was recorded for the nine months ended September 30, 2019, primarily related to the impairment of Petra Nova as further discussed in Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs
Other Income, Net
Other income increased by $37 million for the nine months ended September 30, 2019, compared to the same period in 2018, driven primarily by the loss on deconsolidation of Ivanpah in 2018.
Loss on Debt Extinguishment
A loss on debt extinguishment of $47 million was recorded during the nine months ended September 30, 2019, driven by the redemption of the 2024 Senior Notes and the repayment of the 2023 Term Loan Facility. For the same period in 2018, a loss on debt extinguishment of $22 million was recorded, primarily driven by the repurchase of Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.
Interest Expense
Interest expense decreased by $43 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Decrease related to the debt reduction of $1.2 billion and refinancing $2.4 billion of debt at lower interest rates in 2019 and 2018	$(54)
Decrease related to the deconsolidations of Ivanpah and Agua Caliente in 2018	(27)
Decrease related to the termination of in-the-money interest rate swaps	(25)
Increase in derivative interest expense due to the termination of interest rate swaps in 2019	52
Increase due to California property tax indemnification accretion	6
Increase due to the amortization of the Convertible Note premium	5
Decrease in interest expense	$(43)
Income Tax Expense
For the nine months ended September 30, 2019, income tax expense of $9 million was recorded on pre-tax income of $666 million. For the same period in 2018, income tax expense of $19 million was recorded on a pre-tax income of $572 million. The effective tax rate was 1.4% and 3.3% for the nine months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019 and 2018, NRG's overall effective tax rates were lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance partially offset by the current state tax expense.

Income from Discontinued Operations, Net of Income Tax

	Nine months ended September 30,
(In millions)	2019	2018	Change
South Central Portfolio	$35	$48	$(13)
Yield Renewables Platform & Carlsbad	362	(295)	657
GenOn	2	(25)	27
Income/(Loss) from discontinued operations, net of tax	$399	$(272)	$671
For the nine months ended September 30, 2019, NRG recorded income from discontinued operations, net of income tax of $399 million, an increase of $671 million from loss of $272 million in the same period in 2018, as further described in Note 4, Acquisitions, Discontinued Operations and Dispositions.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Net income attributable to noncontrolling interests and redeemable noncontrolling interests was $1 million for the nine months ended September 30, 2019, compared to $1 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the net income primarily reflects NRG Yield, Inc.'s and Agua Caliente's share of net income partially offset by the net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method and Ivanpah's share of net losses. As a result of the disposition of NRG Yield Inc. and its Renewables Platform, as well as the deconsolidation of the Ivanpah and Agua Caliente projects, the Company does not anticipate material NCI in the future.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2019 and December 31, 2018, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $1.5 billion and $2.0 billion, respectively, was comprised of the following:

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$243	$563
Restricted cash - operating	2	6
Restricted cash - reserves(a)	2	11
Total	247	580
Total credit facility availability	1,297	1,397
Total liquidity, excluding funds deposited by counterparties	$1,544	$1,977
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures
For the nine months ended September 30, 2019, total liquidity, excluding funds deposited by counterparties, decreased by $433 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2019 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements, as described in Note 10, Debt and Finance Leases, to this Form 10-Q. The Company's financing arrangements consist mainly of the Senior Notes, the Senior Credit Facility, and project-related financings.
The table below represents the approximate cash proceeds received from sale transactions and related financings, net of working capital and other adjustments, completed by the Company during the nine months ended September 30, 2019:

Sales	Cash Proceeds (in millions)
South Central Portfolio	$962
Carlsbad	396
Guam	8
Other	14
Sales transactions during the nine months ended September 30, 2019	$1,380
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

Revolving Credit Facility Modification
On May 28, 2019, the Company amended its existing credit agreement to, among other things, (i) provide for a $184 million increase in revolving commitments, resulting in aggregate revolving commitments under the amended credit agreement equal to $2.6 billion, (ii) extend the maturity date of the revolving loans and commitments under the amended credit agreement to May 28, 2024, (iii) provide for a release of the collateral securing the amended credit agreement if NRG obtains an investment grade rating from two out of the three rating agencies, subject to an obligation to reinstate the collateral if such rating agencies withdraw NRG’s investment grade rating or downgrade NRG’s rating below investment grade, (iv) reduce the applicable margins for borrowings under (a) ABR Revolving Loans from 1.25% to 0.75% and (b) Eurodollar Revolving Loans from 2.25% to 1.75%, (v) add a sustainability-linked pricing metric that permits an interest rate adjustment tied to NRG meeting targets related to environmental sustainability and (vi) make certain other changes to the existing covenants. As of September 30, 2019, $215 million of borrowings were outstanding, which was fully repaid as of November 7, 2019.

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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2019, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2019:

Equivalent Net Sales Secured by First Lien Structure(a)	2019	2020	2021	2022	2023
In MW	714	717	655	725	786
As a percentage of total net coal and nuclear capacity(b)	16%	16%	14%	16%	17%
(a)Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b)Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Uses of Liquidity
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
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2019, the Company had total cash collateral outstanding of $164 million and $996 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of September 30, 2019, total funds deposited by counterparties was $31 million in cash and $81 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.
Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, growth investments, and environmental for the nine months ended September 30, 2019, and the estimated capital expenditures forecast for the remainder of 2019.

	Maintenance	Environmental	Growth Investments(c)	Total
	(In millions)
Retail	$15	$—	$34	$49
Generation
Texas	77	—	—	77
East/West/Other(a)	33	2	—	35
Corporate	6	—	16	22
Total cash capital expenditures for the nine months ended September 30, 2019	131	2	50	183
Stream acquisition	—	—	321	321
Other investments	—	—	165	165
Total capital expenditures and investments, net of financings	131	2	536	669

Estimated capital expenditures for the remainder of 2019(b)	$24	$1	$17	$42
(a) Includes International, Renewables and Cottonwood
(b) Growth investments includes $17 million of costs to achieve associated with the Transformation Plan
(c) Includes other investments, acquisitions and costs to achieve

Growth Investments Capital Expenditures
For the nine months ended September 30, 2019, the Company's growth investments capital expenditures included $39 million for cost to achieve projects associated with the Transformation Plan and $11 million for the Company's other growth projects.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2019 through 2023 required to comply with environmental laws will be approximately $39 million, which does not yet include amounts relating to environmental capital expenditures that may result from the regulations being reconsidered described in Note 19, Environmental Matters.

Common Stock Dividends
Dividends of $0.09 per share were paid on the Company's common stock during the nine months ended September 30, 2019. On October 17, 2019, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2019, to stockholders of record as of November 1, 2019, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. Beginning in the first quarter of 2020, NRG will increase the annual dividend to $1.20 per share and expects to target an annual dividend growth rate of 7-9% per share.
In addition, the Company has adopted a long-term capital allocation policy that will target allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend discussed above, supplemented by share repurchases.
Share Repurchases
During January and February, the Company completed $250 million of share repurchases in connection with the 2018 repurchase program at an average price of $40.61 per share. The $1.0 billion share repurchase program announced in February 2019 was completed at an average price of $38.38 per share during the nine months ended September 30, 2019. Through October 31, 2019, the Company completed an additional $55 million of share repurchases at an average price of $37.62 per share under the $250 million share repurchase program announced in August 2019.
Senior Note Repurchases
During the second quarter of 2019, the Company redeemed $733 million of its 6.25% Senior Notes due 2024 and recorded a loss on debt extinguishment of $29 million, which included the write-off of previously deferred debt issuance costs of $5 million.
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
Stream Energy Acquisition
On August 1, 2019, the Company completed the acquisition of Stream Energy's retail electricity and natural gas business operating in 9 states and Washington, D.C. for $329 million, including working capital and other adjustments of approximately $29 million. The acquisition increased NRG's retail portfolio by approximately 600,000 RCEs or 450,000 customers.
Petra Nova Debt Repayment
During the third quarter of 2019, NRG contributed approximately $95 million in cash to Petra Nova and posted a $12 million letter of credit to cover certain project debt reserve requirements. The cash portion of the contribution was used by Petra Nova to prepay a significant portion of the project debt. As a result, the financial guarantees previously provided by NRG were canceled and the remaining project debt has now become non-recourse to NRG.
Balance Sheet Target Ratio
NRG revised its credit metrics target in order to further strengthen its balance sheet by reducing leverage. During the second quarter of 2019, the Company reduced total outstanding debt by $594 million with the repayment of the 2023 Term Loan facility.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

	Nine months ended September 30,
	2019	2018	Change
	(In millions)
Net Cash Provided by Operating Activities	$861	$1,067	$(206)
Net Cash Provided/(Used) by Investing Activities	614	(59)	673
Net Cash Used by Financing Activities	(1,762)	(651)	(1,111)
Net Cash Provided by Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash provided by discontinued operations	$(388)
Decrease in accounts payable primarily due to transformation plan benefits achieved in 2018	(124)
Decrease in other working capital	(63)
Increase in accounts receivable primarily due to increase in revenues	(54)
Changes in cash collateral in support of risk management activities due to change in commodity prices	159
Increase in operating income adjusted for other non-cash items	139
GenOn settlement in July 2018	125
$(206)
Net Cash Provided/(Used) by Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Decrease in cash used by discontinued operations	$703
Cash removed due to deconsolidation of Agua Caliente and Ivanpah projects	268
Decrease in capital expenditures	160
Increase in proceeds received from sales of nuclear decommissioning trust fund securities, net of purchases	27
Decrease in proceeds from sale of assets and discontinued operations	(262)
Increase in cash paid for acquisitions primarily due to Stream Energy acquisition in 2019	(139)
Change in investments in unconsolidated affiliates	(55)
Increase in contributions to discontinued operations	(21)
Other	(8)
$673
Net Cash Used by Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Increase in payments of short and long-term debt	$(1,517)
Change in cash provided by discontinued operations	(360)
Increase in payments for treasury stock	(286)
Increase in payments of debt extinguishment costs and deferred issuance costs	(39)
Increase in proceeds from issuance of short and long-term debt	1,053
Decrease in notes issued to affiliate	26
Decrease in distributions to noncontrolling interests from subsidiaries	16
Other	(4)
$(1,111)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2019, the Company had domestic pre-tax book income of $655 million and foreign pre-tax book income of $11 million. As of December 31, 2018, the Company had cumulative domestic Federal NOL carryforwards of $10.7 billion, which will begin expiring in 2031, and cumulative state NOL carryforwards of $5.6 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $213 million, which do not have an expiration date. In addition to the above NOLs, NRG has a $442 million carryforward for interest deductions, as well as $381 million of tax credits to be utilized in future years. The Company has $24 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $20 million in 2019.
The Company has recorded a non-current tax liability of $29 million until final resolution with the related taxing authority. The $29 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. With few exceptions, state and local income tax examinations are no longer open for years before 2010.
As of September 30, 2019 and December 31, 2018, the Company had a valuation allowance on its domestic net deferred tax assets of $3.6 billion and $3.8 billion, respectively, due to its history of net operating losses. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of the tax attributes. Given the Company's current earnings and forecasted future earnings, there is a reasonable possibility that within the next three months there may be sufficient positive evidence to allow for the release of a significant portion of the valuation allowance, which will result in a material increase to net income in the period such conclusion is made. The Company will continue to evaluate the evidence on a quarterly basis.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2019, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $888 million as of September 30, 2019. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2018 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2018 Form 10-K. See also Note 8, Leases, Note 10, Debt and Finance Leases, and Note 17, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and nine months ended September 30, 2019.

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities or retail load obligations. Historically, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG entered into interest rate swap agreements. As of September 30, 2019, NRG had no interest rate derivative instruments. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2018 Form 10-K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2019, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2019.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2018	$104
Contracts realized or otherwise settled during the period	(138)
Contracts acquired during the period	(12)
Changes in fair value	107
Fair Value of Contracts as of September 30, 2019	$61

	Fair Value of Contracts as of September 30, 2019
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$(34)	$(23)	$(2)	$—	$(59)
Level 2	79	52	(13)	(11)	107
Level 3	22	10	—	(19)	13
Total	$67	$39	$(15)	$(30)	$61

The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2019, NRG's net derivative asset was $61 million, a decrease to total fair value of $43 million as compared to December 31, 2018. This decrease was driven by roll-off of trades that settled during the period and contracts acquired, partially offset by gains in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $23 million in the net value of derivatives as of September 30, 2019. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $24 million in the net value of derivatives as of September 30, 2019.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and nine months ending September 30, 2019 and 2018:

(In millions)	2019	2018
VaR as of September 30,	$49	$72
Three months ended September 30,
Average	$46	$67
Maximum	55	75
Minimum	37	61
Nine months ended September 30,
Average	$44	$62
Maximum	55	75
Minimum	33	48
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of September 30, 2019, for the entire term of these instruments entered into for both asset management and trading, was $9 million, primarily driven by asset-backed transactions.
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
The Company has previously entered into interest rate swaps. As of September 30, 2019, NRG had no interest rate derivative instruments. See Note 11, Debt and Capital Leases, of the Company's 2018 Form 10-K for more information on the Company's interest rate swaps.
As of September 30, 2019, the fair value and related carrying value of the Company's debt was $6.7 billion and $6.2 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $570 million.

Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $106 million as of September 30, 2019, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $116 million as of September 30, 2019. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2019, see Note 17, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2018 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2018 Form 10‑K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2019 the Company had two share repurchase programs in place. The $1.0 billion share repurchase program that was announced in February 2019, and the $250 million of share repurchase program that was announced in August 2019. The $1.0 billion share repurchase program was completed in August 2019.
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended September 30, 2019.

For the three months ended September 30, 2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Month #1
(July 1, 2019 to July 31, 2019)(b)	4,950,000	$35.17	4,950,000	$21,598,889
Month #2
(August 1, 2019 to August 31, 2019)(c)	1,153,269	$34.78	1,153,269	$231,466,402
Month #3
(September 1, 2019 to September 30, 2019)	511,182	$38.84	511,182	$211,603,397
Total at September 30, 2019	6,614,451		6,614,451
(a)Includes commissions paid
(b)Includes share repurchases under the 2019 $1 billion program that was announced on February 28, 2019
(c)Includes 636,536 share repurchases under the 2019 $1 billion program that was announced on February 28,2019 and 516,733 share repurchases under the $250 million program that was announced on August 7, 2019

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
A copy of the Fourth Amendment dated as of May 28, 2019 to the Second Amended and Restated Credit Agreement dated as of June 30, 2016, included as Annex A thereto a clean, conformed copy of the Second Amended and Restated Credit Agreement.
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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 7, 2019	Chief Accounting Officer (Principal Accounting Officer)