Form 10-Q
period 2020-03-31
NRG ENERGY, INC.
filed 2020-05-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	March 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Carnegie Center,	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of May 7, 2020, there were 244,087,060 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risk Factors, in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the following:
•NRG's inability to estimate with any degree of certainty the future impact that COVID-19, any resurgence of COVID-19, or other pandemic may have on NRG's results of operations, financial position, risk exposure and liquidity;
•NRG's ability to obtain and maintain retail market share;
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
•Operating and financial restrictions placed on NRG and its subsidiaries that are contained in the indentures governing NRG's Senior Notes, Senior Secured Notes and Senior Credit Facility, and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;
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
•NRG's ability to increase cash from operations through operational and market initiatives, corporate efficiencies, asset strategy, and a range of other programs throughout NRG to reduce costs or generate revenues;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2019
2023 Term Loan Facility	The Company's term loan facility due 2023, a component of the Senior Credit Facility, which was repaid during the second quarter of 2019
ACE	Affordable Clean Energy
Agua Caliente	Agua Caliente Solar Project, a 290 MW photovoltaic power station located in Yuma County, Arizona in which NRG owns 35% interest
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BRA	Base Residual Auction
BTU	British Thermal Unit
Business Solutions	NRG's business solutions group, which includes demand response, commodity sales, energy efficiency and energy management services
CAA	Clean Air Act
CAISO	California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Carlsbad	Carlsbad Energy Center, a 528 MW natural gas-fired project located in Carlsbad, CA
CCR	Coal Combustion Residuals
CDD	Cooling Degree Day
CDWR	California Department of Water Resources
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
C&I	Commercial industrial and governmental/institutional
CES	Clean Energy Standard
Cleco	Cleco Corporate Holdings LLC
CO2	Carbon Dioxide
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
Convertible Senior Notes	As of March 31, 2020, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,153 MW natural gas-fueled plant
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ESCO	Energy Service Companies
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GenOn	GenOn Energy, Inc.
GenOn Entities	GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017
GHG	Greenhouse Gas
GIP	Global Infrastructure Partners
Green Mountain Energy	Green Mountain Energy Company
GWh	Gigawatt Hour
HAP	Hazardous Air Pollutant
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh
HLW	High-level radioactive waste
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 393 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG LTIP and the NRG GenOn LTIP
Mass Market	Residential and small commercial customers
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWe	Megawatt equivalent
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission

NRG	NRG Energy, Inc.
NRG Yield, Inc.	NRG Yield, Inc., which changed its name to Clearway Energy, Inc. following the sale by NRG of NRG Yield and the Renewables Platform to GIP
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NY DEC	New York Department of Environmental Conservation
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
ORDC	Operating Reserve Demand Curve
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on a system
Petra Nova	Petra Nova Parish Holdings, LLC which is 50% owned by NRG and which owns and operates a 240 MWe carbon capture system and a 78 MW cogeneration facility, and owns an equity interest in an oilfield
PG&E	PG&E Corporation (NYSE: PCG) and its primary operating subsidiary, Pacific Gas and Electric Company
Pipeline	Projects that range from identified lead to shortlisted with an offtake, and represents a lower level of execution certainty
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCE	Residential Customer Equivalent is a unit of measure used by the energy industry to denote the typical annual commodity consumption by a single-family residential customer. 1 RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy Retail Services, LLC
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interest in the Keystone and Conemaugh generating facilities, respectively
Renewables	Consists of the following projects in which NRG has an ownership interest: Agua Caliente, Ivanpah, and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold by NRG to GIP with NRG's interest in NRG Yield, Inc.
Revolving Credit Facility	The Company's $2.6 billion revolving credit facility, a component of the Senior Credit Facility, due 2024 was amended on May 28, 2019
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the 2023 Term Loan Facility. The 2023 Term Loan Facility was repaid in the second quarter of 2019
Senior Notes
As of March 31, 2020, NRG's $3.8 billion outstanding unsecured senior notes consisting of $1.0 billion of the 7.25% senior notes due 2026, $1.23 billion of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028 and $733 million of the 5.250% senior notes due 2029

Senior Secured Notes	As of March 31, 2020, NRG’s $1.1 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024 and $500 million of the 4.45% Senior Secured First Lien Notes due 2029
SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide

South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
TDSP	Transmission/distribution service provider
Transformation Plan	NRG's three-year plan announced in 2017, which includes targets related to operations and excellence, portfolio optimization, and capital structure and allocation enhancement
TWCC	Texas Westmoreland Coal Co.
UPMC Thermal Project	University of Pittsburgh Medical Center thermal generating project that provides power, steam, chilled water and backup power located in Pittsburgh, PA.
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
ZECs	Zero Emissions Credits

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2020	2019
Operating Revenues
Total operating revenues	$2,019	$2,165
Operating Costs and Expenses
Cost of operations	1,457	1,651
Depreciation and amortization	109	85
Selling, general and administrative	209	194
Reorganization costs	3	13
Development costs	3	2
Total operating costs and expenses	1,781	1,945
Gain on sale of assets	6	1
Operating Income	244	221
Other (Expense)/Income
Equity in losses of unconsolidated affiliates	(11)	(21)
Impairment losses on investments	(18)	—
Other income, net	27	12
Interest expense	(98)	(114)
Total other expense	(100)	(123)
Income from Continuing Operations Before Income Taxes	144	98
Income tax expense	23	4
Income from Continuing Operations	121	94
Income from discontinued operations, net of income tax	—	388
Net Income	$121	$482
Earnings per Share
Weighted average number of common shares outstanding — basic	248	278
Income from continuing operations per weighted average common share — basic	$0.49	$0.34
Income from discontinued operations per weighted average common share — basic	$—	$1.39
Earnings per Weighted Average Common Share — Basic	$0.49	$1.73
Weighted average number of common shares outstanding — diluted	249	280
Income from continuing operations per weighted average common share — diluted	$0.49	$0.34
Income from discontinued operations per weighted average common share — diluted	$—	$1.38
Earnings per Weighted Average Common Share — Diluted	$0.49	$1.72
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Net Income	$121	$482
Other Comprehensive Loss
Foreign currency translation adjustments	(15)	1
Defined benefit plans	—	(3)
Other comprehensive loss	(15)	(2)
Comprehensive Income	$106	$480
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$759	$345
Funds deposited by counterparties	51	32
Restricted cash	8	8
Accounts receivable, net	915	1,025
Inventory	372	383
Derivative instruments	884	860
Cash collateral paid in support of energy risk management activities	200	190
Prepayments and other current assets	290	245
Total current assets	3,479	3,088
Property, plant and equipment, net	2,573	2,593
Other Assets
Equity investments in affiliates	350	388
Operating lease right-of-use assets, net	446	464
Goodwill	579	579
Intangible assets, net	769	789
Nuclear decommissioning trust fund	702	794
Derivative instruments	434	310
Deferred income taxes	3,265	3,286
Other non-current assets	225	240
Total other assets	6,770	6,850
Total Assets	$12,822	$12,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$640	$88
Current portion of operating lease liabilities	71	73
Accounts payable	708	722
Derivative instruments	832	781
Cash collateral received in support of energy risk management activities	51	32
Accrued expenses and other current liabilities	550	663
Total current liabilities	2,852	2,359
Other Liabilities
Long-term debt	5,807	5,803
Non-current operating lease liabilities	473	483
Nuclear decommissioning reserve	303	298
Nuclear decommissioning trust liability	390	487
Derivative instruments	370	322
Deferred income taxes	15	17
Other non-current liabilities	1,076	1,084
Total other liabilities	8,434	8,494
Total Liabilities	11,286	10,853
Redeemable noncontrolling interest in subsidiaries	—	20
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 422,979,893 and 421,890,790 shares issued and 245,623,854 and 248,996,189 shares outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in-capital	8,498	8,501
Accumulated deficit	(1,570)	(1,616)
Treasury stock, at cost - 177,356,039 and 172,894,601 shares at March 31, 2020 and December 31, 2019, respectively	(5,189)	(5,039)
Accumulated other comprehensive loss	(207)	(192)
Total Stockholders' Equity	1,536	1,658
Total Liabilities and Stockholders' Equity	$12,822	$12,531
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net Income	$121	$482
Income from discontinued operations, net of income tax	—	388
Income from continuing operations	121	94
Adjustments to reconcile net income to cash provided by operating activities:
Distributions from and equity in losses of unconsolidated affiliates	16	21
Depreciation and amortization	109	85
Accretion of asset retirement obligations	11	7
Provision for credit losses	24	26
Amortization of nuclear fuel	13	13
Amortization of financing costs and debt discount/premiums	6	7
Loss on debt extinguishment, net	1	—
Amortization of emissions allowances and energy credits	7	6
Amortization of unearned equity compensation	5	4
(Gain)/loss on sale of assets and disposal of assets	(14)	3
Impairment losses	18	—
Changes in derivative instruments	(46)	(15)
Changes in deferred income taxes and liability for uncertain tax benefits	19	(2)
Changes in collateral deposits in support of energy risk management activities	9	(123)
Changes in nuclear decommissioning trust liability	8	9
Changes in other working capital	(99)	(234)
Cash provided/(used) by continuing operations	208	(99)
Cash provided by discontinued operations	—	8
Net Cash Provided/(Used) by Operating Activities	208	(91)
Cash Flows from Investing Activities
Payments for acquisitions of businesses	—	(16)
Capital expenditures	(66)	(49)
Net purchases of emission allowances	(8)	—
Investments in nuclear decommissioning trust fund securities	(121)	(122)
Proceeds from the sale of nuclear decommissioning trust fund securities	112	113
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	15	1,313
Net distributions from investments in unconsolidated affiliates	—	4
Contributions to discontinued operations	—	(44)
Other	—	(1)
Cash (used)/provided by continuing operations	(68)	1,198
Cash used by discontinued operations	—	(2)
Net Cash (Used)/Provided by Investing Activities	(68)	1,196
Cash Flows from Financing Activities
Payments of dividends to common stockholders	(74)	(8)
Payments for share repurchase activity	(179)	(783)
Purchase of and distributions to noncontrolling interests from subsidiaries	(2)	(1)
Proceeds from issuance of common stock	—	2
Proceeds from issuance of long-term debt	59	—
Repayments of long-term debt	(60)	(37)
Net proceeds from Revolving Credit Facility	552	—
Other	(3)	—
Cash provided/(used) by continuing operations	293	(827)
Cash provided by discontinued operations	—	43
Net Cash Provided/(Used) by Financing Activities	293	(784)
Change in Cash from discontinued operations	—	49
Net Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	433	272
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	385	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$818	$885
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2019	$4	$8,501	$(1,616)	$(5,039)	$(192)	$1,658
Net income			121			121
Other comprehensive loss					(15)	(15)
Repurchase of partners' equity interest in VIE		18				18
Share repurchases				(150)		(150)
Equity-based awards activity, net		(21)				(21)
Common stock dividends and dividend equivalents declared(a)			(75)			(75)
Balance at March 31, 2020	$4	$8,498	$(1,570)	$(5,189)	$(207)	$1,536

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2018	$4	$8,510	$(6,022)	$(3,632)	$(94)	$(1,234)
Net income			482			482
Other comprehensive loss					(2)	(2)
Share repurchases		(10)		(739)		(749)
Equity-based awards activity, net		(32)				(32)
Issuance of common stock		5				5
Common stock dividends and dividend equivalents declared(a)			(8)			(8)
Balance at March 31, 2019	$4	$8,473	$(5,548)	$(4,371)	$(96)	$(1,538)
(a) Dividends per common share was $0.30 for the quarter ended March 31, 2020 and $0.03 for the quarter ended March 31, 2019

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is an integrated power company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing and selling electricity and related products and services in major competitive power markets in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG is a customer-driven business focused on perfecting the integrated model by balancing retail load with generation supply within its deregulated markets. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the brand names NRG, Reliant, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation as of March 31, 2020.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the condensed consolidated financial statements in the Company's 2019 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2020, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three months ended March 31, 2020 and 2019.
Segments
As part of perfecting the integrated model, in which the majority of the Company’s generation serves its retail customers, the Company began managing its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus in 2020. As a result, the Company changed its business segments from Retail and Generation to Texas, East and West/Other beginning in the first quarter of 2020. The Company's updated segment structure reflects how management currently makes financial decisions and allocates resources.
The Company's businesses are segregated as follows:
•Texas, which includes all activity related to customer, plant and market operations in Texas;
•East, which includes the remaining activity related to customer operations and all activity related to plant and market operations in the East;
•West/Other, which includes the following assets and activities: (i) all activity related to plant and market operations in the West, (ii) activity related to the Cottonwood power plant that was sold to Cleco on February 4, 2019 and is being leased back until 2025, (iii) the remaining renewables activity, including the Company’s equity method investments in Ivanpah Master Holdings, LLC and Agua Caliente, the remaining Home Solar assets and the NFL stadium solar generating assets, and (iv) activity related to the Company’s equity method investment for the Gladstone power plant in Australia; and
•Corporate activities.
All affected disclosures have been recast to reflect these changes for all periods presented. For further discussion of segment reporting, refer to Note 13, Segment Reporting.
COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Electricity has been deemed a 'critical and essential business operation' under various state and federal governmental COVID-19 mandates. NRG remains focused on protecting the health and well-being of its employees, while supporting its customers and the communities in which it operates and assuring the continuity of its operations.
NRG activated its Crisis Management Team ("CMT") in January 2020, which proactively began managing the Company's response to the impacts of COVID-19. The CMT implemented the business continuity plans for the Company and has taken a variety of measures to ensure the ongoing availability of the Company’s services, while maintaining the Company's commitment to its core values of health and safety. Pursuant to the Company’s Infectious Disease & Pandemic Policy, NRG implemented restrictions on business travel and face-to-face sales channels, instituted remote work practices and enhanced cleaning and hygiene protocols in all of its facilities. In order to effectively serve the Company’s customers, select essential employees and contractors are continuing to report to plant and certain office locations. The Company is also requiring pre-entry screening, including temperature checks, separation of work crews, additional personal protective equipment for employees and contractors when social distancing cannot be maintained, and a ban on all non-essential visitors. As a result of these business continuity measures, the Company has not experienced any material disruptions in its ability to continue its business operations to date.
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

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in intangible assets, net:

(In millions)	March 31, 2020	December 31, 2019
Property, plant and equipment accumulated depreciation	$1,832	$1,752
Intangible assets accumulated amortization	1,237	1,262

Credit Losses
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, using the modified retrospective approach. Following the adoption of the new standard, the Company’s process of estimating expected credit losses remains materially consistent with its historical practice. Information prior to January 1, 2020, which was previously referred to as the allowance and provision for bad debt, has not been restated and continues to be reported under the accounting standards in effect for that period.
Retail trade receivables are reported on the balance sheet net of the allowance for credit losses. The Company accrues an allowance for current expected credit losses based on (i) estimates of uncollectible revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including, but not limited to, unemployment rates and weather-related events, (ii) historical collections and delinquencies, and (iii) counterparty credit ratings for commercial and industrial customers.
The following table represents the activity in the allowance for credit losses for the three months ended March 31, 2020:

(In millions)
Balance at January 1, 2020	$43
Provision for credit losses	24
Write-offs	(32)
Recoveries collected	4
Balance at March 31, 2020	$39

Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$759	$345
Funds deposited by counterparties	51	32
Restricted cash	8	8
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$818	$385

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
Pension Plan Contributions
On March 27, 2020, the Senate passed the CARES Act to provide necessary emergency relief related to the COVID-19 pandemic. The CARES Act allows NRG and other pension plan sponsors to postpone 2020 contributions until January 1, 2021. As a result, NRG will consider deferring approximately $47 million in cash contributions previously planned to be made to the Company's pension plans in 2020. NRG’s pension and postretirement benefit plans are further described in Note 15, Benefit Plans and Other Postretirement Benefits, to the Company’s 2019 Form 10-K.
Recent Accounting Developments - Guidance Adopted in 2020
ASU 2018-17 — In October 2018, the FASB issued ASU No. 2018-17, Consolidations (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, or ASU No. 2018-17, in response to stakeholders’ observations that Topic 810, Consolidations, could be improved thereby improving general purpose financial reporting. Specifically, ASU No. 2018-17 requires application of the variable interest entity (VIE) guidance to private companies under common control and consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments retrospectively. The adoption did not have a material impact on the Company's results of operations, cash flows, or statement of financial position.
ASU 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in Cloud Computing Arrangement That Is a Service Contract, or ASU No. 2018-15. The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software (and hosting arrangement that include an internal-use software license). The amendment also requires the customer to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company adopted the amendments effective January 1, 2020 using the prospective approach. The adoption did not have a material impact on the Company's results of operations, cash flows, or statement of financial position.
ASU 2018-13 — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair value Measurement), or ASU No. 2018-13. The amendments in ASU No. 2018-13 eliminate such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and add new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures in ASU No. 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted the amendments effective January 1, 2020. As the amendments contemplates changes in disclosures only, it did not have an impact on the Company's results of operations, cash flows, or statement of financial position.

ASU 2016-13 — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which was further amended through various updates issued by the FASB thereafter. The guidance in ASU No. 2016-13 provides a new model for recognizing credit losses on financial assets carried at amortized cost using an estimate of expected credit losses, instead of the "incurred loss" methodology previously required for recognizing credit losses that delayed recognition until it was probable that a loss was incurred. The estimate of expected credit losses is to be based on consideration of past events, current conditions and reasonable and supportable forecasts of future conditions. The Company adopted the standard and its subsequent corresponding updates effective January 1, 2020 using the modified retrospective approach. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company's adoption of Topic 326 did not have a material impact on the Company's results of operations, cash flows, or statement of financial position.
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2019-12 — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU No. 2019-12, to simplify various aspects related to accounting for income taxes. The guidance in ASU 2019-12 amends the general principles in Topic 740 to eliminate certain exceptions for recognizing deferred taxes for investment, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years,. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of assessing the impact of this guidance on the consolidated financial statements.

Note 3 — Revenue Recognition
Performance Obligations
As of March 31, 2020, estimated future fixed fee performance obligations are $442 million for the remaining nine months of fiscal year 2020, and $607 million, $305 million, $42 million and $8 million for the fiscal years 2021, 2022, 2023 and 2024, respectively. These performance obligations are for cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$1,032	$347	$—	$(1)	$1,378
Business Solutions	260	23	—	—	283
Total retail revenue	1,292	370	—	(1)	1,661
Energy revenue(a)	5	45	75	(1)	124
Capacity revenue(a)	—	134	15	—	149
Mark-to-market for economic hedging activities(b)	—	(20)	15	1	(4)
Other revenue(a)	61	10	20	(2)	89
Total operating revenue	1,358	539	125	(3)	2,019
Less: Lease revenue	—	—	5	—	5
Less: Realized and unrealized ASC 815 revenue	7	39	44	(1)	89
Total revenue from contracts with customers	$1,351	$500	$76	$(2)	$1,925
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$—	$35	$19	$(1)	$53
Capacity revenue	—	24	—	—	24
Other revenue	7	—	10	(1)	16
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended March 31, 2019
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$995	$320	$—	$(2)	$1,313
Business Solutions	258	18	—	—	276
Total retail revenue	1,253	338	—	(2)	1,589
Energy revenue(a)	105	126	58	1	290
Capacity revenue(a)	—	144	12	—	156
Mark-to-market for economic hedging activities(b)	31	(15)	4	—	20
Other revenue(a)	77	16	19	(2)	110
Total operating revenue	1,466	609	93	(3)	2,165
Less: Lease revenue	—	—	5	—	5
Less: Realized and unrealized ASC 815 revenue	315	54	12	—	381
Total revenue from contracts with customers	$1,151	$555	$76	$(3)	$1,779
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$271	$47	$2	$—	$320
Capacity revenue	—	18	—	—	18
Other revenue	13	4	6	—	23
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Deferred customer acquisition costs	$133	$133

Accounts receivable, net - Contracts with customers	885	1,002
Accounts receivable, net - Derivative instruments	26	18
Accounts receivable, net - Affiliate	4	5
Total accounts receivable, net	$915	$1,025

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$328	$402
Deferred revenues(a)	87	82
(a) Deferred revenues from contracts with customers for the three months ended March 31, 2020 and the year ended December 31, 2019 were approximately $27 million and $24 million, respectively
The revenue recognized from contracts with customers during both the three months ended March 31, 2020 and 2019 relating to the deferred revenue balance at the beginning of each period was $13 million. The change in deferred revenue balances during the three months ended March 31, 2020 and 2019 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.
Note 4 — Discontinued Operations and Dispositions
Discontinued Operations
Sale of South Central Portfolio
On February 4, 2019, the Company completed the sale of the South Central Portfolio to Cleco for cash consideration of $1 billion excluding working capital and other adjustments. The Company concluded that the divested business met the criteria for discontinued operations as of December 31, 2018, as the disposition represented a strategic shift in the business in which NRG operates and the criteria for held-for-sale were met. As such, all prior period results for the operations of the South Central Portfolio, except for the Cottonwood facility as discussed below, were reclassified as discontinued operations at

December 31, 2018. In connection with the transaction, NRG also entered into a transition services agreement to provide certain corporate services to the divested business.
The South Central Portfolio includes the 1,153 MW Cottonwood natural gas generating facility. Upon the closing of the sale of the South Central Portfolio, NRG entered into an agreement with Cleco to leaseback the Cottonwood facility through 2025. Due to its continuing involvement with the Cottonwood facility, NRG did not use held-for-sale or discontinued operations treatment in accounting for the Cottonwood facility.
Summarized results of the South Central Portfolio discontinued operations were as follows:

Three months ended
(In millions)	March 31, 2019
Operating revenues	$31
Operating costs and expenses	(23)
Gain from operations of discontinued components	8
Gain on disposal of discontinued operations, net of tax	27
Gain from discontinued operations, including disposal, net of tax	$35
Carlsbad
On February 6, 2018, NRG entered into an agreement with NRG Yield and GIP to sell 100% of its membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, for $385 million of cash consideration, excluding working capital adjustments. The primary condition to close the Carlsbad transaction was the completion of the sale of NRG Yield and the Renewables Platform. At the time of the sale of NRG Yield and the Renewables Platform in August 2018, the Company concluded that the Carlsbad project met the criteria for discontinued operations and accordingly, all prior period results for Carlsbad were reclassified as discontinued operations. The transaction closed on February 27, 2019. Carlsbad continues to have a ground lease and easement agreement with NRG with an initial term ending in 2039 and two ten year extensions. As a result of the transaction, additional commitments related to the project totaled approximately $23 million as of March 31, 2020 and December 31, 2019.
Summarized results of Carlsbad discontinued operations were as follows:

Three months ended
(In millions)	March 31, 2019
Operating revenues	$19
Operating costs and expenses	(9)
Other expenses	(5)
Gain from operations of discontinued components	5
Gain on disposal of discontinued operations, net of tax	348
Gain from discontinued operations, including disposal, net of tax	$353
Dispositions
The Company completed other asset sales for cash proceeds of $7 million and $10 million during the three months ended March 31, 2020 and 2019, respectively.

Note 5 — Fair Value of Financial Instruments
For cash and cash equivalents, funds deposited by counterparties, accounts and other receivables, accounts payable, restricted cash, and cash collateral posted and received in support of energy risk management activities, the carrying amounts approximate fair values because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.

The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	March 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes receivable	$10	$7	$11	$8
Liabilities:
Long-term debt, including current portion (a)	6,510	6,634	5,956	6,504
(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In millions)	Level 2	Level 3	Level 2	Level 3
Long-term debt, including current portion	$5,967	$667	$6,388	$116

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	March 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$13	$—	$13	$—
Nuclear trust fund investments:
Cash and cash equivalents	21	21	—	—
U.S. government and federal agency obligations	57	56	1	—
Federal agency mortgage-backed securities	93	—	93	—
Commercial mortgage-backed securities	33	—	33	—
Corporate debt securities	125	—	125	—
Equity securities	308	308	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,318	111	1,015	192
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	60
Equity securities	6
Total assets	$2,040	$497	$1,285	$192
Derivative liabilities:
Commodity contracts	$1,202	$193	$890	$119
Total liabilities	$1,202	$193	$890	$119

	December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$20	$—	$20	$—
Nuclear trust fund investments:
Cash and cash equivalents	17	17	—	—
U.S. government and federal agency obligations	68	68	—	—
Federal agency mortgage-backed securities	100	—	100	—
Commercial mortgage-backed securities	29	—	29	—
Corporate debt securities	109	—	109	—
Equity securities	388	388	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,170	84	893	193
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	78
Equity securities	8
Total assets	$1,993	$558	$1,156	$193
Derivative liabilities:
Commodity contracts	$1,103	$143	$805	$155
Total liabilities	$1,103	$143	$805	$155

The following table reconciles, for the three months ended March 31, 2020 and 2019, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2020	Three months ended March 31, 2019
(In millions)	Derivatives(a)	Debt Securities	Derivatives(a)	Total
Beginning balance	$38	$19	$20	$39
Total gains/(losses) realized/unrealized— included in earnings	22	—	(10)	(10)
Cash received	—	(1)	—	(1)
Purchases	8	—	(2)	(2)
Transfers into Level 3(b)	8	—	17	17
Transfers out of Level 3(b)	(3)	—	(27)	(27)
Ending balance	$73	$18	$(2)	$16
(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$(9)	$—	$(12)	$(12)
(a)Consists of derivative assets and liabilities, net
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of March 31, 2020, contracts valued with prices provided by models and other valuation techniques make up 15% of derivative assets and 10% of derivative liabilities.

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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Power Contracts	$150	$107	Discounted Cash Flow	Forward Market Price (per MWh)	$6	$165	$25
FTRs	42	12	Discounted Cash Flow	Auction Prices (per MWh)	(380)	91	0
	$192	$119

	December 31, 2019
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Power Contracts	$151	$139	Discounted Cash Flow	Forward Market Price (per MWh)	$8	$218	$24
FTRs	42	16	Discounted Cash Flow	Auction Prices (per MWh)	(105)	213	0
	$193	$155

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2020 and December 31, 2019:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of March 31, 2020, the credit reserve resulted in a $2 million decrease in operating revenue and cost of operations. As of December 31, 2019, the credit reserve did not result in a significant change in fair value in operating revenue and cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2019 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, as well as retail customer credit risk through its retail load activities.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2019 Form 10-K. As of March 31, 2020, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $346 million and NRG held collateral (cash and letters of credit) against those positions of $54 million, resulting in a net exposure of $293 million. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 54% of the Company's exposure before collateral is expected to roll off by the end of 2021. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	81%
Financial institutions	19
Total as of March 31, 2020	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	53%
Non-investment grade/non-rated	47
Total as of March 31, 2020	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has $47 million of exposure to one wholesale counterparty in excess of 10% of total net exposure discussed above as of March 31, 2020. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on its financial position or results of operations from nonperformance by any of NRG's counterparties.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2020, aggregate credit risk exposure managed by NRG to these counterparties was approximately $689 million for the next five years, including exposure to PG&E through its unconsolidated affiliates, Ivanpah and Agua Caliente.

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
As of March 31, 2020, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities. The Company is also subject to risk with respect to its residential solar customers. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

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

	As of March 31, 2020				As of December 31, 2019
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$21	$—	$—	—	$17	$—	$—	—
U.S. government and federal agency obligations	57	10	—	14	68	4	—	11
Federal agency mortgage-backed securities	93	4	—	24	100	3	—	24
Commercial mortgage-backed securities	33	1	1	26	29	1	1	24
Corporate debt securities	125	5	4	12	109	6	—	11
Equity securities	368	228	1	—	466	324	—	—
Foreign government fixed income securities	5	—	—	10	5	—	—	10
Total	$702	$248	$6		$794	$338	$1

The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Three months ended March 31,
(In millions)	2020	2019
Realized gains	$2	$3
Realized losses	(5)	(2)
Proceeds from sale of securities	112	113

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of March 31, 2020, NRG had energy-related derivative instruments extending through 2034. The Company marks these derivatives to market through the statement of operations. NRG has executed power purchase agreements extending through 2036 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG was exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG entered into interest rate swap agreements. As of March 31, 2020, NRG had no interest rate derivative instruments as a result of the early termination of such contracts in connection with the repayment of the 2023 Term Loan Facility during the second quarter of 2019.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2020 and December 31, 2019. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	March 31, 2020	December 31, 2019
Emissions	Short Ton	1	3
Renewable Energy Certificates	Certificates	1	1
Coal	Short Ton	7	10
Natural Gas	MMBtu	(152)	(181)
Power	MWh	46	38
Capacity	MW/Day	(1)	(1)

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	$884	$860	$832	$781
Commodity contracts long-term	434	310	370	322
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$1,318	$1,170	$1,202	$1,103

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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of March 31, 2020
Commodity contracts:
Derivative assets	$1,318	$(1,010)	$(17)	$291
Derivative liabilities	(1,202)	1,010	94	(98)
Total commodity contracts	$116	$—	$77	$193

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2019
Commodity contracts:
Derivative assets	$1,170	$(909)	$(7)	$254
Derivative liabilities	(1,103)	909	73	(121)
Total commodity contracts	$67	$—	$66	$133

Impact of Derivative Instruments on the Statements of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow and fair value hedges are reflected in current period results of operations.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges or fair value hedges and trading activity on the Company's statement of operations. The effect of commodity hedges is included within operating revenues and cost of operations and the effect of interest rate hedges is included in interest expense.

(In millions)	Three months ended March 31,
Unrealized mark-to-market results	2020	2019
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$9	$19
Reversal of acquired loss/(gain) positions related to economic hedges	1	(2)
Net unrealized gains on open positions related to economic hedges	34	3
Total unrealized mark-to-market gains for economic hedging activities	44	20
Reversal of previously recognized unrealized (gains) on settled positions related to trading activity	(2)	(6)
Net unrealized gains on open positions related to trading activity	13	13
Total unrealized mark-to-market gains for trading activity	11	7
Total unrealized gains	$55	$27

	Three months ended March 31,
(In millions)	2020	2019
Unrealized gains included in operating revenues	$7	$27
Unrealized gains included in cost of operations	48	—
Total impact to statement of operations — energy commodities	$55	$27
Total impact to statement of operations — interest rate contracts	$—	$(9)

The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the three months ended March 31, 2020, the $34 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward power positions due to a decrease in West/Other power prices, as well as an increase in value of ERCOT heat rate positions due to ERCOT heat rate expansion.
For the three months ended March 31, 2019, the $3 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward power positions due to a decrease in power prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of March 31, 2020 was $12 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of March 31, 2020 was $25 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was $1 million as of March 31, 2020.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Impairments
Petra Nova Parish Holdings — During the first quarter of 2020, due to the decline in oil prices, NRG determined that the carrying amount of the Company’s equity method investment exceeded the fair value of the investment and that the decline is considered to be other-than-temporary. In determining the fair value, the Company utilized an income approach to estimate future project cash flows. The Company recorded an impairment loss of $18 million in the Texas segment, which includes the anticipated drawdown of the $12 million letter of credit posted in September 2019 to cover certain project debt reserve requirements.
Note 9 — Long-term Debt
Long-term debt consisted of the following:

(In millions, except rates)	March 31, 2020	December 31, 2019	Interest rate %
Recourse debt:
Senior Notes, due 2026	$1,000	$1,000	7.250
Senior Notes, due 2027	1,230	1,230	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Convertible Senior Notes, due 2048	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2029	500	500	4.450
Revolving Credit Facility(a)	635	83	L+ 1.750
Tax-exempt bonds	466	466	1.300 - 6.000
Subtotal recourse debt	6,560	6,008
Non-recourse debt:
Other	32	34	various
Subtotal all non-recourse debt	32	34
Subtotal long-term debt (including current maturities)	6,592	6,042
Less current maturities	(640)	(88)
Less debt issuance costs	(63)	(65)
Discounts	(82)	(86)
Total long-term debt	$5,807	$5,803
(a) As of March 31, 2020, the Company had drawn under its Revolving Credit Facility using a mix of 1-week LIBOR and 1-month LIBOR + 1.750

Recourse Debt
Revolving Credit Facility
The Company had $635 million and $83 million outstanding under its Revolving Credit Facility as of March 31, 2020 and December 31, 2019, respectively. Due to market conditions, primarily as a result of COVID-19, the Company drew upon the facility in the first quarter of 2020 as a precaution and to proportionally increase cash on hand. As of May 7, 2020, the Company had $250 million outstanding under its Revolving Credit Facility.
Tax-Exempt Bonds
On March 11, 2020, NRG issued $59 million in aggregate principal amount of NRG Dunkirk 2020 1.30% tax-exempt refinancing bonds due 2042 ("the Bonds"). The Bonds are guaranteed on a first-priority basis by each of NRG’s current and future subsidiaries that guarantee indebtedness under its credit agreement. The Bonds are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under NRG’s credit agreement, which consists of a substantial portion of the property and assets owned by NRG and the guarantors. The collateral securing the Bonds will, at the request of NRG, be released if NRG satisfies certain conditions, including receipt of an investment grade rating on its senior, unsecured debt securities from two out of the three rating agencies, subject to reversion if those rating agencies withdraw their investment grade rating of the Bonds or any of NRG’s senior, unsecured debt securities or downgrade such rating below investment grade. The Bonds are subject to mandatory tender and purchase on April 3, 2023 and have a final maturity date of April 1, 2042.

NRG used the net proceeds from the offering to redeem the existing principal amount of outstanding Dunkirk Power LLC 5.875% tax exempt bonds due 2042.
Non-Recourse Debt
Cottonwood - Letters of Credit
On January 4, 2019, the Company entered into an $80 million credit agreement to issue letters of credit, which is currently supporting the Cottonwood facility lease. Annual fees of 1.33% on the facility are paid quarterly in advance. As of March 31, 2020, the full $80 million was issued.
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
PG&E Bankruptcy — Agua Caliente and two of the three Ivanpah units are party to PPAs with PG&E. Both projects have project financing with the U.S. DOE. On January 29, 2019, PG&E Corp. and primary operating subsidiary utility PG&E filed for Chapter 11 relief in the United States Bankruptcy Court for the Northern District of California (the "California Bankruptcy Court"). As a result of the bankruptcy filing, Agua Caliente and the two Ivanpah units have issued notices of events of default under their respective loan agreements. The Ivanpah project signed a forbearance agreement with the U.S. DOE on October 25, 2019. The Company's subsidiaries are working with their partners on the projects and the loan counterparties.
On September 9, 2019, PG&E filed a plan of reorganization that would assume all power purchase agreements, including those held by Agua Caliente and the two Ivanpah units. There are many conditions that must be satisfied before the PG&E plan and assumption of the power purchase agreements can become effective, including, but not limited to, formal approvals by various classes of creditors, the California Bankruptcy Court, and the CPUC. A hearing before the California Bankruptcy Court to consider whether the PG&E plan will be approved and confirmed is currently expected to occur on May 29, 2020.
NRG's maximum exposure to loss is limited to its equity investment, which was $213 million for Agua Caliente and $6 million for Ivanpah as of March 31, 2020.
Variable Interest Entities that are not consolidated
Through its consolidated subsidiary, NRG Solar Ivanpah LLC, NRG owns a 54.5% interest in Ivanpah Master Holdings LLC, the owner of the Ivanpah projects. NRG considers this investment a VIE under ASC 810 and NRG is not considered the primary beneficiary. The Company accounts for its interest under the equity method of accounting.
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest in certain entities that have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies, to the Company's 2019 Form 10-K. During the first quarter of 2020, the Company repurchased its partners' equity interest in one of the partnerships. As the Company retains control of its interest, the repurchase was recorded to equity.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Current assets	$1	$3
Net property, plant and equipment	—	71
Other long-term assets	26	27
Total assets	27	101
Current liabilities	4	4
Long-term debt	24	24
Other long-term liabilities	4	8
Total liabilities	32	36
Redeemable noncontrolling interest	—	20
Net assets less noncontrolling interest	$(5)	$45

Note 11 — Changes in Capital Structure
As of March 31, 2020 and December 31, 2019, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2019	421,890,790	(172,894,601)	248,996,189
Shares issued under LTIPs	1,089,103	—	1,089,103
Shares repurchased	—	(4,461,438)	(4,461,438)
Balance as of March 31, 2020	422,979,893	(177,356,039)	245,623,854
Shares issued under LTIPs	1,096	—	1,096
Shares issued under ESPP	—	63,455	63,455
Shares repurchased	—	(1,601,345)	(1,601,345)
Balance as of May 7, 2020	422,980,989	(178,893,929)	244,087,060

Share Repurchases
The Company adopted in the fourth quarter of 2019 a long-term capital allocation policy that targets allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend discussed below, supplemented by share repurchases. The following repurchases have been made during the three months ended March 31, 2020 and through May 7, 2020:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2020 repurchases:
Repurchases	4,461,438		$150
Equivalent shares purchased in lieu of tax withholdings on equity compensation issuances(a)	710,063		27
Total Share Repurchases during the three months ended March 31, 2020	5,171,501	$34.20	177
Repurchases made subsequent to March 31, 2020	1,601,345		$47
Total Share Repurchases January 1, 2020 through May 7, 2020	6,772,846	$33.05	$224
(a) NRG elected to pay cash for tax withholding on equity awards instead of issuing actual shares to management. The average price per equivalent shares withheld was $38.24
Employee Stock Purchase Plan
In March 2019, the Company reopened participation in the ESPP, which allows eligible employees to elect to withhold between 1% and 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 95% of its market value on the offering date or 95% of the fair market value on the exercise date. An offering date will occur each April 1 and October 1. An exercise date will occur each September 30 and March 31. In April 2020, 63,455 shares of common stock were issued to employee accounts from treasury stock for the offering period of October 1, 2019 to March 31, 2020.
NRG Common Stock Dividends
Beginning in the first quarter of 2020, NRG increased the annual dividend to $1.20 from $0.12 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.30 per share was paid on the Company's common stock during the three months ended March 31, 2020. On April 15, 2020, NRG declared a quarterly dividend on the Company's common stock of $0.30 per share, payable May 15, 2020 to stockholders of record as of May 1, 2020.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Note 12 — Earnings Per Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted income per share is computed in a manner consistent with that of basic income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The outstanding non-qualified stock options, non-vested restricted stock units, market stock units, and relative performance stock units are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method. The 2048 Convertible Senior Notes are convertible, under certain circumstances, into the Company’s common stock, cash or combination thereof (at NRG's option). There is no dilutive effect for the 2048 Convertible Senior Notes due to the Company’s expectation to settle the liability in cash.
The reconciliation of NRG's basic and diluted income per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2020	2019
Basic income per share:
Net income available to common shareholders	$121	$482
Weighted average number of common shares outstanding - basic	248	278
Income per weighted average common share — basic	$0.49	$1.73

Diluted income per share:
Net income available to common shareholders	$121	$482
Weighted average number of common shares outstanding - basic	248	278
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	2
Weighted average number of common shares outstanding - dilutive	249	280
Income per weighted average common share — diluted	$0.49	$1.72

As of March 31, 2020 and 2019 outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share were not significant.

Note 13 — Segment Reporting
As part of perfecting the integrated model, in which the majority of the Company’s generation serves its retail customers, the Company began managing its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus in 2020. As a result, the Company changed its business segments from Retail and Generation to Texas, East and West/Other beginning in the first quarter of 2020, as further described in Note 1, Nature of Business. The Company's updated segment structure reflects how management currently makes financial decisions and allocates resources The financial information for the three months ended March 31, 2019 was recast to reflect the current segment structure.
In February 2019, as described in Note 4, Discontinued Operations and Dispositions, the Company completed the sales of the South Central Portfolio and Carlsbad. The financial information for the three months ended March 31, 2019 presented below reflects the presentation of these entities as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and allocation of capital, as well as net income/(loss).

	Three months ended March 31, 2020
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$1,358	$539	$125	$—	$(3)	$2,019
Depreciation and amortization	59	33	8	9	—	109
Reorganization costs	1	—	—	2	—	3
Gain on sale of assets	—	—	1	5	—	6
Equity in losses of unconsolidated affiliates	—	—	(11)	—	—	(11)
Income/(loss) from continuing operations before income taxes	162	24	41	(82)	(1)	144
Net income/(loss)	$162	$24	$41	$(105)	$(1)	$121

	Three months ended March 31, 2019
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$1,466	$609	$93	$(1)	$(2)	$2,165
Depreciation and amortization	40	26	11	8	—	85
Reorganization costs	1	—	—	12	—	13
Gain on sale of assets	—	1	—	—	—	1
Equity in losses of unconsolidated affiliates	(3)	—	(18)	—	—	(21)
Income/(loss) from continuing operations before income taxes	150	99	(23)	(127)	(1)	98
Income/(loss) from continuing operations	150	99	(23)	(131)	(1)	94
Income from discontinued operations, net of tax	—	—	—	388	—	388
Net income/(loss)	$150	$99	$(23)	$257	$(1)	$482
Note 14 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions, except rates)	2020	2019
Income from continuing operations before income taxes	$144	$98
Income tax expense from continuing operations	23	4
Effective income tax rate	16.0%	4.1%
For the three months ended March 31, 2020, the effective tax rate was lower than the statutory rate of 21%, primarily due to an excess tax benefit related to share-based compensation, partially offset by state tax expense. For the three months ended March 31, 2019, the effective tax rate was lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by state tax expense.
On March 27, 2020, the Senate passed the CARES Act to provide emergency relief related to the COVID-19 pandemic. The CARES Act contains federal income tax provisions which, among other things: (i) increases the amount of interest expense that businesses are allowed to deduct by increasing the adjusted taxable income limitation from 30% to 50% for tax years that begin in 2019 and 2020; (ii) permits businesses to carry back to each of the five tax years NOLs arising from tax years beginning after December 31, 2017 and before January 1, 2020; and (iii) temporarily removes the 80% limitation on NOLs until tax years beginning after 2020. NRG does not expect the CARES Act provisions to have a material impact on the tax positions of the Company.
Uncertain Tax Benefits
As of March 31, 2020, NRG had a non-current tax liability of $16 million for uncertain tax benefits from positions taken on various state income tax returns and accrued interest. For the three months ended March 31, 2020, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of March 31, 2020, NRG had cumulative interest and penalties related to these uncertain tax benefits of $2 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.

NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. With few exceptions, state and local income tax examinations are no longer open for years prior to 2011.

Note 15 — Related Party Transactions
NRG provides services to some of its equity method investments under operations and maintenance agreements. Fees for the services under these agreements include recovery of NRG's costs of operating the plants. Certain agreements also include fees for administrative service, a base monthly fee, profit margin and/or annual incentive bonus.
The following table summarizes NRG's material related party transactions with third party affiliates:

	Three months ended March 31,
(In millions)	2020	2019
Revenues from Related Parties Included in Operating Revenues
Gladstone	$1	$1
Ivanpah(a)	13	10
Midway-Sunset	1	1
Total	$15	$12
(a) Also includes fees under project management agreements with each project company

Note 16 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparties would have a claim under the first lien program. As of March 31, 2020, all hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
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
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. NRG records accruals for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate accrual for the applicable legal matters, including regulatory and environmental matters as further discussed in Note 17, Regulatory Matters, and Note 18, Environmental Matters. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded accruals and that such difference could be material.
In addition to the legal proceedings noted below, NRG and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect NRG's consolidated financial position, results of operations, or cash flows.
Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against Louisiana Generating, L.L.C., or LaGen, in the United States District Court for the Middle District of Louisiana. The plaintiffs claim breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs seek damages for the alleged improper charges and a declaration as to which charges are proper under the contract. In February 2020, the court dismissed this lawsuit without prejudice for lack of subject matter jurisdiction. A motion to reconsider the judgement is pending with the District Court. This matter has been appealed to the United States Court of Appeals for the Fifth Circuit. On February 4, 2019, NRG sold the South Central Portfolio, including the entities subject to this litigation. However, NRG has agreed to indemnify the purchaser for certain losses suffered in connection therewith.
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
NRG operates in a highly regulated industry and is subject to regulation by various federal and state agencies. As such, NRG is affected by regulatory developments at both the federal and state levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures, and protocols of the various ISO and RTO markets in which NRG participates. These power markets are subject to ongoing legislative and regulatory changes that may impact NRG's businesses.
In addition to the regulatory proceedings noted below, NRG and its subsidiaries are parties to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect NRG's consolidated financial position, results of operations, or cash flows.
California Station Power — As the result of unfavorable final and non-appealable litigation, the Company accrued a liability associated with consumption of station power at the Company's Encina power plant facility in California after August 30, 2010. The Company has established an appropriate accrual pending potential regulatory action by San Diego Gas & Electric regarding the Company's Encina facility.
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
Air
On July 8, 2019, EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. Numerous parties have challenged the ACE rule in the D.C. Circuit and numerous parties have filed petitions for reconsideration with the EPA.
Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking. On April 12, 2019, the United States Court of Appeals for the Fifth Circuit addressed challenges to the rule brought by several environmental groups related to legacy wastewaters and coal ash leachate and remanded portions of the rule to the EPA. On November 22, 2019, the EPA proposed amending the 2015 ELG rule by: (x) decreasing the stringency of the selenium limit (but increasing the stringency of the nitrate and mercury limits) for FGD wastewater; (y) relaxing the zero-discharge requirement for bottom ash transport water; and (z) changing several deadlines. The Company has eliminated its estimate of the environmental capital expenditures that would have been required to comply with permits incorporation the revised guidelines. The Company will revisit these estimates after the rule is revised.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. On December 2, 2019, the EPA released for comment "Closure Part A Proposal" to revise the CCR Rule to address the D.C. Circuit's 2018 decision regarding the adequacy of clay-lined impoundments, obligations to close all unlined impoundments and related deadlines. On February 20, 2020, the EPA proposed the framework for developing and implementing a federal permit program for states that are not approved to administer the CCR rule. On March 3, 2020, the EPA proposed for comment "A Holistic Approach to Closure Part B," which proposes procedures for obtaining approval to operate existing impoundments with alternative liners. We anticipate that the EPA will promulgate new regulations to address these and other issues as it reconsiders other aspects of the existing rule. The Company will determine estimates of the cost of compliance after the rule is revised.

Note 19 — Condensed Consolidating Financial Information
As of March 31, 2020, the Company had outstanding $4.4 billion of Senior Notes due from 2026 to 2048 and outstanding $1.1 billion of Senior Secured First Lien Notes due from 2024 to 2029, as shown in Note 9, Long-term Debt. These Senior Notes and Senior Secured First Lien Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.

Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes and the Senior Secured First Lien Notes as of March 31, 2020:

Ace Energy, Inc.	NRG Distributed Generation PR LLC	Reliant Energy Power Supply, LLC
Allied Home Warranty GP LLC	NRG Dunkirk Operations Inc.	Reliant Energy Retail Holdings, LLC
Allied Warranty LLC	NRG ECOKAP Holdings LLC	Reliant Energy Retail Services, LLC
Arthur Kill Power LLC	NRG El Segundo Operations Inc.	RERH Holdings, LLC
Astoria Gas Turbine Power LLC	NRG Energy Labor Services LLC	Saguaro Power LLC
BidURenergy, Inc.	NRG Energy Services Group LLC	SGE Energy Sourcing, LLC
Cabrillo Power I LLC	NRG Energy Services LLC	SGE Texas Holdco, LLC
Cabrillo Power II LLC	NRG Generation Holdings Inc.	Somerset Operations Inc.
Carbon Management Solutions LLC	NRG Greenco LLC	Somerset Power LLC
Cirro Energy Services, Inc.	NRG Home & Business Solutions LLC	Stream Energy Columbia, LLC
Cirro Group, Inc.	NRG Home Services LLC	Stream Energy Delaware, LLC
Connecticut Jet Power LLC	NRG Home Solutions LLC	Stream Energy Illinois, LLC
Devon Power LLC	NRG Home Solutions Product LLC	Stream Energy Maryland, LLC
Dunkirk Power LLC	NRG Homer City Services LLC	Stream Energy New Jersey, LLC
Eastern Sierra Energy Company LLC	NRG HQ DG LLC	Stream Energy New York, LLC
El Segundo Power II LLC	NRG Huntley Operations Inc.	Stream Energy Pennsylvania, LLC
El Segundo Power, LLC	NRG Identity Protect LLC	Stream Georgia Gas SPE, LLC
Energy Alternatives Wholesale, LLC	NRG Ilion Limited Partnership	Stream Ohio Gas & Electric, LLC
Energy Choice Solutions LLC	NRG Ilion LP LLC	Stream SPE GP, LLC
Energy Plus Holdings LLC	NRG International LLC	Stream SPE, Ltd.
Energy Plus Natural Gas LLC	NRG Maintenance Services LLC	Texas Genco GP, LLC
Energy Protection Insurance Company	NRG Mextrans Inc.	Texas Genco Holdings, Inc.
Everything Energy LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco LP, LLC
Forward Home Security, LLC	NRG Middletown Operations Inc.	Texas Genco Services, LP
GCP Funding Company, LLC	NRG Montville Operations Inc.	US Retailers LLC
Green Mountain Energy Company	NRG North Central Operations Inc.	Vienna Operations Inc.
Gregory Partners, LLC	NRG Northeast Affiliate Services Inc.	Vienna Power LLC
Gregory Power Partners LLC	NRG Norwalk Harbor Operations Inc.	WCP (Generation) Holdings LLC
Huntley Power LLC	NRG Operating Services, Inc.	West Coast Power LLC
Independence Energy Alliance LLC	NRG Oswego Harbor Power Operations Inc.	XOOM Alberta Holdings, LLC
Independence Energy Group LLC	NRG PacGen Inc.	XOOM British Columbia Holdings, LLC
Independence Energy Natural Gas LLC	NRG Portable Power LLC	XOOM Energy California, LLC
Indian River Operations Inc.	NRG Power Marketing LLC	XOOM Energy Connecticut, LLC
Indian River Power LLC	NRG Reliability Solutions LLC	XOOM Energy Delaware, LLC
Meriden Gas Turbines LLC	NRG Renter's Protection LLC	XOOM Energy Georgia, LLC
Middletown Power LLC	NRG Retail LLC	XOOM Energy Global Holdings, LLC
Montville Power LLC	NRG Retail Northeast LLC	XOOM Energy Illinois LLC
NEO Corporation	NRG Rockford Acquisition LLC	XOOM Energy Indiana, LLC
New Genco GP, LLC	NRG Saguaro Operations Inc.	XOOM Energy Kentucky, LLC
Norwalk Power LLC	NRG Security LLC	XOOM Energy Maine, LLC
NRG Advisory Services LLC	NRG Services Corporation	XOOM Energy Maryland, LLC
NRG Affiliate Services Inc.	NRG SimplySmart Solutions LLC	XOOM Energy Massachusetts, LLC
NRG Arthur Kill Operations Inc.	NRG South Central Affiliate Services Inc.	XOOM Energy Michigan, LLC
NRG Astoria Gas Turbine Operations Inc.	NRG South Central Operations Inc.	XOOM Energy New Hampshire, LLC
NRG Business Services LLC	NRG South Texas LP	XOOM Energy New Jersey, LLC
NRG Cabrillo Power Operations Inc.	NRG Texas Gregory LLC	XOOM Energy New York, LLC
NRG California Peaker Operations LLC	NRG Texas Holding Inc.	XOOM Energy Ohio, LLC
NRG Cedar Bayou Development Company, LLC	NRG Texas LLC	XOOM Energy Pennsylvania, LLC
NRG Connected Home LLC	NRG Texas Power LLC	XOOM Energy Rhode Island, LLC
NRG Connecticut Affiliate Services Inc.	NRG Warranty Services LLC	XOOM Energy Texas, LLC
NRG Construction LLC	NRG West Coast LLC	XOOM Energy Virginia, LLC
NRG Curtailment Solutions, Inc.	NRG Western Affiliate Services Inc.	XOOM Energy Washington D.C., LLC
NRG Development Company Inc.	O'Brien Cogeneration, Inc. II	XOOM Energy, LLC
NRG Devon Operations Inc.	Oswego Harbor Power LLC	XOOM Ontario Holdings, LLC
NRG Dispatch Services LLC	Reliant Energy Northeast LLC	XOOM Solar, LLC
NRG Distributed Energy Resources Holdings LLC

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$1,778	$252	$—	$(11)	$2,019
Operating Costs and Expenses
Cost of operations	1,290	202	(24)	(11)	1,457
Depreciation and amortization	80	19	10	—	109
Selling, general and administrative	140	5	64	—	209
Reorganization costs	—	—	3	—	3
Development costs	—	—	3	—	3
Total operating costs and expenses	1,510	226	56	(11)	1,781
Gain on sale of assets	—	1	5	—	6
Operating Income/(Loss)	268	27	(51)	—	244
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	3	—	262	(265)	—
Equity in losses of unconsolidated affiliates	—	(11)	—	—	(11)
Impairment losses on investments	—	(18)	—	—	(18)
Other income/(loss), net	3	(1)	25	—	27
Interest expense	(5)	(1)	(92)	—	(98)
Total other income/(expense)	1	(31)	195	(265)	(100)
Income/(Loss) from Continuing Operations Before Income Taxes	269	(4)	144	(265)	144
Income tax expense	—	—	23	—	23
Net Income/(Loss)	$269	$(4)	$121	$(265)	$121
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended March 31, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Net Income/(Loss)	$269	$(4)	$121	$(265)	$121
Other Comprehensive Loss
Foreign currency translation adjustments, net	(15)	(15)	(15)	30	(15)
Defined benefit plans, net	2	—	—	(2)	—
Other comprehensive loss	(13)	(15)	(15)	28	(15)
Comprehensive Income/(Loss)	$256	$(19)	$106	$(237)	$106
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$19	$740	$—	$759
Funds deposited by counterparties	51	—	—	—	51
Restricted cash	7	—	1	—	8
Accounts receivable, net	1,684	137	533	(1,439)	915
Inventory	287	85	—	—	372
Derivative instruments	882	35	—	(33)	884
Cash collateral paid in support of energy risk management activities	197	3	—	—	200
Prepayments and other current assets	222	8	60	—	290
Total current assets	3,330	287	1,334	(1,472)	3,479
Property, plant and equipment, net	1,372	1,046	155	—	2,573
Other Assets
Investment in subsidiaries	158	—	5,122	(5,280)	—
Equity investments in affiliates	—	350	—	—	350
Operating lease right-of-use assets, net	79	251	116	—	446
Goodwill	400	179	—	—	579
Intangible assets, net	729	40	—	—	769
Nuclear decommissioning trust fund	702	—	—	—	702
Derivative instruments	434	13	—	(13)	434
Deferred income taxes	435	(32)	2,862	—	3,265
Other non-current assets	163	27	35	—	225
Total other assets	3,100	828	8,135	(5,293)	6,770
Total Assets	$7,802	$2,161	$9,624	$(6,765)	$12,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1	$4	$635	$—	$640
Current portion of operating lease liabilities	20	31	20	—	71
Accounts payable	1,016	125	1,006	(1,439)	708
Derivative instruments	852	13	—	(33)	832
Cash collateral received in support of energy risk management activities	51	—	—	—	51
Accrued expenses and other current liabilities	259	31	260	—	550
Total current liabilities	2,199	204	1,921	(1,472)	2,852
Other Liabilities
Long-term debt	248	24	5,535	—	5,807
Non-current operating lease liabilities	64	295	114	—	473
Nuclear decommissioning reserve	303	—	—	—	303
Nuclear decommissioning trust liability	390	—	—	—	390
Derivative instruments	382	1	—	(13)	370
Deferred income taxes	—	15	—	—	15
Other non-current liabilities	438	120	518	—	1,076
Total other liabilities	1,825	455	6,167	(13)	8,434
Total Liabilities	4,024	659	8,088	(1,485)	11,286
Stockholders’ Equity	3,778	1,502	1,536	(5,280)	1,536
Total Liabilities and Stockholders’ Equity	$7,802	$2,161	$9,624	$(6,765)	$12,822
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Cash Flows from Operating Activities
Net income/(loss)	$269	$(4)	$121	$(265)	$121
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Distributions from and equity in earnings/(losses) of unconsolidated affiliates and consolidated subsidiaries	(3)	16	(262)	265	16
Depreciation and amortization	80	20	9	—	109
Accretion of asset retirement obligations	4	7	—	—	11
Provision for credit losses	24	—	—	—	24
Amortization of nuclear fuel	13	—	—	—	13
Amortization of financing costs and debt discount/premiums	—	—	6	—	6
Loss on debt extinguishment, net	—	—	1	—	1
Amortization of emission allowances and energy credits	2	5	—	—	7
Amortization of unearned equity compensation	—	—	5	—	5
Net gain on sale of assets and disposal of assets	(8)	(1)	(5)	—	(14)
Impairment losses	—	18	—	—	18
Changes in derivative instruments	(46)	—	—	—	(46)
Changes in deferred income taxes and liability for uncertain tax benefits	(14)	11	22	—	19
Changes in collateral deposits in support of energy risk management activities	4	5	—	—	9
Changes in nuclear decommissioning trust liability	8	—	—	—	8
Changes in other working capital	(130)	(14)	45	—	(99)
Net Cash Provided/(Used) by Operating Activities	203	63	(58)	—	208
Cash Flows from Investing Activities
Intercompany dividends	—	—	757	(757)	—
Capital expenditures	(50)	(6)	(10)	—	(66)
Net purchases of emission allowances	(8)	—	—	—	(8)
Investments in nuclear decommissioning trust fund securities	(121)	—	—	—	(121)
Proceeds from the sale of nuclear decommissioning trust fund securities	112	—	—	—	112
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	10	—	5		15
Net Cash (Used)/Provided by Investing Activities	(57)	(6)	752	(757)	(68)
Cash Flows from Financing Activities
Intercompany dividends and transfers	(63)	(56)	(638)	757	—
Payments of dividends to common stockholders	—	—	(74)	—	(74)
Payments for share repurchase activity	—	—	(179)	—	(179)
Purchase of and distributions to noncontrolling interests from subsidiaries	—	(2)	—	—	(2)
Proceeds from issuance of long-term debt	—	—	59	—	59
Repayments of long-term debt	(59)	(1)	—	—	(60)
Net proceeds from Revolving Credit Facility	—	—	552	—	552
Other	(3)	—	—	—	(3)
Net Cash (Used)/Provided by Financing Activities	(125)	(59)	(280)	757	293
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	21	(2)	414	—	433
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	37	21	327	—	385
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$58	$19	$741	$—	$818
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$1,769	$395	$—	$1	$2,165
Operating Costs and Expenses
Cost of operations	1,358	283	9	1	1,651
Depreciation and amortization	54	23	8	—	85
Selling, general and administrative	122	16	56	—	194
Reorganization costs	—	—	13	—	13
Development costs	—	—	2	—	2
Total operating costs and expenses	1,534	322	88	1	1,945
Gain on sale of assets	1	—	—	—	1
Operating Income/(Loss)	236	73	(88)	—	221
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	10	—	299	(309)	—
Equity in losses of unconsolidated affiliates	—	(21)	—	—	(21)
Other income, net	4	1	7	—	12
Interest expense	(4)	(4)	(106)	—	(114)
Total other income/(expense)	10	(24)	200	(309)	(123)
Income from Continuing Operations Before Income Taxes	246	49	112	(309)	98
Income tax expense	—	—	4	—	4
Income from Continuing Operations	246	49	108	(309)	94
Income from discontinued operations, net of income tax	9	5	374	—	388
Net Income	$255	$54	$482	$(309)	$482
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Net Income	$255	$54	$482	$(309)	$482
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments, net	1	1	1	(2)	1
Defined benefit plans, net	—	—	(3)	—	(3)
Other comprehensive income/(loss)	1	1	(2)	(2)	(2)
Comprehensive Income	$256	$55	$480	$(311)	$480
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$20	$325	$—	$345
Funds deposited by counterparties	32	—	—	—	32
Restricted cash	5	1	2	—	8
Accounts receivable, net	1,293	239	233	(740)	1,025
Inventory	272	111	—	—	383
Derivative instruments	856	45	—	(41)	860
Cash collateral paid in support of energy risk management activities	182	8	—	—	190
Prepayments and other current assets	170	8	67	—	245
Total current assets	2,810	432	627	(781)	3,088
Property, plant and equipment, net	1,483	952	158	—	2,593
Other Assets
Investment in subsidiaries	710	—	4,785	(5,495)	—
Equity investments in affiliates	—	388	—	—	388
Operating lease right-of-use assets, net	81	261	122	—	464
Goodwill	359	220	—	—	579
Intangible assets, net	375	414	—	—	789
Nuclear decommissioning trust fund	794	—	—	—	794
Derivative instruments	308	15	—	(13)	310
Deferred income taxes	421	(19)	2,884	—	3,286
Other non-current assets	145	30	65	—	240
Total other assets	3,193	1,309	7,856	(5,508)	6,850
Total Assets	$7,486	$2,693	$8,641	$(6,289)	$12,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$5	$83	$—	$88
Current portion of operating lease liabilities	20	32	21	—	73
Accounts payable	918	141	403	(740)	722
Derivative instruments	797	25	—	(41)	781
Cash collateral received in support of energy risk management activities	32	—	—	—	32
Accrued expenses and other current liabilities	280	44	339	—	663
Total current liabilities	2,047	247	846	(781)	2,359
Other Liabilities
Long-term debt	302	28	5,473	—	5,803
Non-current operating lease liabilities	64	301	118	—	483
Nuclear decommissioning reserve	298	—	—	—	298
Nuclear decommissioning trust liability	487	—	—	—	487
Derivative instruments	334	1	—	(13)	322
Deferred income taxes	—	17	—	—	17
Other non-current liabilities	399	153	532	—	1,084
Total other liabilities	1,884	500	6,123	(13)	8,494
Total Liabilities	3,931	747	6,969	(794)	10,853
Redeemable noncontrolling interest in subsidiaries	—	20	—	—	20
Stockholders’ Equity	3,555	1,926	1,672	(5,495)	1,658
Total Liabilities and Stockholders’ Equity	$7,486	$2,693	$8,641	$(6,289)	$12,531
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Cash Flows from Operating Activities
Net income	$255	$54	$482	$(309)	$482
Income from discontinued operations	9	5	374	—	388
Income from continuing operations	246	49	108	(309)	94
Adjustments to reconcile net income to cash provided by operating activities:
Distributions from and equity in earnings/(losses) of unconsolidated affiliates and consolidated subsidiaries	(10)	21	(299)	309	21
Depreciation and amortization	54	23	8	—	85
Accretion of asset retirement obligations	5	2	—	—	7
Provision for credit losses	23	3	—	—	26
Amortization of nuclear fuel	13	—	—	—	13
Amortization of financing costs and debt discount/premiums	—	—	7	—	7
Amortization of emission allowances and energy credits	6	—	—	—	6
Amortization of unearned equity compensation	—	—	4	—	4
Net loss on sale of assets and disposal of assets	—	—	3	—	3
Changes in derivative instruments	(29)	5	9	—	(15)
Changes in deferred income taxes and liability for uncertain tax benefits	—	1	(3)	—	(2)
Changes in collateral deposits in support of energy risk management activities	(114)	(9)	—	—	(123)
Changes in nuclear decommissioning trust liability	9	—	—	—	9
Changes in other working capital	(211)	(137)	114	—	(234)
Cash used by continuing operations	(8)	(42)	(49)	—	(99)
Cash provided/(used) by discontinued operations	17	(9)	—	—	8
Net Cash Provided/(Used) by Operating Activities	9	(51)	(49)	—	(91)
Cash Flows from Investing Activities
Intercompany dividends	—	—	311	(311)	—
Payments for acquisitions of businesses	(16)	—	—	—	(16)
Capital expenditures	(36)	(6)	(7)	—	(49)
Investments in nuclear decommissioning trust fund securities	(122)	—	—	—	(122)
Proceeds from the sale of nuclear decommissioning trust fund securities	113	—	—	—	113
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1	404	908	—	1,313
Net distributions from investments in unconsolidated affiliates	—	4	—	—	4
Contributions to discontinued operations	—	(44)	—	—	(44)
Other	—	—	(1)	—	(1)
Cash (used)/provided by continuing operations	(60)	358	1,211	(311)	1,198
Cash used by discontinued operations	—	(2)	—	—	(2)
Net Cash (Used)/Provided by Investing Activities	(60)	356	1,211	(311)	1,196
Cash Flows from Financing Activities
Intercompany dividends and transfers	(4)	(290)	(17)	311	—
Payment of dividends to common stockholders	—	—	(8)	—	(8)
Payments for share repurchase activity	—	—	(783)	—	(783)
Net distributions to noncontrolling interests from subsidiaries	—	(1)	—	—	(1)
Proceeds from issuance of common stock	—	—	2	—	2
Payments for long-term debt	—	(33)	(4)	—	(37)
Cash used by continuing operations	(4)	(324)	(810)	311	(827)
Cash provided by discontinued operations	—	43	—	—	43
Net Cash Used by Financing Activities	(4)	(281)	(810)	311	(784)
Change in cash from discontinued operations	17	32	—	—	49
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(72)	(8)	352	—	272
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	95	38	480	—	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$23	$30	$832	$—	$885
(a)All significant intercompany transactions have been eliminated in consolidation

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which presents the results of operations for the three months ended March 31, 2020 and 2019. Also refer to NRG's 2019 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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
The Company determined in prior years that the following businesses were discontinued operations and recast prior periods to present their results in the corporate segment:
•South Central Portfolio
•NRG Yield, Inc. and its Renewables Platform
•Carlsbad
•GenOn

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is an integrated power company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to customers by producing and selling electricity and related products and services in major competitive power markets in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG is a customer-driven business focused on perfecting the integrated model by balancing retail load with generation supply within its deregulated markets. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names NRG, Reliant, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation as of March 31, 2020. NRG was incorporated as a Delaware corporation on May 29, 1992.
As part of perfecting the integrated model, in which the majority of the Company’s generation serves its retail customers, the Company began managing its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus in 2020. As a result, the Company changed its business segments from Retail and Generation to Texas, East and West/Other beginning in the first quarter of 2020. The Company's updated segment structure reflects how management currently makes financial decisions and allocates resources.

The following table summarizes NRG's generation portfolio in MW as of March 31, 2020 by operating segment:

Generation Type	Texas	East	West/Other (a)(b)	Total
Natural gas	4,759	2,686	2,308	9,753
Coal	4,174	3,140	605	7,919
Oil	—	3,600	—	3,600
Nuclear	1,126	—	—	1,126
Utility Scale Solar	—	—	321	321
Battery Storage & Distributed Solar	2	—	60	62
Total generation capacity (c)	10,061	9,426	3,294	22,781
(a) Includes 1,153 MW for the Cottonwood facility that was sold to Cleco on February 4, 2019, which the company is leasing until 2025
(b) The Distributed Solar figure in West/Other includes the aggregate production capacity of installed and activated residential solar energy systems
(c) All Utility Scale Solar and Distributed Solar facilities are described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units

COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Electricity has been deemed a ‘critical and essential business operation’ under various state and federal governmental COVID-19 mandates. NRG remains focused on protecting the health and well-being of its employees, while supporting its customers and the communities in which it operates and assuring the continuity of its operations. In addition, on April 1, 2020, NRG committed $2 million to COVID-19 relief efforts, including funding for urgently needed safety equipment supporting first responders, as well as funds that aid local communities and teachers. The Company also allocated additional funding to the NRG Employee Relief Fund to assist employees adversely impacted by natural disasters and other extraordinary events.
NRG activated its Crisis Management Team ("CMT") in January 2020, which proactively began managing the Company's response to the impacts of COVID-19. The CMT implemented the business continuity plans for the Company and has taken a variety of measures to ensure the ongoing availability of the Company’s services, while maintaining the Company's commitment to its core values of health and safety. Pursuant to the Company’s Infectious Disease & Pandemic Policy, NRG implemented restrictions on business travel and face-to-face sales channels, instituted remote work practices and enhanced cleaning and hygiene protocols in all of its facilities. In order to effectively serve the Company’s customers, select essential employees and contractors are continuing to report to plant and certain office locations. The Company is also requiring pre-entry screening, including temperature checks, separation of work crews, additional personal protective equipment for employees and contractors when social distancing cannot be maintained, and a ban on all non-essential visitors. As a result of these business continuity measures, the Company has not experienced any material disruptions in its ability to continue its business operations to date.
In order to support our employees, the Company also established a communication protocol in January 2020, including a central information hub on its intranet, made telehealth services available, and activated its Emergency Relief Fund for financially-impacted employees.
NRG believes it has sufficient liquidity on hand to continue business operations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,950 million as of March 31, 2020, consisting of cash on hand and a revolving credit facility.
While the pandemic may present new risks to the Company’s business, there was not a material adverse impact on the Company’s first quarter 2020 results of operations.
Following the President's declaration of COVID-19 outbreak being a national emergency, the Governors of the majority of states in which we operate issued executive orders that every person should, except where necessary to provide or obtain essential services, minimize social gatherings and minimize in-person contact with people who are not in the same household. The impact of these orders closed schools, restaurants and bars, except in certain cases for takeout, and other non-essential businesses. As a result, there has been a reduction in load within the markets in which we operate and we expect demand uncertainty to continue until the economy recovers.
Specifically, in Texas, the PUCT adopted the COVID-19 Electricity Relief Program (“ERP”), which, among other things, creates an assistance program for eligible residential customers in the competitive retail electric market who are experiencing economic hardship as a result of the pandemic. Consistent with the PUCT orders, NRG is waiving late fees for residential and small commercial customers and offering deferred payment plans to those customers, as well as temporarily suspending disconnect and reconnect fees.
The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. For this reason, NRG cannot reasonably estimate with any degree of certainty the full impact COVID-19, or any resurgence of COVID-19, may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, risk exposure or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, any resurgence of the outbreak and the effectiveness of actions taken to contain, mitigate and treat the disease. See Part II, Item 1A - Risk Factors.

Strategy
NRG's strategy is to maximize stockholder value through the safe production and sale of reliable power to its customers in the markets served by the Company, while positioning the Company to provide innovative solutions to the end-use energy consumer. This strategy is intended to enable the Company to optimize the integrated model to generate stable and predictable cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility.
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
Sustainability is an integral part of NRG's strategy and ties directly to business success, reduced risks and brand value. On September 24, 2019, NRG announced the acceleration of its science-based GHG emissions reduction goals to align with prevailing climate science, limiting warming to a 1.5 degree Celsius scenario. Under its new GHG emissions reduction timeline, NRG is targeting to achieve a 50% reduction by 2025 and net-zero emissions by 2050.

Energy Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2019 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 17, Regulatory Matters, of this Form 10-Q.
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
Illinois Legislature Considers Changes to the Generator Business Model — In Illinois, in addition to legislation to provide more subsidies to nuclear power plants in the state, the Legislature is also considering several bills that may affect NRG’s wholesale and retail revenues, including a bill that would replace the PJM capacity market with a state-run capacity market. Due to the COVID-19 pandemic in 2020, the legislative sessions have been curtailed, and the Illinois General Assembly has primarily been focused on essential bills needed to address the pandemic. NRG continues to oppose the ongoing legislative effort and supports a competitive clean energy market design that would competitively reduce greenhouse gas emission through the procurement of clean energy resources without sacrificing the consumer benefits of the competitive PJM market design.
Regional Regulatory Developments
NRG is affected by rule and tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Note 17, Regulatory Matters, to the Condensed Consolidated Financial Statements.
East/West
PJM
Capacity Market Reforms Filing — On December 19, 2019, FERC issued an order on the pending proposals to reform the PJM market to mitigate subsidized resources in the capacity market. FERC directed PJM to apply the Minimum Offer Price Rule, or MOPR, to new and existing resources receiving state subsidies and subject them to default offer floor prices in their capacity bids. The Order provided for various category specific exemptions to the MOPR, as well as a unit specific exemption, which permits any resource that can justify an offer lower than the default offer price floor to submit such capacity bids to PJM for review. As part of the December 19, 2019 FERC Order, FERC gave PJM 90 days to make a compliance filing and submit tariff language to reflect the requirements of the Order and directed PJM to include in this filing a timetable for when it proposes to hold the previously postponed Base Residual Auctions for the 2022/2023 and 2023/2024 delivery years. Multiple parties filed for rehearing and clarification. FERC ruled on April 16, 2020 to largely uphold its December 2019 Order, after which, multiple parties filed for appeal at various circuit courts. On March 18, 2020, PJM made its compliance filing, which among other things, stated that it would hold its next capacity auction six and a half months after a ruling on the compliance filing. Comments to the compliance filing are extended until May 15, 2020. Pursuant to the April 16, 2020 Order, PJM is required to make an additional compliance filing within 45 days of that Order. Subjecting subsidized resources to default offer floors in the capacity market should protect the market from further price suppression. The impact of these changes on capacity markets outcomes depends on, among other factors, bidding behavior, load forecast changes, new resource entry, and existing resource exit.
New Jersey Board of Public Utilities’ Investigation on Resource Adequacy Alternatives — On March 25, 2020, the NJBPU initiated a proceeding to investigate resource adequacy alternatives for New Jersey. The proceeding is pending. Any actions taken by the NJBPU could affect market prices in PJM.
New England
ISO-NE Inventoried Energy Compensation Proposal — On March 25, 2019, ISO-NE proposed an interim measure to address near-term fuel security concerns. The proposal would provide payment for inventoried energy during winter months. NRG protested, among other things, the payment rate proposed by the ISO for inventoried energy. After ISO-NE supplemented its filings due to a deficiency notice from FERC, NRG filed comments to ISO-NE's response on June 27, 2019. On August 6, 2019, FERC issued a notice stating that due to lack of quorum, ISO-NE's proposal became effective by operation of law. Multiple parties filed for rehearing. Those rehearings were denied. Subsequently, multiple parties filed an appeal of FERC's Order to the Court of Appeals for the D.C. Circuit. On April 14, 2020, FERC filed a motion for a voluntary remand. On April 21, 2020, the Court of Appeals for the D.C. Circuit remanded the case back to FERC. The case is pending. ISO-NE's proposal will affect future capacity market prices and the compensation that fuel secure units receive.
ISO-NE Fuel Security Improvements Proposal — On April 15, 2020, ISO-NE filed a compliance filing proposing improvements to the wholesale market design to address winter fuel security issues as directed by FERC. The outcome of the matter will affect market prices in ISO-NE.
Connecticut Department of Energy and Environmental Protection Integrated Resource Plan Proceeding — In Connecticut's ongoing proceeding related to its Integrated Resource Plan, the Connecticut Department of Energy and Environmental Protection issued a notice of technical meeting and opportunity for public comment on January 8, 2020 seeking comment on two issues: (1) the compatibility of state goals and those of ISO-NE and (2) the possibility of alternative market designs that would be more in line with the state's goals. On January 22, 2020, NRG presented its thoughts and on February 5, 2020, NRG filed comments advocating for competitive markets and proposed its competitive clean energy market design. On February 28, 2020, the Connecticut Departments of Energy and Environmental Protection held a second technical meeting.
New York
New York State Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued an order referred to as the Retail Reset Order. Among other things, the Retail Reset Order placed a price cap on energy supply offers and imposed burdensome new regulations on customers. Various parties have challenged the NYSPSC's authority to regulate prices charged by competitive suppliers. On May 9, 2019 the New York Court of Appeals, the state’s highest tribunal, issued a decision affirming the NYSPSC’s authority to regulate ESCO’s prices as a condition of access to the utilities’

infrastructure. In conjunction with the court challenge, the NYSPSC also noticed an evidentiary proceeding. On December 12, 2019, the NYSPSC issued an order adopting changes to the retail access energy market based on the record in the evidentiary proceeding. The Order limits ESCO offers to three compliant products: guaranteed savings from the utility default rate, a fixed term capped at 5% of the rolling 12-month average utility default rate, or NY-sourced renewable energy that is at least 50% greater than the prevailing NY Renewable Energy Standard for load serving entities. The Order also establishes new ESCO eligibility criteria and certification process, as well as re-certification of current ESCOs. The NYSPSC ordered compliance effective February 10, 2020. On January 13, 2020, multiple parties filed motions for rehearing and a stay of the Order. On March 2, 2020, the NYSPSC issued a notice seeking comments by April 13, 2020 on the petitions for rehearing. On January 17, 2020, NRG filed a request for a 90-day extension of the February 10, 2020 effective date, and, on January 22, 2020, the NYSPSC granted an extension for compliance to May 11, 2020. On March 17, 2020, NRG filed a request for an additional 90-day extension of the effective date of the Order. On April 7, 2020, the NYSPSC granted the extension with a new effective date of August 9, 2020. The limited offerings imposed by the Order, as issued, may negatively impact the Company's retail sales in New York.
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
Independent Power Producers of New York ("IPPNY") Complaint — On January 9, 2017, EPSA requested FERC to promptly direct NYISO to file tariff provisions to address pending market concerns related to out-of-market payments to existing generation in NYISO. On April 5, 2018, EPSA filed a motion for renewed request for expedited action on the MOPR. On February 20, 2020, FERC rejected IPPNY's rehearing request asking FERC to direct NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments be mitigated. FERC found that NYISO complied with the initial order to establish a stakeholder process to consider whether buyer side mitigation measures are needed to address these agreements. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.
New York Buyer Side Mitigation Proceedings — On February 20, 2020, FERC issued multiple orders pertaining to the NYISO capacity market. The orders narrowed certain exemptions to buyer side mitigation measures. Specifically, FERC stated that certain renewable and self-supply resources would be exempt from offer floor mitigation but rejected NYISO’s proposal of a 1,000 MW cap on renewable resources that could qualify for the exemption. FERC ordered NYISO to make a compliance filing narrowly tailoring its cap. On April 7, 2020, NYISO submitted its compliance filing proposing a formula that sets the Renewable Exemption Limit based generally on projected load growth and generator requirements. On April 28, 2020, the generator trade association filed comments seeking clarification related to the Renewable Exemption Limit formula. FERC also rejected a complaint to exempt new electric storage resources. It also rejected a blanket exemption to demand response providers currently subject to mitigation but granted a request for new demand response to receive a blanket exemption from the buyer side mitigation measures. Implementation of buyer side mitigation measures to address price suppression provides more accurate capacity price signals in the competitive market.
Texas
ORDC Reforms — In January 2019, the PUCT directed ERCOT to implement changes to its scarcity pricing structure, known as the ORDC, which is designed to increase the likelihood of scarcity pricing to support existing generation and new investment. The PUCT directed ORDC reforms to be implemented in two phases of gradually increasing magnitude. The first phase became effective on March 1, 2019 and the second phase was put into effect on March 1, 2020. To date, the ORDC reforms have produced a noticeable improvement in scarcity pricing.
Public Utilities Commission of Texas’ Actions Related to COVID-19 — On March 26, 2020, the PUCT adopted the COVID-19 Electricity Relief Program ("ERP") aimed to mitigate the impact of COVID-19 on residential customers in the competitive retail electric market who are experiencing economic hardship as a result of the pandemic. The COVID-19 ERP protects residential customers deemed eligible by the PUCT’s third party administrator from disconnection for nonpayment until July 17, 2020, unless extended by the PUCT. The COVID-19 ERP also establishes an emergency fund to allow Retail Electric Providers ("REPs") to recover a certain amount of credit losses incurred while continuing to serve these customers. REPs may recover from the fund a proxy for a portion of their costs (at a fixed rate of $0.04 per kWh) related to eligible residential customers with an unpaid, past due electric bill subject to a disconnection for non-payment notice. On March 26, 2020, the PUCT issued an order that required REPs to suspend charging residential and small commercial customers late fees as part of the response to the Governor's disaster declaration relating to COVID-19. On April 17, 2020, the PUCT narrowed the scope of the late fees waiver to just residential customers, with a May 15, 2020 end date unless extended by the PUCT.

CAISO
Resource Adequacy Central Procurement Proceeding — On March 26, 2020, a CPUC Administrative Law Judge issued a proposed decision adopting implementation details for the central procurement of multi-year local resource adequacy capacity to begin for the 2023 compliance year for the PG&E and Southern California Edison ("SCE") service areas, under which PG&E and SCE would be the respective central procurement entities. The March 26, 2020 proposed decision declined to adopt a central procurement framework for the San Diego Gas and Electric service area and rejected a proposed settlement filed by various entities including NRG, which included the expansion of multi-year requirements to all categories of resource adequacy (system, flexible and local) and a residual procurement model for the central procurement entity. NRG submitted comments opposing the March 26, 2020 proposed decision on April 15, 2020. The rulemaking remains pending. The ultimate decision in this docket could fundamentally change the resource adequacy market in California.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Federal and state environmental laws historically have become more stringent over time. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the Company's operations. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. The COVID-19 pandemic may prevent us from complying with certain of our environmental requirements, which federal and state regulators have recognized. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
A number of regulations that may affect the Company are under review by the EPA, including ash storage and disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. The Company’s environmental matters are described in the Company’s 2019 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 18, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q and as follows.
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
Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. In July 2019, EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. Texas, Illinois and Delaware have started working on plans to comply with the ACE rule. Numerous parties have challenged the ACE rule in the D.C. Circuit and numerous parties have filed petitions for reconsideration with the EPA.
 Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In September 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. On December 2, 2019, the EPA released for comment "Closure Part A Proposal" to revise the CCR Rule to address the D.C. Circuit's 2018 decision regarding the adequacy of clay-lined impoundments, obligations to close all unlined impoundments and related deadlines. On February 20, 2020, the EPA proposed the framework for developing and implementing a federal permit program for states that are not approved to administer the CCR rule. On March 3, 2020, the EPA proposed for comment "A Holistic Approach to Closure Part B," which proposes procedures for obtaining approval to operate existing impoundments with alternative liners. We anticipate that the EPA will promulgate new regulations to address these issues and others as it reconsiders other aspects of the existing rule. The Company will provide estimates of the cost of compliance after the rule is revised.
Domestic Site Remediation Matters
Under certain federal, state and local environmental laws, a current or previous owner or operator of a facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products. NRG may be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills during its operations. Further discussions of affected NRG sites can be found in Note 16, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
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
Ash Regulation in Illinois — On July 30, 2019, Illinois enacted legislation that will require the state to promulgate regulations regarding coal ash at surface impoundments. On March 30, 2020, the state released its proposed implementing regulations. We expect the state to promulgate the final implementing regulations in March 2021, at which time regulated entities will then prepare and submit permit applications.

Significant Events
The following significant events have occurred during 2020 as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
Share Repurchases
During the three months ended March 31, 2020, the Company completed $177 million of share repurchases at an average price of $34.20 per share, including $27 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuance. Through May 7, 2020, the Company completed an additional $47 million of share repurchases at an average price of $29.33 per share.
Renewable Power Purchase Agreements
During 2019, NRG began execution of its strategy to procure mid to long-term generation through renewable power purchase agreements. As of March 31, 2020, NRG has entered into PPAs totaling approximately 1,600 MWs with third-party project developers and other counterparties. The tenor of these agreements is an average of eleven years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business.
COVID-19
For discussion of COVID-19 related considerations, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary and Liquidity and Capital Resources
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2019 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions, except as otherwise noted)	2020	2019	Change
Operating Revenues
Retail revenue	$1,661	$1,589	$72
Energy revenue(a)	124	290	(166)
Capacity revenue(a)	149	156	(7)
Mark-to-market for economic hedging activities	(4)	20	(24)
Other revenues (a)(b)	89	110	(21)
Total operating revenues	2,019	2,165	(146)
Operating Costs and Expenses
Cost of Sales (c)	1,149	1,341	192
Mark-to-market for economic hedging activities	(48)	—	48
Contract and emissions credit amortization (c)	1	5	4
Operations and maintenance	293	248	(45)
Other cost of operations	62	57	(5)
Total cost of operations	1,457	1,651	194
Depreciation and amortization	109	85	(24)
Selling, general and administrative	209	194	(15)
Reorganization costs	3	13	10
Development costs	3	2	(1)
Total operating costs and expenses	1,781	1,945	164
Gain on sale of assets	6	1	5
Operating Income	244	221	23
Other (Expense)/Income
Equity in losses of unconsolidated affiliates	(11)	(21)	10
Impairment losses on investments	(18)	—	(18)
Other income, net	27	12	15
Interest expense	(98)	(114)	16
Total other expense	(100)	(123)	23
Income from Continuing Operations Before Income Taxes	144	98	46
Income tax expense	23	4	(19)
Income from Continuing Operations	121	94	27
Income from discontinued operations, net of income tax	—	388	(388)
Net Income	$121	$482	$(361)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$1.95	$3.15	(38)%
(a) Includes gains and losses from financially settled transactions
(b) Includes trading gains and losses
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended March 31, 2020 and 2019
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2020 and 2019. The average on-peak power prices decreased across all regions due to mild winter weather and lower gas prices.

	Average on Peak Power Price ($/MWh)
	Three months ended March 31,
Region	2020	2019	Change %
Texas
ERCOT - Houston(a)	$25.33	$28.20	(10)%
ERCOT - North(a)	24.43	28.03	(13)%

East
NY J/NYC(b)	$23.83	$45.16	(47)%
NEPOOL(b)	24.61	47.40	(48)%
COMED (PJM)(b)	21.29	30.09	(29)%
PJM West Hub(b)	22.47	33.79	(34)%
West
MISO - Louisiana Hub(b)	$22.14	$32.84	(33)%
CAISO - SP15(b)	28.64	50.42	(43)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

The following table summarizes average realized power prices for NRG, including the impact of settled hedges, for the three months ended March 31, 2020 and 2019:

	Average Realized Power Price ($/MWh)
	Three months ended March 31,
Region	2020	2019	Change %
East	$17.75	$31.48	(44)%
West/Other	29.31	29.90	(2)%

The average realized power prices fluctuated at different rates for the three months ended March 31, 2020 as compared to the same period in 2019 due to lower power and gas prices.
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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$1,292	$370	$—	$(1)	$1,661
Energy revenue	5	45	75	(1)	124
Capacity revenue	—	134	15	—	149
Mark-to-market for economic hedging activities	—	(20)	15	1	(4)
Other revenue	61	10	20	(2)	89
Operating revenue	1,358	539	125	(3)	2,019
Cost of fuel	(103)	(55)	(36)	—	(194)
Purchased power	(265)	(152)	(6)	—	(423)
Other cost of sales(a)(b)	(462)	(91)	20	1	(532)
Mark-to-market for economic hedging activities	49	—	—	(1)	48
Contract and emission credit amortization	(1)	—	—	—	(1)
Gross margin	$576	$241	$103	$(3)	$917
Less: Mark-to-market for economic hedging activities, net	49	(20)	15	—	44
Less: Contract and emission credit amortization, net	(1)	—	—	—	(1)
Economic gross margin	$528	$261	$88	$(3)	$874
(a) Includes capacity and emissions credits
(b) Includes $429 million and $2 million of TDSP expense in Texas and East, respectively
Business Metrics
Mass Market electricity sales volume (GWh)	7,748	2,548	—		10,296
C&I electricity sales volume (GWh)	4,456	389	—		4,845
Natural gas sales volume (MDth)	—	10,509	—		10,509
Average retail Mass Market customer count (in thousands)	2,442	1,220	—		3,662
Ending retail Mass Market customer count (in thousands)	2,439	1,212	—		3,651
GWh sold	67	2,535	2,559		5,161
GWh generated:(a)
Coal	3,060	335	—		3,395
Gas	674	149	2,355		3,178
Nuclear	2,302	—	—		2,302
Oil	—	18	—		18
Total	6,036	502	2,355		8,893
(a) Includes owned generation, and excludes equity investments

	Three months ended March 31, 2019
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$1,253	$338	$—	$(2)	$1,589
Energy revenue	105	126	58	1	290
Capacity revenue	—	144	12	—	156
Mark-to-market for economic hedging activities	31	(15)	4	—	20
Other revenue	77	16	19	(2)	110
Operating revenue	1,466	609	93	(3)	2,165
Cost of fuel	(149)	(66)	(36)	—	(251)
Purchased power	(327)	(191)	—	—	(518)
Other cost of sales(a)(b)	(486)	(75)	(11)	—	(572)
Mark-to-market for economic hedging activities	(5)	3	2	—	—
Contract and emission credit amortization	(5)	—	—	—	(5)
Gross margin	$494	$280	$48	$(3)	$819
Less: Mark-to-market for economic hedging activities, net	26	(12)	6	—	20
Less: Contract and emission credit amortization, net	(5)	—	—	—	(5)
Economic gross margin	$473	$292	$42	$(3)	$804
(a) Includes capacity and emissions credits
(b) Includes $422 million and $3 million of TDSP expense in the Texas and East segments, respectively
Business Metrics
Mass Market electricity sales volume (GWh)	7,990	2,494	—		10,484
C&I electricity sales volume (GWh)	4,549	282	—		4,831
Natural gas sales volume (MDth)	—	10,547	—		10,547
Average retail Mass Market customer count (in thousands)	2,308	1,020	—		3,328
Ending retail Mass Market customer count (in thousands)	2,290	1,035	—		3,325
GWh sold	8,928	4,003	1,940		14,871
GWh generated:(a)
Coal	4,607	2,326	—		6,933
Gas	489	151	1,932		2,572
Nuclear	2,538	—	—		2,538
Oil	—	5	—		5
Renewables	—	—	8		8
Total	7,634	2,482	1,940		12.056
(a) Includes owned generation, and excludes equity investments

The table below represents the weather metrics for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Weather Metrics	Texas	East	West/Other (b)
2020
CDDs (a)	170	56	76
HDDs (a)	791	2,045	994
2019
CDDs	75	34	31
HDDs	1,041	2,457	1,192
10-year average
CDDs	104	35	46
HDDs	995	2,458	1,110
(a) National Oceanic and Atmospheric Administration-Climate Prediction Center - A Cooling Degree Day, or CDD, represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A Heating Degree Day, or HDD, represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period
(b) The West/Other weather metrics are comprised of the average of the CDD and HDD regional results for the West - California and West - South Central regions
Gross Margin and Economic Gross Margin
Gross margin increased $98 million and economic gross margin increased $70 million, both of which include intercompany sales, during the three months ended March 31, 2020, compared to the same period in 2019.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to lower costs to serve the retail load, including $43 million driven by a reduction of power and fuel prices due to lower natural gas prices, and $15 million due to a 2% reduction in volumes	$58
Higher gross margin due to a $35 million increase in revenue from the acquisition of Stream Energy in August 2019 and higher net rates of $34 million, driven by customer term, product and mix, partially offset by $38 million due to lower volumes of 115,000 MWhs from the unfavorable impact of weather	31
Lower gross margin from net sales of generation to third parties, as the Company's Texas generation was fully utilized to serve its retail customers in 2020	(19)
Lower gross margin due to the sale of emissions in 2019	(13)
Lower gross margin due to market optimization activities	(6)
Other	4
Increase in economic gross margin	$55
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	23
Increase in contract and emission credit amortization	4
Increase in gross margin	$82

East

(In millions)
Lower gross margin due to a lower of cost or market adjustment on oil inventory in 2020	$(29)
Lower gross margin primarily due to a 79% decrease in economic generation volumes primarily due to dark spread contractions and planned outages in 2019	(17)
Lower gross margin from market optimization activities	(13)
Lower gross margin due to a 24% decrease in New England generation capacity prices	(11)
Higher gross margin due to lower supply costs coupled with an increase in load contract volumes	19
Higher gross margin due to increased volumes from the acquisition of Stream Energy in August 2019	12
Higher gross margin due to lower supply costs driven by lower electricity and natural gas prices of approximately $8 per MWh, or $23 million, offset by lower revenues of approximately $3 per MWh, or $12 million	11
Other	(3)
Decrease in economic gross margin	$(31)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(8)
Decrease in gross margin	$(39)

West/Other

(In millions)
Higher gross margin due to generation outage insurance proceeds received in 2020 for forced outages in 2019	$30
Higher gross margin due to an extended forced outage at the Sunrise facility in 2019	10
Higher gross margin driven by increased California resource adequacy pricing and lower capacity purchases due to the Sunrise outage	7
Other	(1)
Increase in economic gross margin	$46
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	9
Increase in gross margin	$55

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $24 million during the three months ended March 31, 2020, compared to the same period in 2019.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by segment was as follows:

	Three months ended March 31, 2020
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(14)	$(5)	$1	$(18)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(6)	20	—	14
Total mark-to-market (losses)/gains in operating revenues	$—	$(20)	$15	$1	$(4)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$22	$6	$—	$(1)	$27
Reversal of acquired loss/(gain) positions related to economic hedges	2	(1)	—	—	1
Net unrealized gains/(losses) on open positions related to economic hedges	25	(5)	—	—	20
Total mark-to-market gains in operating costs and expenses	$49	$—	$—	$(1)	$48

	Three months ended March 31, 2019
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$11	$(20)	$1	$—	$(8)
Net unrealized gains on open positions related to economic hedges	20	5	3	—	28
Total mark-to-market gains/(losses) in operating revenues	$31	$(15)	$4	$—	$20
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$23	$5	$(1)	$—	$27
Reversal of acquired (gain) positions related to economic hedges	—	(2)	—	—	(2)
Net unrealized (losses)/gains on open positions related to economic hedges	(28)	—	3	—	(25)
Total mark-to-market (losses)/gains in operating costs and expenses	$(5)	$3	$2	$—	$—

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended March 31, 2020, the $4 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, largely offset by an increase in the value of open positions, as a result of gains on power positions due to declines in West/Other power prices. The $48 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as gains on ERCOT heat rate positions due to heat rate expansion.
For the three months ended March 31, 2019, the $20 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of gains on power positions due to declines in power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The flat change in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settles during the period, offset by a decrease in the value of open positions as a result of ERCOT heat rate contraction and the reversal of acquired gain positions.

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2020 and 2019. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended March 31,
(In millions)	2020	2019
Trading gains
Realized	$7	$16
Unrealized	11	7
Total trading gains	$18	$23

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Three months ended March 31, 2020	$175	$88	$30	$2	$(2)	$293
Three months ended March 31, 2019	151	67	28	3	(1)	248
Operations and maintenance expense increased by $45 million for the three months ended March 31, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase due to the final settlement of the asbestos liability for Midwest Generation and the resulting reduction of the accrual in 2019	$27
Increase in outages primarily due to planned outages at STP and Midwest Generation in 2020	25
Increase due to acquisition of Stream Energy in August 2019	9
Decrease in variable chemical costs due to a reduction in East generation volumes	(12)
Other	(4)
Increase in operations and maintenance expense	$45
Other Cost of Operations
Other cost of operations are comprised of the following:

(In millions)	Texas	East	West/Other	Total
Three months ended March 31, 2020	$33	$26	$3	$62
Three months ended March 31, 2019	33	20	4	57
Increase in other cost of operations is primarily due to additional ARO expense of $5 million at the Joliet plant, as a result of regulatory requirements.

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Three months ended March 31, 2020	$59	$33	$8	$9	$109
Three months ended March 31, 2019	40	26	11	8	85
Depreciation and amortization increased by $24 million, primarily due to the acquisition of Stream Energy in August 2019.

Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Three months ended March 31, 2020	$130	$64	$9	$6	$209
Three months ended March 31, 2019	117	65	7	5	194
Selling, general and administrative expenses increased by $15 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the acquisition of Stream Energy in August 2019.
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $10 million for the three months ended March 31, 2020, compared to the same period in 2019, driven primarily by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2019.
Gain on Sale of Assets
A gain on sale of assets of $6 million was recorded for the three months ended March 31, 2020, related to the sale of land and investments in January 2020.
Equity in losses of unconsolidated affiliates
Equity in losses of unconsolidated affiliates decreased by $10 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to an increase in interest expense on an investment in 2019 as a result of the PG&E bankruptcy, offset by earnings received in 2020 from an investment, due to a favorable property tax assessment.
Impairment losses on investments
Impairment losses on investments of $18 million were recorded for the three months ended March 31, 2020, related to Petra Nova Parish Holdings, as further discussed in Note 8, Impairments.
Interest Expense
Interest expense decreased by $16 million for the three months ended March 31, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in derivative interest expense due to the termination of interest rate swaps in 2019	$(9)
Decrease related to debt reduction of $600 million and refinancing $1.8 billion of debt at lower interest rates	(5)
Other	(2)
Decrease in interest expense	$(16)
Income Tax Expense
For the three months ended March 31, 2020, income tax expense of $23 million was recorded on pre-tax income of $144 million. For the same period in 2019, income tax expense of $4 million was recorded on pre-tax income of $98 million. The effective tax rate was 16.0% and 4.1% for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, the effective tax rate was lower than the statutory rate of 21%, primarily due to an excess tax benefit related to share-based compensation, partially offset by state tax expense. For the three months ended March 31, 2019, the effective tax rates was lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by state tax expense.
Income from Discontinued Operations, Net of Income Tax

(In millions)	Three months ended March 31, 2019
South Central Portfolio	$35
Yield Renewables Platform & Carlsbad	353
Income from discontinued operations, net of tax	$388
For the three months ended March 31, 2019, NRG recorded income from discontinued operations, net of income tax of $388 million, as further described in Note 4, Discontinued Operations and Dispositions.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2020 and December 31, 2019, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $2.0 billion and $2.1 billion, respectively, was comprised of the following:

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$759	$345
Restricted cash - operating	5	4
Restricted cash - reserves(a)	3	4
Total	767	353
Total credit facility availability	1,183	1,794
Total liquidity, excluding funds deposited by counterparties	$1,950	$2,147
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures
For the three months ended March 31, 2020, total liquidity, excluding funds deposited by counterparties, decreased by $197 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2020 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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

Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements, as described in Note 9, Long-term Debt, to this Form 10-Q. The Company's financing arrangements consist mainly of the Senior Notes, the Senior Secured Notes, the Senior Credit Facility, and tax-exempt bonds.
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) market operations activities; (ii) debt service obligations; (iii) capital expenditures, including maintenance, repowering, development, and environmental; and (iv) allocations in connection with acquisition opportunities, debt repayments, share repurchases and dividend payments to stockholders.
Revolving Credit Facility
The Company had $635 million and $83 million outstanding under its Revolving Credit Facility as of March 31, 2020 and December 31, 2019, respectively. Due to market conditions, primarily as a result of COVID-19, the Company drew upon the facility in the first quarter of 2020 as a precaution and to proportionally increase cash on hand. As of May 7, 2020, $250 million of borrowings were outstanding.
COVID-19
On March 27, 2020, the U.S. government enacted the CARES Act, which provides, among other things, the option to defer payments of certain 2019 employer payroll taxes incurred after the date of enactment and pension contributions due in 2020, as well as claim a refund now for AMT credits from the IRS that were previously refundable over several years. As a result, the Company (i) expects to defer the payment of approximately $17 million for the employer share of social security taxes that would otherwise have been due in 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022, (ii) will consider deferring until January 1, 2021 approximately $47 million of cash contributions to the Company’s pension plans previously planned to be made in 2020 and (iii) reclassified $17 million of refundable AMT credits from non-current to current as of March 31, 2020.
Tax-Exempt Bonds
On March 11, 2020, NRG issued $59 million in aggregate principal amount of NRG Dunkirk 2020 1.30% tax-exempt refinancing bonds due 2042 (the "Bonds"). The Bonds are guaranteed on a first-priority basis by each of NRG’s current and future subsidiaries that guarantee indebtedness under its credit agreement. The Bonds are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under NRG’s credit agreement, which consists of a substantial portion of the property and assets owned by NRG and the guarantors. The collateral securing the Bonds will, at the request of NRG, be released if NRG satisfies certain conditions, including receipt of an investment grade rating on its senior unsecured debt securities from two out of the three rating agencies, subject to reversion if those rating agencies withdraw their investment grade rating of the Bonds or any of NRG’s senior unsecured debt securities or downgrade such rating below investment grade. The Bonds are subject to mandatory tender and purchase on April 3, 2023 and have a final maturity date of April 1, 2042.
NRG used the net proceeds from the offering to redeem the existing principal amount of outstanding Dunkirk Power LLC 5.875% tax exempt bonds due 2042, which will result in annualized interest savings of $3 million for the Company.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2020, the Company had total cash collateral outstanding of $200 million and $767 million outstanding in letters of credit to third parties primarily to support its market activities. As of March 31, 2020, total funds deposited by counterparties were $51 million in cash and $120 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements depend on the Company's credit ratings and general perception of its creditworthiness.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of March 31, 2020, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of March 31, 2020:

Equivalent Net Sales Secured by First Lien Structure(a)	2020	2021	2022	2023
In MW	546	646	672	724
As a percentage of total net coal and nuclear capacity(b)	12%	14%	15%	16%
(a)Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b)Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental and growth investments for the three months ended March 31, 2020, and the estimated capital expenditures forecast for the remainder of 2020.

(In millions)	Maintenance	Environmental	Growth Investments(a)	Total
Texas	$37	$—	$5	$42
East	5	—	4	9
West/Other	6	—	—	6
Corporate	—	—	9	9
Total cash capital expenditures for the three months ended March 31, 2020	48	—	18	66
Other investments(b)	—	—	2	2
Total capital expenditures and investments, net of financings	48	—	20	68

Estimated capital expenditures for the remainder of 2020(c)(d)	$122	$5	$41	$168
(a) Includes other investments, acquisitions and costs to achieve
(b) Includes $2 million of expenditures for Encina site improvements classified as ssset retirement obligation payments
(c) Growth investments include costs to achieve associated with the Transformation Plan
(d) Growth investments include $23 million of capital expenditures for Encina site improvements

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2020 through 2024 required to comply with environmental laws will be approximately $40 million.
Share Repurchases
The Company adopted in the fourth quarter of 2019 a long-term capital allocation policy that targets allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend , supplemented by share repurchases.
During the three months ended March 31, 2020, the Company completed $177 million of share repurchases at an average price of $34.20 per share, including $27 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuance. Through May 7, 2020, the Company completed an additional $47 million of share repurchases at an average price of $29.33 per share.
Common Stock Dividends
Beginning in the first quarter of 2020, NRG increased the annual dividend to $1.20 from $0.12 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.30 per share was paid on the Company's common stock during the three months ended March 31, 2020. On April 15, 2020, NRG declared a quarterly dividend on the Company's common stock of $0.30 per share, payable May 15, 2020 to stockholders of record as of May 1, 2020.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:

	Three months ended March 31,
(In millions)	2020	2019	Change
Net Cash Provided/(Used) by Operating Activities	$208	$(91)	$299
Net Cash (Used)/Provided by Investing Activities	(68)	1,196	(1,264)
Net Cash Provided/(Used) by Financing Activities	293	(784)	1,077

Net Cash Provided/(Used) by Operating Activities
Changes to net cash provided/(used) by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$132
Change in accounts payable primarily due to fluctuations in natural gas prices and timing of fuel shipments	124
Increase in operating income adjusted for other non-cash items	40
Increase in other working capital	11
Decrease in cash provided by discontinued operations	(8)
$299
Net Cash (Used)/Provided by Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Decrease in proceeds from sale of assets and discontinued operations primarily due to sale of South Central and Carlsbad in 2019	$(1,298)
Decrease in contributions to discontinued operations	44
Increase in capital expenditures	(17)
Decrease in cash paid for acquisitions due to deferred acquisition payment made in 2019	16
Decrease in distributions from investments in unconsolidated affiliates	(4)
Other	(5)
$(1,264)
Net Cash Provided/(Used) by Financing Activities
Changes to net cash provided/(used) by financing activities were driven by:

(In millions)
Increase in net proceeds from Revolving Credit Facility	$552
Decrease in payments for share repurchase activity	604
Increase in payments of dividends to common stockholders	(66)
Proceeds from issuance of long-term debt in 2020	59
Decrease in cash provided by discontinued operations	(43)
Increase in repayments of long-term debt	(23)
Other	(6)
$1,077

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2020, the Company had domestic pre-tax book income of $144 million and foreign pre-tax book income of $400 thousand. As of December 31, 2019, the Company had cumulative domestic Federal NOL carryforwards of $10.1 billion, which will begin expiring in 2031, and cumulative state NOL carryforwards of $5.5 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $357 million, which do not have an expiration date. In addition to the above NOLs, NRG has $384 million of tax credits to be utilized in future years. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $16 million in 2020.
The Company has recorded a non-current tax liability of $16 million, inclusive of accrued interest, for uncertain tax benefits taken on various state income tax positions until final resolution is reached with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. With few exceptions, state and local income tax examinations are no longer open for years prior to 2011.
Net deferred tax balance — As of both March 31, 2020 and December 31, 2019, NRG recorded a net deferred tax asset, excluding valuation allowance, of $3.5 billion. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of March 31, 2020 as discussed below.
Valuation allowance — As of March 31, 2020 and December 31, 2019, the Company's tax-effected valuation allowance was $240 million and $242 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
NRG and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate market transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.
Retained or Contingent Interests
NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2020, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 10, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $865 million as of March 31, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2019 Form 10-K.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2019 Form 10-K. See also Note 9, Long-term Debt, and Note 16, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three months ended March 31, 2020.

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at power plants or retail load obligations. Historically, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG entered into interest rate swap agreements. As of March 31, 2020, NRG had no interest rate derivative instruments. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2019 Form 10-K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2020.

Derivative Activity Gains	(In millions)
Fair Value of Contracts as of December 31, 2019	$67
Contracts realized or otherwise settled during the period	2
Changes in fair value	47
Fair Value of Contracts as of March 31, 2020	$116

	Fair Value of Contracts as of March 31, 2020
(In millions)	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(60)	$(21)	$(2)	$1	$(82)
Level 2	73	62	—	(10)	125
Level 3	39	21	5	8	73
Total	$52	$62	$3	$(1)	$116

The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2020, NRG's net derivative asset was $116 million, an increase to total fair value of $49 million as compared to December 31, 2019. This increase was primarily driven by gains in fair value, as well as roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $132 million in the net value of derivatives as of March 31, 2020. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in a decrease of approximately $131 million in the net value of derivatives as of March 31, 2020.

Critical Accounting Policies and Estimates
NRG's discussion and analysis of the financial condition and results of operations are based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
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
The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. NRG's critical accounting policies include derivative instruments, income taxes and valuation allowance for deferred tax assets, impairment of long-lived assets and investments, goodwill and other intangible assets, and contingencies.
The Company's significant accounting policies are outlined in Note 2, Summary of Significant Accounting Policies, of this Form 10-Q, and in Note 2, Summary of Significant Accounting Policies, under Part IV, Item 15 of the Company's 2019 Form 10-K. The Company's critical accounting estimates are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2019 Form 10-K. There have been no material changes to the Company's critical accounting policies and estimates since the 2019 Form 10-K, except as noted below.
As part of perfecting the integrated model, in which the majority of the Company’s generation serves its retail customers, the Company began managing its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus in 2020. As a result, the Company changed its business segments to Texas, East and West/Other beginning in the first quarter of 2020, as further described in Note 1, Nature of Business. As a result, the Company identified its reporting units as Texas (included in the Texas segment), East Retail (included in the East segment) and Midwest Generation (included in the East segment). The Company performed a quantitative assessment, using primarily an income approach, for each of the Company's new reporting units as of January 1, 2020. Under the income approach, the Company estimated the fair value of each reporting unit's cash flow exceeded its carrying value and, as such, the Company concluded that goodwill associated with each of the reporting units was not impaired as of January 1, 2020 as a result of the change in reporting units.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, liquidity risk, credit risk, interest rate risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2019 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three months ending March 31, 2020 and 2019:

(In millions)	2020	2019
VaR as of March 31,	$29	$45
Three months ended March 31,
Average	$27	$45
Maximum	47	49
Minimum	22	42
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $19 million, as of March 31, 2020, primarily driven by asset-backed transactions.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of March 31, 2020, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $266 million and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $142 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2020.
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
The Company previously entered into interest rate swaps. As of March 31, 2020, NRG had no interest rate derivative instruments.
As of March 31, 2020, the fair value and related carrying value of the Company's debt was $6.6 billion and $6.5 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of March 31, 2020 by $489 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through March 31, 2020, see Note 16, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Except as set forth below, during the three months ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2019 Form 10-K.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease, could adversely affect the global economy and the Company’s ability to conduct its business for an indefinite period of time. For example, the ongoing global COVID-19 pandemic has negatively impacted local and global economies, disrupted financial markets and international trade, resulted in increased unemployment levels and impacted local and global supply chains, all of which negatively impact the electricity industry and the Company’s business. In addition, federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place orders and limitations on business activities. Although the operations of the Company are considered an essential service, some of these measures have adversely impacted the ability of NRG employees, contractors, suppliers, customers, and other business partners to conduct business activities. This could have a material adverse effect on the Company’s results of operations, financial condition, risk exposure and liquidity.
In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•adversely impact demand for the Company’s electricity services and other products and services and the ability of customers to pay their bills;
•cause an increase in costs for the Company as a result of emergency measures taken by state and local regulatory authorities in response to the COVID-19 crisis, including regulatory changes prohibiting customer disconnects and late fees;
•impact the ability of our partners or counterparties to perform their obligations under existing arrangements, including development projects, power purchase and sale arrangements, hedging arrangements or other commercial activities; and
•cause other unpredicted events which may have an adverse impact on the Company’s results of operations, financial condition, risk exposure and liquidity.
The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, risk exposure and liquidity increases the longer the virus impacts the level of economic activity in the United States and globally. NRG cannot reasonably estimate with any degree of certainty the future impact of COVID-19, or any resurgence of COVID-19 or other pandemic may have on the Company’s results of operations, financial position, risk exposure and liquidity.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended March 31, 2020.

For the three months ended March 31, 2020	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
Month #1
(January 1, 2020 to January 31, 2020	1,932,000	$37.73	738,381	$—
Month #2
(February 1, 2020 to February 29, 2020	649,145	$36.67	—	$—
Month #3
(March 1, 2020 to March 31, 2020)	1,880,293	$28.21	—	$—
Total at March 31, 2020	4,461,438	$33.56	738,381
(a)The Company's board of directors authorized the Company to repurchase $1.25 billion of its common stock under a $1.0 billion program announced on February 28, 2019 and a $0.25 billion program announced on August 7, 2019. The Company completed these programs in January 2020
(b)The Company adopted in the fourth quarter of 2019 a long-term capital allocation policy that targets allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend beginning in 2020, supplemented by share repurchases made in open-market repurchases
(c)The average price per share excludes commissions of $0.02 per share paid in connection with the open-market share repurchases

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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 7, 2020	Chief Accounting Officer (Principal Accounting Officer)