Form 10-Q
period 2020-09-30
NRG ENERGY, INC.
filed 2020-11-05
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Carnegie Center,	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of November 5, 2020, there were 244,220,834 shares of common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2019
2023 Term Loan Facility	The Company's term loan facility due 2023, a component of the Senior Credit Facility, which was repaid during the second quarter of 2019
ACE	Affordable Clean Energy
Agua Caliente	Agua Caliente Solar Project, a 290 MW photovoltaic power station located in Yuma County, Arizona in which NRG owns 35% interest
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
Average realized power prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 the U.S. Bankruptcy Code
BTU	British Thermal Unit
Business Solutions	NRG's business solutions group, which includes demand response, commodity sales, energy efficiency and energy management services
CAA	Clean Air Act
CAISO	California Independent System Operator
California Bankruptcy Court	United States Bankruptcy Court for the Northern District of California, San Francisco Division
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Carlsbad	Carlsbad Energy Center, a 528 MW natural gas-fired project located in Carlsbad, CA
CCR	Coal Combustion Residuals
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
C&I	Commercial industrial and governmental/institutional
Centrica	Centrica plc
CES	Clean Energy Standard
Cleco	Cleco Corporate Holdings LLC
CO2	Carbon Dioxide
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
Convertible Senior Notes	As of September 30, 2020, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,153 MW natural gas-fueled plant
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESCO	Energy Service Companies
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan

Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GenOn	GenOn Energy, Inc.
GenOn Entities	GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Texas Bankruptcy Court on June 14, 2017
GHG	Greenhouse Gas
GIP	Global Infrastructure Partners
Green Mountain Energy	Green Mountain Energy Company
GWh	Gigawatt Hour
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh
HLW	High-level radioactive waste
HSR Act	Hart-Scott-Rodino Act
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 393 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the NRG GenOn LTIP
Mass Market	Residential and small commercial customers
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWe	Megawatt equivalent
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rate	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.

NRG Yield, Inc.	NRG Yield, Inc., which changed its name to Clearway Energy, Inc. following the sale by NRG of NRG Yield and the Renewables Platform to GIP
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
ORDC	Operating Reserve Demand Curve
Petra Nova	Petra Nova Parish Holdings, LLC which is 50% owned by NRG and which owns and operates a 240 MWe carbon capture system and a 78 MW cogeneration facility, and owns an equity interest in an oilfield
PG&E	PG&E Corporation (NYSE: PCG) and its primary operating subsidiary, Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCE	Residential Customer Equivalent is a unit of measure used by the energy industry to denote the typical annual commodity consumption by a single-family residential customer. 1 RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy Retail Services, LLC
Renewables	Consists of the following projects in which NRG has an ownership interest: Agua Caliente, Ivanpah, and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold by NRG to GIP with NRG's interest in NRG Yield, Inc.
Revolving Credit Facility	The Company's $2.6 billion revolving credit facility, a component of the Senior Credit Facility, due 2024 was amended on May 28, 2019 and August 20, 2020
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the 2023 Term Loan Facility. The 2023 Term Loan Facility was repaid in the second quarter of 2019
Senior Notes
As of September 30, 2020, NRG's $3.8 billion outstanding unsecured senior notes consisting of $1.0 billion of the 7.25% senior notes due 2026, $1.23 billion of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028 and $733 million of the 5.250% senior notes due 2029

Senior Secured Notes
As of September 30, 2020, NRG’s $1.1 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024 and $500 million of the 4.45% Senior Secured First Lien Notes due 2029

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2020	2019	2020	2019
Operating Revenues
Total operating revenues	$2,809	$2,996	$7,066	$7,626
Operating Costs and Expenses
Cost of operations	2,034	2,153	4,925	5,649
Depreciation and amortization	99	91	318	261
Impairment losses	29	—	29	1
Selling, general and administrative costs	253	210	670	615
Reorganization costs	—	1	3	16
Development costs	1	1	6	5
Total operating costs and expenses	2,416	2,456	5,951	6,547
Gain on sale of assets	—	—	6	2
Operating Income	393	540	1,121	1,081
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	36	29	37	8
Impairment losses on investments	—	(107)	(18)	(107)
Other income, net	11	17	52	49
Loss on debt extinguishment, net	—	—	(1)	(47)
Interest expense	(99)	(99)	(292)	(318)
Total other expense	(52)	(160)	(222)	(415)
Income from Continuing Operations Before Income Taxes	341	380	899	666
Income tax expense	92	6	216	9
Income from Continuing Operations	249	374	683	657
(Loss)/income from discontinued operations, net of income tax	—	(2)	—	399
Net Income	249	372	683	1,056
Less: Net income attributable to redeemable noncontrolling interests	—	—	—	1
Net Income Attributable to NRG Energy, Inc.	$249	$372	$683	$1,055
Earnings per Share
Weighted average number of common shares outstanding — basic	244	254	246	266
Income from continuing operations per weighted average common share — basic	$1.02	$1.47	$2.78	$2.47
(Loss)/income from discontinued operations per weighted average common share — basic	$—	$(0.01)	$—	$1.50
Earnings per Weighted Average Common Share — Basic	$1.02	$1.46	$2.78	$3.97
Weighted average number of common shares outstanding — diluted	245	256	247	268
Income from continuing operations per weighted average common share — diluted	$1.02	$1.46	$2.77	$2.45
(Loss)/income from discontinued operations per weighted average common share — diluted	$—	$(0.01)	$—	$1.49
Earnings per Weighted Average Common Share — Diluted	$1.02	$1.45	$2.77	$3.94
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Net Income	$249	$372	$683	$1,056
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	4	(4)	2	(4)
Available-for-sale securities	—	(14)	—	(13)
Defined benefit plans	—	(41)	—	(47)
Other comprehensive income/(loss)	4	(59)	2	(64)
Comprehensive Income	253	313	685	992
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	1
Comprehensive Income Attributable to NRG Energy, Inc.	$253	$313	$685	$991
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$697	$345
Funds deposited by counterparties	15	32
Restricted cash	6	8
Accounts receivable, net	1,126	1,025
Inventory	330	383
Derivative instruments	578	860
Cash collateral paid in support of energy risk management activities	77	190
Prepayments and other current assets	258	245
Total current assets	3,087	3,088
Property, plant and equipment, net	2,573	2,593
Other Assets
Equity investments in affiliates	376	388
Operating lease right-of-use assets, net	345	464
Goodwill	579	579
Intangible assets, net	721	789
Nuclear decommissioning trust fund	828	794
Derivative instruments	315	310
Deferred income taxes	3,087	3,286
Other non-current assets	314	240
Total other assets	6,565	6,850
Total Assets	$12,225	$12,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	3	88
Current portion of operating lease liabilities	69	73
Accounts payable	753	722
Derivative instruments	495	781
Cash collateral received in support of energy risk management activities	15	32
Accrued expenses and other current liabilities	651	663
Total current liabilities	1,986	2,359
Other Liabilities
Long-term debt	5,792	5,803
Non-current operating lease liabilities	297	483
Nuclear decommissioning reserve	311	298
Nuclear decommissioning trust liability	508	487
Derivative instruments	318	322
Deferred income taxes	17	17
Other non-current liabilities	1,062	1,084
Total other liabilities	8,305	8,494
Total Liabilities	10,291	10,853
Redeemable noncontrolling interest in subsidiaries	—	20
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 423,041,349 and 421,890,790 shares issued and 244,147,420 and 248,996,189 shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in-capital	8,511	8,501
Accumulated deficit	(1,157)	(1,616)
Treasury stock, at cost - 178,893,929 and 172,894,601 shares at September 30, 2020 and December 31, 2019, respectively	(5,234)	(5,039)
Accumulated other comprehensive loss	(190)	(192)
Total Stockholders' Equity	1,934	1,658
Total Liabilities and Stockholders' Equity	$12,225	$12,531
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net Income	$683	$1,056
Income from discontinued operations, net of income tax	—	399
Income from continuing operations	683	657
Adjustments to reconcile net income to cash provided by operating activities:
Distributions from and equity in losses/(earnings) of unconsolidated affiliates	6	(5)
Depreciation and amortization	318	261
Accretion of asset retirement obligations	46	31
Provision for credit losses	74	87
Amortization of nuclear fuel	40	40
Amortization of financing costs and debt discount/premiums	23	20
Loss on debt extinguishment, net	1	47
Amortization of emissions allowances and energy credits	60	28
Amortization of unearned equity compensation	17	15
Gain on sale and disposal of assets	(22)	(20)
Impairment losses	47	108
Changes in derivative instruments	(7)	36
Changes in deferred income taxes and liability for uncertain tax benefits	202	(3)
Changes in collateral deposits in support of energy risk management activities	96	129
Changes in nuclear decommissioning trust liability	39	27
Changes in other working capital	(237)	(569)
Cash provided by continuing operations	1,386	889
Cash provided by discontinued operations	—	8
Net Cash Provided by Operating Activities	1,386	897
Cash Flows from Investing Activities
Payments for acquisitions of assets and businesses	(277)	(348)
Capital expenditures	(167)	(183)
Net proceeds from notes receivable	—	2
Net (purchases)/sales of emission allowances	(15)	14
Investments in nuclear decommissioning trust fund securities	(360)	(295)
Proceeds from the sale of nuclear decommissioning trust fund securities	318	271
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	15	1,293
Changes in investments in unconsolidated affiliates	2	(94)
Contributions to discontinued operations	—	(44)
Cash (used)/provided by continuing operations	(484)	616
Cash used by discontinued operations	—	(2)
Net Cash (Used)/Provided by Investing Activities	(484)	614
Cash Flows from Financing Activities
Payments of dividends to common stockholders	(221)	(24)
Payments for share repurchase activity	(229)	(1,322)
Payments for debt extinguishment costs	—	(24)
Purchase of and distributions to noncontrolling interests from subsidiaries	(2)	(1)
Proceeds from issuance of common stock	1	3
Proceeds from issuance of long-term debt	59	1,833
Payments of debt issuance costs	(24)	(34)
Repayments of long-term debt	(62)	(2,487)
Net (repayments)/proceeds of Revolving Credit Facility	(83)	215
Other	(6)	—
Cash used by continuing operations	(567)	(1,841)
Cash provided by discontinued operations	—	43
Net Cash Used by Financing Activities	(567)	(1,798)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Change in Cash from discontinued operations	—	49
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	333	(336)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	385	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$718	$277
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2019	$4	$8,501	$(1,616)	$(5,039)	$(192)	$1,658
Net income attributable to NRG Energy, Inc.			121			121
Other comprehensive loss					(15)	(15)
Repurchase of partners' equity interest in VIE		18				18
Share repurchases				(150)		(150)
Equity-based awards activity, net		(21)				(21)
Common stock dividends and dividend equivalents declared(a)			(75)			(75)
Balance at March 31, 2020	$4	$8,498	$(1,570)	$(5,189)	$(207)	$1,536
Net income attributable to NRG Energy, Inc.			313			313
Other comprehensive income					13	13
Shares reissuance for ESPP				2		2
Share repurchases				(47)		(47)
Equity-based awards activity, net		6				6
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(a)			(74)			(74)
Balance at June 30, 2020	$4	$8,505	$(1,331)	$(5,234)	$(194)	$1,750
Net income attributable to NRG Energy, Inc.			249			249
Other comprehensive income					4	4
Equity-based awards activity, net		6				6
Common stock dividends and dividend equivalents declared(a)			(75)			(75)
Balance at September 30, 2020	$4	$8,511	$(1,157)	$(5,234)	$(190)	$1,934

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2018	$4	$8,510	$(6,022)	$(3,632)	$(94)	$(1,234)
Net income attributable to NRG Energy, Inc.			482			482
Other comprehensive loss					(2)	(2)
Share repurchases		(10)		(739)		(749)
Equity-based awards activity, net		(32)				(32)
Issuance of common stock		5				5
Common stock dividends and dividend equivalents declared(a)			(8)			(8)
Balance at March 31, 2019	$4	$8,473	$(5,548)	$(4,371)	$(96)	$(1,538)
Net income attributable to NRG Energy, Inc.			201			201
Other comprehensive loss					(3)	(3)
Share repurchases		10		(315)		(305)
Equity-based awards activity, net		5				5
Common stock dividends and dividend equivalents declared(a)			(8)			(8)
Balance at June 30, 2019	$4	$8,488	$(5,355)	$(4,686)	$(99)	$(1,648)
Net income attributable to NRG Energy, Inc.			372			372
Other comprehensive loss					(59)	(59)
Share repurchases				(234)		(234)
Equity-based awards activity, net		5				5
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(a)			(8)			(8)
Balance at September 30, 2019	$4	$8,494	$(4,991)	$(4,920)	$(158)	$(1,571)
(a) Dividends per common share were $0.30 for each of the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020 and $0.03 for each of the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is an integrated power company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to consumers by producing and selling electricity and related products and services in major competitive power markets in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG is a customer-driven business focused on perfecting the integrated model by balancing retail load with generation supply within its deregulated markets. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the brand names NRG, Reliant, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation as of September 30, 2020.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2020, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019.
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
All affected disclosures have been recast to reflect these changes for all periods presented. For further discussion of segment reporting, refer to Note 14, Segment Reporting.
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

NRG continues to remain focused on protecting the health and well-being of its employees, while supporting its customers and the communities in which it operates and assuring the continuity of its operations. In June 2020, summer-critical office employees returned to the offices and safety protocols were successfully implemented. The Company will continue to evaluate additional return to normal work operations on a location-by-location basis as COVID-19 conditions evolve.
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

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in intangible assets, net:

(In millions)	September 30, 2020	December 31, 2019
Property, plant and equipment accumulated depreciation	$1,901	$1,752
Intangible assets accumulated amortization	1,314	1,262
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
The following table represents the activity in the allowance for credit losses for the three and nine months ended September 30, 2020:

(In millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$47	$43
Provision for credit losses	26	74
Write-offs	(19)	(71)
Recoveries collected	3	11
Ending balance	$57	$57

Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$697	$345
Funds deposited by counterparties	15	32
Restricted cash	6	8
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$718	$385
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
Pension Plan Contributions
In the Company's 2019 Form 10-K, NRG had anticipated making contributions of $56 million to its pension plans in 2020. Cash contributions of $12 million were made during the nine months ended September 30, 2020 and the remaining planned contributions for 2020 were satisfied by available pre-funded pension balances (previous contributions in excess of required pension contributions). No additional contributions are planned in the fourth quarter of 2020.
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
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2020-06 — In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU No. 2020-06. The guidance in ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 improves and amends the related earnings per share guidance. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of assessing the impact of this guidance on the consolidated financial statements and disclosures related to earnings per share.
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

Note 3 — Revenue Recognition
Performance Obligations
As of September 30, 2020, estimated future fixed fee performance obligations are $188 million for the remaining three months of fiscal year 2020, and $648 million, $281 million, $43 million and $8 million for the fiscal years 2021, 2022, 2023 and 2024, respectively. These performance obligations are for cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non-performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$1,633	$354	$—	$—	$1,987
Business Solutions	288	27	—	—	315
Total retail revenue	1,921	381	—	—	2,302
Energy revenue(a)	11	93	117	1	222
Capacity revenue(a)	—	158	16	—	174
Mark-to-market for economic hedging activities(b)	1	43	(10)	5	39
Other revenue(a)	59	18	(1)	(4)	72
Total operating revenue	1,992	693	122	2	2,809
Less: Lease revenue	—	—	5	—	5
Less: Realized and unrealized ASC 815 revenue	10	115	(10)	5	120
Total revenue from contracts with customers	$1,982	$578	$127	$(3)	$2,684
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$—	$23	$13	$(1)	$35
Capacity revenue	—	49	—	—	49
Other revenue	9	—	(13)	1	(3)
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended September 30, 2019
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$1,735	$337	$—	$—	$2,072
Business Solutions	397	19	—	—	416
Total retail revenue	2,132	356	—	—	2,488
Energy revenue(a)	211	109	107	(1)	426
Capacity revenue(a)	—	185	9	—	194
Mark-to-market for economic hedging activities(b)	(213)	12	(9)	—	(210)
Other revenue(a)	78	17	4	(1)	98
Total operating revenue	2,208	679	111	(2)	2,996
Less: Lease revenue	—	—	5	—	5
Less: Realized and unrealized ASC 815 revenue	420	69	—	(2)	487
Total revenue from contracts with customers	$1,788	$610	$106	$—	$2,504
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$613	$20	$21	$(2)	$652
Capacity revenue	—	34	—	—	34
Other revenue	20	3	(12)	—	11
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2020
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$3,938	$992	$—	$(1)	$4,929
Business Solutions	796	70	—	—	866
Total retail revenue	4,734	1,062	—	(1)	5,795
Energy revenue(a)	21	157	252	(1)	429
Capacity revenue(a)	—	471	47	—	518
Mark-to-market for economic hedging activities(b)	1	63	6	8	78
Other revenue(a)	172	45	36	(7)	246
Total operating revenue	4,928	1,798	341	(1)	7,066
Less: Lease revenue	—	1	14	—	15
Less: Realized and unrealized ASC 815 revenue	24	239	50	5	318
Total revenue from contracts with customers	$4,904	$1,558	$277	$(6)	$6,733
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$—	$60	$42	$(3)	$99
Capacity revenue	—	114	—	—	114
Other revenue	23	2	2	—	27
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2019
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue:
Mass Market	$3,891	$892	$—	$(3)	$4,780
Business Solutions	927	55	—	—	982
Total retail revenue	4,818	947	—	(3)	5,762
Energy revenue(a)	452	283	217	—	952
Capacity revenue(a)	—	524	27	—	551
Mark-to-market for economic hedging activities(b)	28	13	11	(1)	51
Other revenue(a)	213	45	55	(3)	310
Total operating revenue	5,511	1,812	310	(7)	7,626
Less: Lease revenue	—	1	14	—	15
Less: Realized and unrealized ASC 815 revenue	1,314	187	46	(2)	1,545
Total revenue from contracts with customers	$4,197	$1,624	$250	$(5)	$6,066
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Energy revenue	$1,239	$87	$28	$(2)	$1,352
Capacity revenue	—	81	—	1	82
Other revenue	47	6	7	—	60
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Deferred customer acquisition costs	$122	$133

Accounts receivable, net - Contracts with customers	1,084	1,002
Accounts receivable, net - Derivative instruments	37	18
Accounts receivable, net - Affiliate	5	5
Total accounts receivable, net	$1,126	$1,025

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$411	$402
Deferred revenues(a)	60	82
(a) Deferred revenues from contracts with customers for the three months ended September 30, 2020 and the year ended December 31, 2019 were approximately $31 million and $24 million, respectively
The revenue recognized from contracts with customers during both the nine months ended September 30, 2020 and 2019 relating to the deferred revenue balance at the beginning of each period was $13 million. The revenue recognized during the three months ended September 30, 2020 and 2019 relating to the deferred revenue balance at the beginning of each period was $31 million and $21 million, respectively. The change in deferred revenue balances during the three and nine months ended September 30, 2020 and 2019 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

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
The Company will pay an aggregate purchase price of $3.625 billion in cash, subject to a purchase price adjustment, including a working capital adjustment. The Company expects to fund the purchase price using a combination of cash on hand and approximately $3 billion in newly-issued secured and unsecured corporate debt. The Company also expects to increase its collective collateral facilities by $3.5 billion through a combination of new letter of credit facilities and increases to its existing Revolving Credit Facility.
Through November 5, 2020, in preparation for the additional liquidity requirements related to the acquisition, the Company (i) amended its Revolving Credit Facility to, among other things, increase the existing revolving commitments in an aggregate amount of $802 million, and provide for a new tranche of revolving commitments in an aggregate amount of $273 million, as further discussed in Note 10, Long-term Debt, (ii) amended its credit default swap facility agreement to issue letters of credit to, among other things, increase the size of the facility to allow for the issuance of an additional $87 million of letters of credit, as further discussed in Note 10, Long-term Debt, (iii) entered into a revolving accounts receivable financing facility (the “ Receivables Facility”) for an amount up to $750 million, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks, as further discussed in Note 9, Receivables Securitization and Repurchase Facility, (iv) entered into an uncommitted repurchase facility related to the Receivables Facility, under which the Company can borrow up to $75 million, as further discussed in Note 9, Receivables Securitization and Repurchase Facility, and (v) entered into $1.6 billion of interest rate hedges associated with anticipated financing needs, as further discussed in Note 20, Subsequent Events.
The shareholders of Centrica approved the acquisition on August 20, 2020. The transaction has received approvals under the Canadian Competition Act and early termination of the waiting period under the HSR Act has been granted. The transaction remains subject to customary closing conditions, including the receipt of approval under the Federal Power Act.
The acquisition is targeted to close by December 31, 2020. There are no assurances that the conditions to the consummation of the acquisition of Direct Energy will be satisfied or that the acquisition of Direct Energy will be consummated on the terms agreed to, or at all.
Midwest Generation Lease Purchase
On September 29, 2020, Midwest Generation acquired all of the ownership interests in the Powerton facility and Units 7 and 8 of the Joliet facility, which were being leased through 2034 and 2030, respectively, for approximately $260 million. The purchase was initially funded with cash-on-hand. The Company anticipates drawing on its Revolving Credit Facility in an amount equal to the previously existing operating lease liability of $148 million before December 31, 2020.

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
Summarized results of the South Central Portfolio discontinued operations were as follows:

	Three months ended	Nine months ended
(In millions)	September 30, 2019	September 30, 2019
Operating revenues	$—	$31
Operating costs and expenses	—	(23)
Gain from operations of discontinued components	—	8
(Loss)/Gain on disposal of discontinued operations, net of tax	(1)	27
(Loss)/Gain from discontinued operations, including disposal, net of tax	$(1)	$35
Carlsbad
On February 6, 2018, NRG entered into an agreement with NRG Yield and GIP to sell 100% of its membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, for $385 million of cash consideration, excluding working capital adjustments. The primary condition to close the Carlsbad transaction was the completion of the sale of NRG Yield and the Renewables Platform. At the time of the sale of NRG Yield and the Renewables Platform in August 2018, the Company concluded that the Carlsbad project met the criteria for discontinued operations and accordingly, all prior period results for Carlsbad were reclassified as discontinued operations. The transaction closed on February 27, 2019. Carlsbad continues to have a ground lease and easement agreement with NRG with an initial term ending in 2039 and two, ten-year extensions. As a result of the transaction, additional commitments related to the project totaled approximately $23 million as of September 30, 2020 and December 31, 2019.

Summarized results of Carlsbad discontinued operations were as follows:

	Three months ended	Nine months ended
(In millions)	September 30, 2019	September 30, 2019
Operating revenues	$—	$19
Operating costs and expenses	—	(9)
Other expenses	—	(5)
Gain from discontinued operations, net of tax	—	5
(Loss)/gain on disposal of discontinued operations, net of tax	(1)	330
Other Commitments, Indemnification and Fees	—	27
(Loss)/gain on disposal of discontinued operations, net of tax	(1)	357
(Loss)/gain from discontinued operations, including disposal, net of tax	$(1)	$362
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
Summarized results of GenOn discontinued operations were as follows:

Nine months ended
(In millions)	September 30, 2019
Gain from discontinued operations, net of tax	$2

Dispositions
The Company completed other asset sales for cash proceeds of $15 million and $22 million during the nine months ended September 30, 2020 and 2019, respectively.

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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	September 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes receivable	$10	$7	$11	$8
Liabilities:
Long-term debt, including current portion (a)	5,854	6,309	5,956	6,504
(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In millions)	Level 2	Level 3	Level 2	Level 3
Long-term debt, including current portion	$6,305	$4	$6,388	$116

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$15	$—	$15	$—
Nuclear trust fund investments:
Cash and cash equivalents	25	25	—	—
U.S. government and federal agency obligations	49	48	1	—
Federal agency mortgage-backed securities	92	—	92	—
Commercial mortgage-backed securities	38	—	38	—
Corporate debt securities	144	—	144	—
Equity securities	402	402	—	—
Foreign government fixed income securities	6	—	6	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	893	74	592	227
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	72
Equity securities	7
Total assets	$1,744	$550	$888	$227
Derivative liabilities:
Commodity contracts	$813	$70	$568	$175
Total liabilities	$813	$70	$568	$175

	December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$20	$—	$20	$—
Nuclear trust fund investments:
Cash and cash equivalents	17	17	—	—
U.S. government and federal agency obligations	68	68	—	—
Federal agency mortgage-backed securities	100	—	100	—
Commercial mortgage-backed securities	29	—	29	—
Corporate debt securities	109	—	109	—
Equity securities	388	388	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,170	84	893	193
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	78
Equity securities	8
Total assets	$1,993	$558	$1,156	$193
Derivative liabilities:
Commodity contracts	$1,103	$143	$805	$155
Total liabilities	$1,103	$143	$805	$155

The following tables reconcile, for the three and nine months ended September 30, 2020 and 2019, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2020	Nine months ended September 30, 2020
(In millions)	Derivatives(a)	Derivatives(a)
Beginning balance	$152	$38
Total (losses) realized/unrealized— included in earnings	(92)	(18)
Purchases	(10)	6
Transfers into Level 3(b)	(11)	22
Transfers out of Level 3(b)	13	4
Ending balance	$52	$52
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$23	$50
(a)Consists of derivative assets and liabilities, net
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2019			Nine months ended September 30, 2019
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$97	$116	$19	$20	$39
Contracts added from acquisitions	—	(2)	(2)	—	(3)	(3)
Total (losses)/gains realized/unrealized:
Included in earnings	—	(18)	(18)	1	(45)	(44)
Included in OCI	(14)	—	(14)	(14)	—	(14)
Cash received	—	—	—	(1)	—	(1)
Purchases	—	38	38	—	26	26
Transfers into Level 3(b)	—	(126)	(126)	—	4	4
Transfers out of Level 3(b)	—	24	24	—	11	11
Ending balance	$5	$13	$18	$5	$13	$18
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	—	44	44	1	13	14

(a)Consists of derivative assets and liabilities, net
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2020, contracts valued with prices provided by models and other valuation techniques make up 25% of derivative assets and 22% of derivative liabilities.

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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Power Contracts	$196	$167	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$116	$24
FTRs	31	8	Discounted Cash Flow	Auction Prices (per MWh)	(50)	43	0
	$227	$175

	December 31, 2019
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Power Contracts	$151	$139	Discounted Cash Flow	Forward Market Price (per MWh)	$8	$218	$24
FTRs	42	16	Discounted Cash Flow	Auction Prices (per MWh)	(105)	213	0
	$193	$155

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2020 and December 31, 2019:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2020, the credit reserve resulted in a $1 million increase primarily within operating revenue. As of December 31, 2019, the credit reserve did not result in a significant change in fair value in operating revenue and cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2019 Form 10-K. As of September 30, 2020, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $232 million and NRG held collateral (cash and letters of credit) against those positions of $19 million, resulting in a net exposure of $214 million NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 39% of the Company's exposure before collateral is expected to roll off by the end of 2021. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	88%
Financial institutions	12
Total as of September 30, 2020	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	59%
Non-investment grade/non-rated	41
Total as of September 30, 2020	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has $45 million of exposure to two wholesale counterparties in excess of 10% of total net exposure discussed above as of September 30, 2020. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on its financial position or results of operations from nonperformance by any of NRG's counterparties.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2020, aggregate credit risk exposure managed by NRG to these counterparties was approximately $621 million for the next five years.

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
As of September 30, 2020, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities. The Company is also subject to risk with respect to its residential solar customers. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

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

	As of September 30, 2020				As of December 31, 2019
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$25	$—	$—	—	$17	$—	$—	—
U.S. government and federal agency obligations	49	7	—	12	68	4	—	11
Federal agency mortgage-backed securities	92	4	—	24	100	3	—	24
Commercial mortgage-backed securities	38	2	—	28	29	1	1	24
Corporate debt securities	144	12	—	12	109	6	—	11
Equity securities	474	321	1	—	466	324	—	—
Foreign government fixed income securities	6	1	—	10	5	—	—	10
Total	$828	$347	$1		$794	$338	$1

The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
(In millions)	2020	2019
Realized gains	$22	$8
Realized losses	(11)	(7)
Proceeds from sale of securities	318	271

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2020, NRG had energy-related derivative instruments extending through 2034. The Company marks these derivatives to market through the statement of operations. NRG has executed power purchase agreements extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG was exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG entered into interest rate swap agreements. As of September 30, 2020, NRG had no interest rate derivative instruments as a result of the early termination of such contracts in connection with the repayment of the 2023 Term Loan Facility during the second quarter of 2019. As of November 5, 2020, the Company entered into $1.6 billion of interest rate hedges associated with anticipated financing needs.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2020 and December 31, 2019. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	September 30, 2020	December 31, 2019
Emissions	Short Ton	1	3
Renewable Energy Certificates	Certificates	3	1
Coal	Short Ton	4	10
Natural Gas	MMBtu	(264)	(181)
Power	MWh	51	38
Capacity	MW/Day	(1)	(1)

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	$578	$860	$495	$781
Commodity contracts long-term	315	310	318	322
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$893	$1,170	$813	$1,103

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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of September 30, 2020
Commodity contracts:
Derivative assets	$893	$(738)	$(1)	$154
Derivative liabilities	(813)	738	—	(75)
Total commodity contracts	$80	$—	$(1)	$79

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2019
Commodity contracts:
Derivative assets	$1,170	$(909)	$(7)	$254
Derivative liabilities	(1,103)	909	73	(121)
Total commodity contracts	$67	$—	$66	$133

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

(In millions)	Three months ended September 30,		Nine months ended September 30,
Unrealized mark-to-market results	2020	2019	2020	2019
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(101)	$(118)	$(62)	$(88)
Reversal of acquired (gain)/loss positions related to economic hedges	(2)	(3)	2	(4)
Net unrealized (losses)/gains on open positions related to economic hedges	(15)	57	73	69
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(118)	(64)	13	(23)
Reversal of previously recognized unrealized (gains) on settled positions related to trading activity	(7)	(1)	(14)	(8)
Net unrealized gains/(losses) on open positions related to trading activity	2	(3)	19	23
Total unrealized mark-to-market (losses)/gains for trading activity	(5)	(4)	5	15
Total unrealized (losses)/gains	$(123)	$(68)	$18	$(8)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Unrealized gains/(losses) included in operating revenues	$34	$(214)	$83	$66
Unrealized (losses)/gains included in cost of operations	(157)	146	(65)	(74)
Total impact to statement of operations — energy commodities	$(123)	$(68)	$18	$(8)
Total impact to statement of operations — interest rate contracts	$—	$—	$—	$(38)

The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the nine months ended September 30, 2020, the $73 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward positions as a result of decreases in New York capacity and power prices, as well as increases in ERCOT power prices.
For the nine months ended September 30, 2019, the $69 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate due to ERCOT heat rate expansion.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of September 30, 2020 was

$35 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was $8 million as of September 30, 2020. If called for by the counterparty, $3 million of additional collateral would be required for all contracts with credit rating contingent features as of September 30, 2020.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Impairments
2020 Impairment Losses
Home Solar — During the third quarter of 2020, the Company concluded its Home Solar business was held for sale as a result of advanced negotiations to sell the business. NRG recorded impairment losses of $29 million in the West/Other segment to adjust the carrying amount of the assets and liabilities to fair market value based on indicative sale prices. As of September 30, 2020, there were $88 million of other non-current assets and $44 million of other non-current liabilities classified as held for sale.
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
2019 Impairment Losses
Petra Nova Parish Holdings — During the third quarter of 2019, NRG contributed $95 million in cash to Petra Nova and posted a $12 million letter of credit to cover certain project debt reserve requirements. The cash portion of the contribution was used by Petra Nova to prepay a significant portion of the project debt. As a result, the previously disclosed guarantee of up to $124 million related to the project level debt provided by NRG was canceled and the remaining project debt has now become non-recourse to NRG. In relation to this contribution, the Company evaluated the project for impairment and determined that the carrying amount of the Company's equity method investment exceeded the fair value of the investment and that the decline is considered to be other-than-temporary. In determining the fair value, the Company utilized an income approach and considered project specific assumptions for the estimated future project cash flows. The Company measured the impairments loss as the difference between the carrying amount and the fair value of the investment and recorded an impairment loss of $101 million.
Other Impairments — During the nine months ended September 30, 2019, the Company recorded $7 million of impairment losses of cost investments and intangible assets.

Note 9 — Receivables Securitization and Repurchase Facility
Receivables Securitization
On September 22, 2020, NRG Receivables LLC, a bankruptcy remote, special purpose, indirect wholly owned subsidiary, entered into the Receivables Facility for an amount up to $750 million, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the "Lenders".) The assets of NRG Receivables LLC are first available to satisfy the claims of the Lenders before making payments on the subordinated note and equity issued by NRG Receivables LLC. The assets of NRG Receivables LLC are not available to the Company and its subsidiaries or creditors unless and until distributed by NRG Receivables LLC. Under the Receivables Facility, certain indirect subsidiaries of the Company sell their accounts receivables to NRG Receivables LLC, subject to certain terms and conditions. In turn, NRG Receivables LLC grants a security interest in the purchased receivables to the Lenders as collateral for cash borrowings and issuances of letters of credit. The accounts receivables remain on the Company's consolidated balance sheet and any amounts funded by the Lenders to NRG Receivables LLC will be reflected as short-term borrowings. Cash flows from the Receivables Facility are reflected as financing activities in the Company's consolidated statements of cash flows. The Company will continue to service the accounts receivables sold in exchange for a servicing fee. The Receivables Facility is scheduled to expire on September 21, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. Borrowings by NRG Receivables LLC under the Receivables Facility bear interest as defined under the Receivables Financing Agreement. The weighted average interest rate related to usage under the Securitization Facility as of September 30, 2020 was 0.489%. As of September 30, 2020, there were no outstanding borrowings and there were $179 million in letters of credit issued under the Receivables Facility.

Repurchase Facility
On September 22, 2020, the Company entered into an uncommitted repurchase facility (“Repurchase Facility”) related to the Receivables Facility. Under the Repurchase Facility, the Company can borrow up to $75 million, collateralized by a subordinated note issued by NRG Receivables LLC to NRG Retail LLC in favor of the originating entities representing a portion of the balance of receivables sold to NRG Receivables LLC under the Receivables Facility. The Repurchase Facility is scheduled to expire on September 22, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. The Repurchase Facility has no commitment fee and borrowings will be drawn at LIBOR + 1.25%. As of September 30, 2020, there were no outstanding borrowings under the Repurchase Facility.

Note 10 — Long-term Debt
Long-term debt consisted of the following:

(In millions, except rates)	September 30, 2020	December 31, 2019	Interest rate %
Recourse debt:
Senior Notes, due 2026	$1,000	$1,000	7.250
Senior Notes, due 2027	1,230	1,230	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Convertible Senior Notes, due 2048(a)	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2029	500	500	4.450
Revolving Credit Facility	—	83	L + 1.750
Tax-exempt bonds	466	466	1.30 - 6.00
Subtotal recourse debt	5,925	6,008
Non-recourse debt:
Other	4	34	various
Subtotal all non-recourse debt	4	34
Subtotal long-term debt (including current maturities)	5,929	6,042
Less current maturities	(3)	(88)
Less debt issuance costs	(59)	(65)
Discounts	(75)	(86)
Total long-term debt	$5,792	$5,803
(a)As of the ex-dividend date of October 30, 2020, the Convertible Notes were convertible at a price of $46.24, which is equivalent to a conversion rate of approximately 21.62 shares of common stock per $1,000 principal amount

Recourse Debt
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
During the third quarter of 2020, the Company amended its existing credit agreement to, among other things, (i) increase the existing revolving commitments in an aggregate amount of $802 million, and (ii) provide for a new tranche of revolving commitments in an aggregate amount of $273 million with a maturity date that is 30 months after the date of closing of the Direct Energy acquisition (the "Acquisition Closing Date"). The maturity date of the new revolving tranche of commitments may, upon request by the Company, and at the option of each applicable lender under the new tranche be extended by 12 months, but not beyond May 28, 2024, which is the maturity date of the existing and increased commitments. Other than with respect to the maturity date, the terms of all revolving commitments and loan made pursuant thereto are identical. The increase in the existing commitments, and the commitments with respect to the new tranche were effective on August 20, 2020 but will only become available upon the Acquisition Closing Date. For further discussion of the acquisition of Direct Energy see Note 4, Acquisitions, Discontinued Operations and Dispositions. Upon the Acquisition Closing Date, total revolving commitments available, subject to usage, under the amended credit agreement will be $3.7 billion.

In addition, the amendment includes changes to, among other things, (i) permit the borrowing of up to the full amount of the revolving commitments in Canadian dollars, (ii) increase the swingline facility from $50 million to $100 million and provide a $10 million swingline facility in Canadian dollars, (iii) increase the credit facilities lien basket from the greater of $6 billion and 30% of total assets to the greater of $10 billion and 30% of total assets, (iv) increase the credit facilities debt basket from $6 billion to $10 billion, (v) increase the basket for securitization indebtedness from $750 million to $1.7 billion, (vi) provide an additional indebtedness basket equal to $600 million for certain liquidity facilities, and (vii) make certain other changes to the existing covenants and other provisions.
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
Non-Recourse Debt
Credit Default Swap Facility
On January 4, 2019, the Company entered into an $80 million credit agreement to issue letters of credit, which is currently supporting the Cottonwood facility lease. Annual fees of 1.33% on the facility were paid quarterly in advance. On August 13, 2020, the agreement was amended permitting the Company to increase the size of the facility and fees on the facility were adjusted to reflect the cost of the credit default swaps that serve as collateral for the facility. In order to increase the Company's collective collateral facilities in connection with the Direct Energy acquisition, NRG expanded the facility allowing for the issuance of an additional $50 million of letters of credit as of September 30, 2020. The Company has further expanded the facility to a total capacity of $167 million as of November 5, 2020. As of September 30, 2020, $80 million was issued under this facility.

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
PG&E Bankruptcy — Agua Caliente and two of the three Ivanpah units are party to PPAs with PG&E. Both projects have project financing with the U.S. DOE. On January 29, 2019, PG&E Corp. and primary operating subsidiary utility PG&E filed for Chapter 11 relief in the California Bankruptcy Court. As a result of the bankruptcy filing, Agua Caliente and the two Ivanpah units were issued notices of events of default under their respective loan agreements. On September 9, 2019, PG&E filed a plan of reorganization that would assume all power purchase agreements, including those held by Agua Caliente and the two Ivanpah units. The California Bankruptcy Court approved the PG&E plan and the Confirmation Order was entered on June 19, 2020. The plan went effective, and PG&E emerged from bankruptcy on July 1, 2020. In July 2020, the U.S. DOE agreed to waivers of the bankruptcy-related events of default with respect to the Agua Caliente and Ivanpah projects. Subsequent to PG&E's emergence from bankruptcy, the Agua Caliente and the Ivanpah projects were allowed to resume distributions, and as of November 5, 2020, NRG received $50 million. NRG renewed its efforts to sell its 35% interest in Agua Caliente in July 2020, following PG&E's emergence from bankruptcy.
NRG's maximum exposure to loss is limited to its equity investment, which was $197 million for Agua Caliente and $26 million for Ivanpah as of September 30, 2020.

Variable Interest Entities that are Consolidated
The Company has a controlling financial interest in certain entities that have been identified as VIEs under ASC 810. These arrangements are related to the Receivables Facility as further described in Note 9, Receivables Securitization and Repurchase Facility, and tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies, to the Company's 2019 Form 10-K. During the first quarter of 2020, the Company repurchased its partners' equity interest in one of the partnerships. As the Company retains control of its interest, the repurchase was recorded to equity. During the third quarter of 2020, the remaining Home Solar VIE was reclassified to held for sale as further discussed in Note 8, Impairments.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Accounts receivable	$887	$—
Other current assets	4	3
Net property, plant and equipment	—	71
Other long-term assets	25	27
Total assets	916	101
Current liabilities	5	4
Long-term debt	—	24
Other long-term liabilities	27	8
Total liabilities	32	36
Redeemable noncontrolling interest	—	20
Net assets less noncontrolling interest	$884	$45

Note 12 — Changes in Capital Structure
As of September 30, 2020 and December 31, 2019, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2019	421,890,790	(172,894,601)	248,996,189
Shares issued under LTIPs	1,150,559	—	1,150,559
Shares issued under ESPP	—	63,455	63,455
Shares repurchased	—	(6,062,783)	(6,062,783)
Balance as of September 30, 2020	423,041,349	(178,893,929)	244,147,420
Shares issued under LTIPs	5,400	—	5,400
Shares issued under ESPP	—	68,014	68,014
Balance as of November 5, 2020	423,046,749	(178,825,915)	244,220,834

Share Repurchases
The Company adopted, in the fourth quarter of 2019, a long-term capital allocation policy that targets allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend discussed below, supplemented by share repurchases. The following repurchases have been made during the nine months ended September 30, 2020:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2020 repurchases:
Repurchases	6,062,783		$197
Equivalent shares purchased in lieu of tax withholdings on equity compensation issuances(a)	711,248		27
Total Share Repurchases during the nine months ended September 30, 2020	6,774,031	$33.05	$224
(a) NRG elected to pay cash for tax withholding on equity awards instead of issuing actual shares to management. The average price per equivalent shares withheld was $38.23
Employee Stock Purchase Plan
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
NRG Common Stock Dividends
Beginning in the first quarter of 2020, NRG increased the annual dividend to $1.20 from $0.12 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.30 per share was paid on the Company's common stock during the three months ended September 30, 2020. On October 23, 2020, NRG declared a quarterly dividend on the Company's common stock of $0.30 per share, payable on November 16, 2020 to stockholders of record as of November 2, 2020.
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

The reconciliation of NRG's basic and diluted income per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic income per share:
Net income available to common shareholders	$249	$372	$683	$1,055
Weighted average number of common shares outstanding - basic	244	254	246	266
Income per weighted average common share — basic	$1.02	$1.46	$2.78	$3.97

Diluted income per share:
Net income available to common shareholders	$249	$372	$683	$1,055
Weighted average number of common shares outstanding - basic	244	254	246	266
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	2	1	2
Weighted average number of common shares outstanding - dilutive	245	256	247	268
Income per weighted average common share — diluted	$1.02	$1.45	$2.77	$3.94

As of September 30, 2020 and 2019, the Company had an insignificant number of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share.

Note 14 — Segment Reporting
As part of perfecting the integrated model, in which the majority of the Company’s generation serves its retail customers, the Company began managing its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus in 2020. As a result, the Company changed its business segments from Retail and Generation to Texas, East and West/Other beginning in the first quarter of 2020, as further described in Note 1, Nature of Business. The Company's updated segment structure reflects how management currently makes financial decisions and allocates resources The financial information for the three and nine months ended September 30, 2019 was recast to reflect the current segment structure.
In February 2019, as described in Note 4, Acquisitions, Discontinued Operations and Dispositions, the Company completed the sales of the South Central Portfolio and Carlsbad. The financial information for the three and nine months ended September 30, 2019 presented below reflects the presentation of these entities as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and allocation of capital, as well as net income/(loss).

	Three months ended September 30, 2020
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$1,992	$693	$122	$—	$2	$2,809
Depreciation and amortization	49	34	9	7	—	99
Impairment losses	—	—	29	—	—	29
Equity in earnings of unconsolidated affiliates	—	—	36	—	—	36
Income/(loss) from continuing operations before income taxes	288	149	17	(113)	—	341
Income/(loss) from continuing operations	288	149	17	(205)	—	249
Net income/(loss) attributable to NRG Energy, Inc	$288	$149	$17	$(205)	$—	$249

	Three months ended September 30, 2019
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$2,208	$679	$111	$—	$(2)	$2,996
Depreciation and amortization	45	31	8	7	—	91
Equity in earnings of unconsolidated affiliates	1	—	28	—	—	29
Income/(loss) from continuing operations before income taxes	348	121	16	(106)	1	380
Income/(loss) from continuing operations	348	121	15	(111)	1	374
Loss from discontinued operations, net of tax	—	—	—	(2)	—	(2)
Net income/(loss)	348	121	15	(113)	1	372
Net income/(loss) attributable to NRG Energy, Inc.	$348	$121	$15	$(113)	$1	$372

	Nine months ended September 30, 2020
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$4,928	$1,798	$341	$—	$(1)	$7,066
Depreciation and amortization	167	100	25	26	—	318
Impairment losses	—	—	29	—	—	29
Gain on sale of assets	—	—	1	5	—	6
Equity in (losses)/earnings of unconsolidated affiliates	(3)	—	40	—	—	37
Income/(loss) from continuing operations before income taxes	800	319	84	(304)	—	899
Income/(loss) from continuing operations	800	319	83	(519)	—	683
Net income/(loss) attributable to NRG Energy, Inc	$800	$319	$83	$(519)	$—	$683

	Nine months ended September 30, 2019
(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Operating revenues	$5,511	$1,812	$310	$—	$(7)	$7,626
Depreciation and amortization	125	87	26	23	—	261
Reorganization costs	5	—	—	11	—	16
Gain on sale of assets	—	1	—	1	—	2
Equity in (losses)/earnings of unconsolidated affiliates	(5)	—	13	—	—	8
Loss on debt extinguishment, net	—	—	—	(47)	—	(47)
Income/(loss) from continuing operations before income taxes	757	280	11	(382)	—	666
Income/(loss) from continuing operations	757	280	10	(390)	—	657
Income from discontinued operations, net of tax	—	—	—	399	—	399
Net income	757	280	10	9	—	1,056
Net income attributable to NRG Energy, Inc.	$757	$280	$9	$9	$—	$1,055
Note 15 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2020	2019	2020	2019
Income from continuing operations before income taxes	$341	$380	$899	$666
Income tax expense from continuing operations	92	6	216	9
Effective income tax rate	27.0%	1.6%	24.0%	1.4%
For the three and nine months ended September 30, 2020, the effective tax rates were higher than the statutory rate of 21% due to state tax expense partially offset by an excess tax benefit related to share-based compensation. For the same periods in 2019, the effective tax rates were lower than the statutory rate of 21% primarily due to the tax benefit for the change in valuation allowance partially offset by state tax expense.

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
Uncertain Tax Benefits
As of September 30, 2020, NRG had a non-current tax liability of $21 million for uncertain tax benefits from positions taken on various state income tax returns and accrued interest. For the nine months ended September 30, 2020, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of September 30, 2020, NRG had cumulative interest and penalties related to these uncertain tax benefits of $3 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 16 — Related Party Transactions
NRG provides services to some of its equity method investments under operations and maintenance agreements. Fees for the services under these agreements include recovery of NRG's costs of operating the plants. Certain agreements also include fees for administrative service, a base monthly fee, profit margin and/or annual incentive bonus.
The following table summarizes NRG's material related party transactions with third party affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Revenues from Related Parties Included in Operating Revenues
Gladstone	$1	$2	$2	$3
Ivanpah(a)	11	7	34	25
Midway-Sunset	1	2	4	4
Total	$13	$11	$40	$32
(a) Also includes fees under project management agreements with each project company

Note 17 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparties would have a claim under the first lien program. As of September 30, 2020, all hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
Jewett Mine Lignite Contract
The Company's Limestone facility historically burned lignite obtained from the Jewett mine, which was operated by TWCC. On or about March 15, 2019, the Jewett mine and related lignite supply agreement with NRG were acquired by Westmoreland Jewett Mining LLC ("Jewett Mining"), a subsidiary of Westmoreland Mining LLC pursuant to a plan of reorganization confirmed by the Texas Bankruptcy Court. Effective August 5, 2020, NRG's subsidiary, NRG Texas LLC, acquired all of the equity interests of Jewett Mining. Active mining under the lignite supply agreement ceased as of December 31, 2016; however, under the terms of the lignite supply agreement, Jewett Mining remains responsible for reclamation activities and NRG is responsible for all reclamation costs. NRG has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of approximately $99 million for the reclamation of the Jewett mine, which NRG supports through surety bonds. The cost of the reclamation may exceed the value of the bonds. NRG may provide additional performance assurance if required by the Railroad Commission of Texas.
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
XOOM Energy Litigation — XOOM is a defendant in two purported class action lawsuits pending in Maryland and New York. The plaintiffs generally claim that they did not receive the savings they were promised in their natural gas and electricity bills. In the Maryland lawsuit, the district court denied plaintiffs' bid to certify the case as a class action on August 18, 2020. The court is resetting the discovery and trial schedule for the remaining plaintiffs' individual claims. In the New York case, XOOM filed a motion to dismiss, which the court granted on September 21, 2018, later entering judgment in XOOM's favor on September 24, 2018. The plaintiffs in the New York case appealed to the U.S. Court of Appeals for the Second Circuit. On July 26, 2019, the Second Circuit reversed the judgment of the district court and remanded to the district court with instructions that plaintiffs be permitted to proceed on their proposed amended complaint. This matter was known and accrued for at the time of the acquisition.

Note 18 — Regulatory Matters
Environmental regulatory matters are discussed within Note 19, Environmental Matters.
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
South Central — On August 4, 2016, NRG received a document hold notice from FERC regarding conduct in the MISO and PJM markets. FERC Office of Enforcement Staff investigated potential violations of MISO rules involving bidding for the Big Cajun 2 facility, as well as other aspects of NRG’s operations in MISO. On August 18, 2020, FERC Office of Enforcement presented NRG with its preliminary findings. NRG will respond to the preliminary findings on January 15, 2021. FERC has the authority to require disgorgement of profits and to impose penalties and NRG retains any liability following the sale of the South Central Portfolio.
ISO-NE — On February 5, 2019, FERC informed the Company that it had made a preliminary finding that the Company violated FERC's market behavior rules in connection with offers made into the ISO-NE Forward Capacity Auction in 2016. On April 26, 2019, NRG responded to the preliminary findings. The investigation is awaiting further Commission action.

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
Air
On July 8, 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule requires states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. Numerous parties have challenged the ACE rule in the D.C. Circuit and numerous parties have filed petitions for reconsideration with the EPA.
Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. The Company is in the process of estimating the environmental capital expenditures that will be required to comply.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In September 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. On December 2, 2019, the EPA released for comment "Closure Part A Proposal" to revise the CCR Rule to address the D.C. Circuit's 2018 decision regarding the adequacy of clay-lined impoundments, obligations to close all unlined impoundments and related deadlines. On February 20, 2020, the EPA proposed the framework for developing and implementing a federal permit program for states that are not approved to administer the CCR rule. On March 3, 2020, the EPA proposed for comment "A Holistic Approach to Closure Part B," which proposes procedures for obtaining approval to operate existing impoundments with alternative liners. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. The Company anticipates that the EPA will promulgate additional regulations to further amend the existing rule. The Company has updated its estimates of required environmental capital expenditures.

Note 20 — Subsequent Events
As of November 5, 2020, the Company entered into $1.6 billion of interest rate hedges associated with anticipated financing needs.

Note 21 — Condensed Consolidating Financial Information
As of September 30, 2020, the Company had outstanding $4.4 billion of Senior Notes and Convertible Senior Notes due from 2026 to 2048 and outstanding $1.1 billion of Senior Secured Notes due from 2024 to 2029, as shown in Note 10, Long-term Debt. These Senior Notes and Senior Secured Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.
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

Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes, Convertible Senior Notes and Senior Secured Notes as of September 30, 2020:

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
NRG Dispatch Services LLC

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$2,513	$297	$—	$(1)	$2,809
Operating Costs and Expenses
Cost of operations	1,796	230	9	(1)	2,034
Depreciation and amortization	72	21	6	—	99
Impairment losses	—	29	—	—	29
Selling, general and administrative costs	154	7	92	—	253
Development costs	—	(1)	2	—	1
Total operating costs and expenses	2,022	286	109	(1)	2,416
Operating Income/(Loss)	491	11	(109)	—	393
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	—	—	540	(540)	—
Equity in earnings of unconsolidated affiliates	—	36	—	—	36
Other income, net	4	2	5	—	11
Interest expense	(3)	—	(96)	—	(99)
Total other income/(expense)	1	38	449	(540)	(52)
Income from Continuing Operations Before Income Taxes	492	49	340	(540)	341
Income tax expense	—	1	91	—	92
Net Income	$492	$48	$249	$(540)	$249
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$6,346	$730	$—	$(10)	$7,066
Operating Costs and Expenses
Cost of operations	4,357	586	(8)	(10)	4,925
Depreciation and amortization	232	60	26	—	318
Impairment losses	—	29	—	—	29
Selling, general and administrative costs	431	19	220	—	670
Reorganization costs	—	—	3	—	3
Development costs	—	—	6	—	6
Total operating costs and expenses	5,020	694	247	(10)	5,951
Gain on sale of assets	—	1	5	—	6
Operating Income/(Loss)	1,326	37	(242)	—	1,121
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	6	—	1,385	(1,391)	—
Equity in earnings of unconsolidated affiliates	—	37	—	—	37
Impairment losses on investments	—	(18)	—	—	(18)
Other income, net	14	6	32	—	52
Loss on debt extinguishment, net	—	—	(1)	—	(1)
Interest expense	(12)	(3)	(277)	—	(292)
Total other income/(expense)	8	22	1,139	(1,391)	(222)
Income from Continuing Operations Before Income Taxes	1,334	59	897	(1,391)	899
Income tax expense	—	2	214	—	216
Net Income	$1,334	$57	$683	$(1,391)	$683
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Net Income	$492	$48	$249	$(540)	$249
Other Comprehensive Income
Foreign currency translation adjustments, net	5	3	4	(8)	4
Defined benefit plans, net	2	—	—	(2)	—
Other comprehensive income	7	3	4	(10)	4
Comprehensive Income	$499	$51	$253	$(550)	$253
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Net Income	$1,334	$57	$683	$(1,391)	$683
Other Comprehensive Income
Foreign currency translation adjustments, net	2	1	2	(3)	2
Defined benefit plans, net	5	—	—	(5)	—
Other comprehensive income	7	1	2	(8)	2
Comprehensive Income	$1,341	$58	$685	$(1,399)	$685
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$23	$674	$—	$697
Funds deposited by counterparties	15	—	—	—	15
Restricted cash	5	—	1	—	6
Accounts receivable, net	650	1,034	805	(1,363)	1,126
Inventory	253	77	—	—	330
Derivative instruments	582	14	—	(18)	578
Cash collateral paid in support of energy risk management activities	74	3	—	—	77
Prepayments and other current assets	238	16	4	—	258
Total current assets	1,817	1,167	1,484	(1,381)	3,087
Property, plant and equipment, net	1,270	1,159	144	—	2,573
Other Assets
Investment in subsidiaries	28	—	4,981	(5,009)	—
Equity investments in affiliates	—	376	—	—	376
Operating lease right-of-use assets, net	68	167	110	—	345
Goodwill	400	179	—	—	579
Intangible assets, net	684	37	—	—	721
Nuclear decommissioning trust fund	828	—	—	—	828
Derivative instruments	315	10	—	(10)	315
Deferred income taxes	435	(32)	2,684	—	3,087
Other non-current assets	168	110	36	—	314
Total other assets	2,926	847	7,811	(5,019)	6,565
Total Assets	$6,013	$3,173	$9,439	$(6,400)	$12,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$3	$—	$—	$—	$3
Current portion of operating lease liabilities	18	33	18	—	69
Accounts payable	933	144	1,039	(1,363)	753
Derivative instruments	505	8	—	(18)	495
Cash collateral received in support of energy risk management activities	15	—	—	—	15
Accrued expenses and other current liabilities	275	71	305	—	651
Total current liabilities	1,749	256	1,362	(1,381)	1,986
Other Liabilities
Long-term debt	245	—	5,547	—	5,792
Non-current operating lease liabilities	56	134	107	—	297
Nuclear decommissioning reserve	311	—	—	—	311
Nuclear decommissioning trust liability	508	—	—	—	508
Derivative instruments	326	2	—	(10)	318
Deferred income taxes	—	17	—	—	17
Other non-current liabilities	307	266	489	—	1,062
Total other liabilities	1,753	419	6,143	(10)	8,305
Total Liabilities	3,502	675	7,505	(1,391)	10,291
Stockholders’ Equity	2,511	2,498	1,934	(5,009)	1,934
Total Liabilities and Stockholders’ Equity	$6,013	$3,173	$9,439	$(6,400)	$12,225
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2020
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Cash Flows from Operating Activities
Net income	$1,334	$57	$683	$(1,391)	$683
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Distributions from and equity in earnings/(losses) of unconsolidated affiliates and consolidated subsidiaries	(6)	6	(1,385)	1,391	6
Depreciation and amortization	232	60	26	—	318
Accretion of asset retirement obligations	19	27	—	—	46
Provision for credit losses	66	8	—	—	74
Amortization of nuclear fuel	40	—	—	—	40
Amortization of financing costs and debt discount/premiums	—	—	23	—	23
Loss on debt extinguishment, net	—	—	1	—	1
Amortization of emission allowances and energy credits	46	14	—	—	60
Amortization of unearned equity compensation	—	—	17	—	17
Net gain on sale of assets and disposal of assets	(16)	(1)	(5)	—	(22)
Impairment losses	—	47	—	—	47
Changes in derivative instruments	(27)	20	—	—	(7)
Changes in deferred income taxes and liability for uncertain tax benefits	(52)	11	243	—	202
Changes in collateral deposits in support of energy risk management activities	91	5	—	—	96
Changes in nuclear decommissioning trust liability	39	—	—	—	39
Changes in other working capital	355	(923)	331	—	(237)
Net Cash Provided/(Used) by Operating Activities	2,121	(669)	(66)	—	1,386
Cash Flows from Investing Activities
Intercompany dividends	—	—	2,591	(2,591)	—
Payments for acquisitions of businesses	(15)	(262)	—	—	(277)
Capital expenditures	(115)	(28)	(24)	—	(167)
Net purchases of emission allowances	(15)	—	—	—	(15)
Investments in nuclear decommissioning trust fund securities	(360)	—	—	—	(360)
Proceeds from the sale of nuclear decommissioning trust fund securities	318	—	—	—	318
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	8	2	5	—	15
Net contributions to investments in unconsolidated affiliates	—	2	—	—	2
Net Cash (Used)/Provided by Investing Activities	(179)	(286)	2,572	(2,591)	(484)
Cash Flows from Financing Activities
Intercompany dividends and transfers	(1,894)	964	(1,661)	2,591	—
Payments of dividends to common stockholders	—	—	(221)	—	(221)
Payments for share repurchase activity	—	—	(229)	—	(229)
Purchase of and distributions to noncontrolling interests from subsidiaries	—	(2)	—	—	(2)
Proceeds from issuance of common stock	—	—	1	—	1
Proceeds from issuance of long-term debt	—	—	59	—	59
Payment of debt issuance costs	—	—	(24)	—	(24)
Repayments of long-term debt	(59)	(3)	—	—	(62)
Net repayment of Revolving Credit Facility	—	—	(83)	—	(83)
Other	(6)	—	—	—	(6)
Net Cash (Used)/Provided by Financing Activities	(1,959)	959	(2,158)	2,591	(567)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(17)	2	348	—	333
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	37	21	327	—	385
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$20	$23	$675	$—	$718
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$2,473	$525	$—	$(2)	$2,996
Operating Costs and Expenses
Cost of operations	1,728	421	6	(2)	2,153
Depreciation and amortization	52	32	7	—	91
Selling, general and administrative costs	132	28	50	—	210
Reorganization costs	—	—	1	—	1
Development costs	—	—	1	—	1
Total operating costs and expenses	1,912	481	65	(2)	2,456
Operating Income/(Loss)	561	44	(65)	—	540
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	20	—	537	(557)	—
Equity in earnings of unconsolidated affiliates	—	29	—	—	29
Impairment losses on investments	—	(101)	(6)	—	(107)
Other income, net	11	1	5	—	17
Interest expense	(4)	(3)	(92)	—	(99)
Total other income/(expense)	27	(74)	444	(557)	(160)
Income/(Loss) from Continuing Operations Before Income Taxes	588	(30)	379	(557)	380
Income tax expense	—	1	5	—	6
Income/(Loss) from Continuing Operations	588	(31)	374	(557)	374
Loss from discontinued operations, net of income tax	—	—	(2)	—	(2)
Net Income Attributable to NRG Energy, Inc.	$588	$(31)	$372	$(557)	$372
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Operating Revenues
Total operating revenues	$6,382	$1,252	$—	$(8)	$7,626
Operating Costs and Expenses
Cost of operations	4,676	956	25	(8)	5,649
Depreciation and amortization	157	81	23	—	261
Impairment losses	1	—	—	—	1
Selling, general and administrative costs	366	56	193	—	615
Reorganization costs	—	—	16	—	16
Development costs	—	1	4	—	5
Total operating costs and expenses	5,200	1,094	261	(8)	6,547
Gain on sale of assets	1	1	—	—	2
Operating Income/(Loss)	1,183	159	(261)	—	1,081
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	32	—	1,266	(1,298)	—
Equity in earnings of unconsolidated affiliates	—	8	—	—	8
Impairment losses on investments	—	(101)	(6)	—	(107)
Other income, net	19	10	20	—	49
Loss on debt extinguishment, net	—	—	(47)	—	(47)
Interest expense	(11)	(12)	(295)	—	(318)
Total other income/(expense)	40	(95)	938	(1,298)	(415)
Income from Continuing Operations Before Income Taxes	1,223	64	677	(1,298)	666
Income tax expense	—	2	7	—	9
Income from Continuing Operations	1,223	62	670	(1,298)	657
Income from discontinued operations, net of income tax	9	5	385	—	399
Net Income	1,232	67	1,055	(1,298)	1,056
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	1	—	—	1
Net Income Attributable to NRG Energy, Inc.	$1,232	$66	$1,055	$(1,298)	$1,055
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Net Income/(Loss)	$588	$(31)	$372	$(557)	$372
Other Comprehensive Loss
Foreign currency translation adjustments, net	(5)	(4)	(4)	9	(4)
Available-for-sale securities, net	—	—	(14)	—	(14)
Defined benefit plans, net	(40)	—	(41)	40	(41)
Other comprehensive loss	(45)	(4)	(59)	49	(59)
Comprehensive Income/(Loss)	$543	$(35)	$313	$(508)	$313
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
(a)All significant intercompany transactions have been eliminated in consolidation

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2019
(Unaudited)

(In millions)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
Cash Flows from Operating Activities
Net income	$1,232	$67	$1,055	$(1,298)	$1,056
Income from discontinued operations	9	5	385	—	399
Income from continuing operations	1,223	62	670	(1,298)	657
Adjustments to reconcile net income to cash provided by operating activities:
Distributions from and equity in losses of unconsolidated affiliates and consolidated subsidiaries	(32)	(5)	(1,266)	1,298	(5)
Depreciation and amortization	156	82	23	—	261
Accretion of asset retirement obligations	25	6	—	—	31
Provision for credit losses	72	11	4	—	87
Amortization of nuclear fuel	40	—	—	—	40
Amortization of financing costs and debt discount/premiums	—	—	20	—	20
Loss on debt extinguishment, net	—	—	47	—	47
Amortization of emission allowances and energy credits	21	7	—	—	28
Amortization of unearned equity compensation	—	—	15	—	15
Net loss on sale of assets and disposal of assets	(25)	2	3	—	(20)
Impairment losses	1	101	6	—	108
Changes in derivative instruments	10	(12)	38	—	36
Changes in deferred income taxes and liability for uncertain tax benefits	—	(1)	(2)	—	(3)
Changes in collateral deposits in support of energy risk management activities	136	(7)	—	—	129
Changes in nuclear decommissioning trust liability	27	—	—	—	27
Changes in other working capital	(401)	(123)	(45)	—	(569)
Cash provided/(used) by continuing operations	1,253	123	(487)	—	889
Cash provided/(used) by discontinued operations	17	(9)	—	—	8
Net Cash Provided/(Used) by Operating Activities	1,270	114	(487)	—	897
Cash Flows from Investing Activities
Intercompany dividends	—	—	3,866	(3,866)	—
Payments for acquisitions of businesses	(348)	—	—	—	(348)
Capital expenditures	(135)	(23)	(25)	—	(183)
Decrease in notes receivable	—	—	2	—	2
Net purchases of emission allowances	14	—	—	—	14
Investments in nuclear decommissioning trust fund securities	(295)	—	—	—	(295)
Proceeds from the sale of nuclear decommissioning trust fund securities	271	—	—	—	271
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1	400	892	—	1,293
Net distributions from investments in unconsolidated affiliates	—	(94)		—	(94)
Contributions to discontinued operations	—	(44)	—	—	(44)
Cash (used)/provided by continuing operations	(492)	239	4,735	(3,866)	616
Cash used by discontinued operations	—	(2)	—	—	(2)
Net Cash (Used)/Provided by Investing Activities	(492)	237	4,735	(3,866)	614
Cash Flows from Financing Activities
Intercompany dividends and transfers	(824)	(317)	(2,725)	3,866	—
Payment of dividends to common stockholders	—	—	(24)	—	(24)
Payments for share repurchase activity	—	—	(1,322)	—	(1,322)
Payments for debt extinguishment	—	—	(24)	—	(24)
Net distributions to noncontrolling interests from subsidiaries	—	(1)	—	—	(1)
Proceeds from issuance of common stock	—	—	3	—	3
Proceeds from issuance of long-term debt	—	—	1,833	—	1,833
Payment of debt issuance costs	—	—	(34)	—	(34)
Payments for long-term debt	—	(55)	(2,432)	—	(2,487)
Net proceeds of Revolving Credit Facility	—	—	215	—	215
Cash used by continuing operations	(824)	(373)	(4,510)	3,866	(1,841)
Cash provided by discontinued operations	—	43	—	—	43
Net Cash Used by Financing Activities	(824)	(330)	(4,510)	3,866	(1,798)
Change in cash from discontinued operations	17	32	—	—	49
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(63)	(11)	(262)	—	(336)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	95	38	480	—	613
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$32	$27	$218	$—	$277
(a)All significant intercompany transactions have been eliminated in consolidation

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2020 and 2019. Also refer to NRG's 2019 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section. In addition, refer to the Current Report on Form 8-K filed with the SEC on May 7, 2020, which provides retrospectively revised historical financial information to correspond with the Company's current segment structure.
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
The Company determined in prior years that the following businesses were discontinued operations and recast prior periods to present their results in the corporate segment:
•South Central Portfolio
•Carlsbad
•GenOn

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is an integrated power company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to customers by producing and selling electricity and related products and services in major competitive power markets in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG is a customer-driven business focused on perfecting the integrated model by balancing retail load with generation supply within its deregulated markets. The Company sells energy, services, and innovative, sustainable products and services directly to retail customers under the names NRG, Reliant, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation as of September 30, 2020. NRG was incorporated as a Delaware corporation on May 29, 1992.
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

The following table summarizes NRG's generation portfolio in MW as of September 30, 2020 by operating segment:

Generation Type	Texas	East	West/Other (a)(b)	Total
Natural gas	4,774	2,686	2,308	9,768
Coal	4,174	3,140	605	7,919
Oil	—	3,600	—	3,600
Nuclear	1,132	—	—	1,132
Utility Scale Solar	—	—	321	321
Battery Storage & Distributed Solar	2	—	60	62
Total generation capacity (c)	10,082	9,426	3,294	22,802
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
NRG continues to remain focused on protecting the health and well-being of its employees, while supporting its customers and the communities in which it operates and assuring the continuity of its operations. NRG contributed $2 million to COVID-19 relief efforts, including funding for urgently needed safety equipment supporting first responders, as well as funds that aided local communities and teachers. The Company also allocated funding to the NRG Employee Relief Fund to assist employees adversely impacted by natural disasters and other extraordinary events.
NRG had activated its Crisis Management Team ("CMT") in January 2020, which proactively began managing the Company's response to the impacts of COVID-19. The CMT implemented the business continuity plans for the Company and had taken a variety of measures to ensure the ongoing availability of the Company's services, while maintaining the Company's commitment to its core values of health and safety. Pursuant to the Company's Infectious Disease & Pandemic Policy, in March 2020, NRG implemented restrictions on business travel and face-to-face sales channels, instituted remote work practices and enhanced cleaning and hygiene protocols in all of its facilities.
In order to effectively serve the Company’s customers, select essential employees and contractors are continuing to report to plant and certain office locations and safety protocols were successfully implemented. In June 2020, summer-critical office employees also returned to the offices. The Company requires pre-entry screening, including temperature checks, separation of work crews, additional personal protective equipment for employees and contractors when social distancing cannot be maintained, and a ban on all non-essential visitors. As a result of these business continuity measures, the Company has not experienced any material disruptions in its ability to continue its business operations to date. The Company will continue to evaluate additional return to normal work operations on a location-by-location basis as COVID-19 conditions evolve.
The Company continues to utilize the communication protocol established in January 2020, including a central information hub on its intranet. The Company has also provided certain additional wellness programs to support employees, including no-cost access to telehealth services, a mindfulness and meditation program, center or home based backup child and elder care, and access to the Company's Emergency Relief Fund for financially-impacted employees.
While the pandemic may present new risks, as further described in Part II, Item 1A — Risk Factors of this Form 10-Q, to the Company’s business, there was not a material adverse impact on the Company’s 2020 results of operations for the nine months ended September 30, 2020. NRG believes it has sufficient liquidity on hand to continue business operations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $3.5 billion as of September 30, 2020, consisting of cash on hand and its Revolving Credit Facility.
Following the President's declaration of COVID-19 outbreak being a national emergency, the Governors of the majority of states in which the Company operates issued executive orders that every person should, except where necessary to provide or obtain essential services, minimize social gatherings and minimize in-person contact with people who are not in the same household. The impact of these orders closed schools, restaurants and bars, except in certain cases for takeout, and other non-essential businesses. As state restrictions have been eased or lifted, loads have begun to recover in those markets in which the Company operates. The rebound in demand has varied across the Company's market footprint, as restrictions vary regionally. The Company expects demand uncertainty to continue in the near future. These restrictions have also created limitations to our face-to-face sales channels and are expected to negatively impact our customer count primarily in the East region.

In Texas, the PUCT adopted the COVID-19 Electricity Relief Program (“ERP”) to mitigate the impact of COVID-19 on Texas retail electric customers experiencing economic hardship as a result of the pandemic. The COVID-19 ERP provided temporary disconnection protection for eligible customers and established funds to offset some of the costs incurred by retail electric providers that continued service to those customers. The COVID-19 ERP disconnection protection and benefits ended on September 30, 2020. Consistent with the PUCT's orders, NRG is continuing to offer deferred payment plans to all residential and small commercial customers while the declaration of emergency in Texas is in place.
The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company exists as long as the virus impacts the level of economic activity in the United States and globally. For this reason, NRG cannot reasonably estimate with any degree of certainty the full impact COVID-19, and any resurgence of COVID-19, may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, risk exposure or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, any resurgence of the outbreak and the effectiveness of actions taken to contain, mitigate and treat the disease. See Part II, Item 1A — Risk Factors of this Form 10-Q.

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
Federal Energy Regulation
D.C. Circuit Ruling on FERC's Use of Tolling Orders — On June 30, 2020, the U.S. Court of Appeals for the D.C. Circuit issued a decision stating that FERC's ability to "toll" actions on rehearing beyond the statutory 30-day period is unlawful. FERC has indicated that it will not seek Supreme Court review of the D.C. Circuit decision. On September 17, 2020, FERC staff presented an overview of changes to FERC's practice regarding rehearing requests. In Federal Power Act cases, FERC staff explained that it will no longer issue tolling orders but instead will issue either a Notice of Denial of Rehearing by Operation of Law or a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. The first indicates that FERC would not intend to issue a merits order and the second indicates that FERC intends to issue further action. Chairman Chatterjee and Commissioner Glick issued a joint statement asking Congress to give FERC a reasonable amount of time to make a decision on rehearing requests under the Natural Gas Act and the Federal Power Act. This decision impacts an array of appeals related to the PJM MOPR order and will impact how rehearings are decided and appeals filed.

Regional Regulatory Developments
NRG is affected by rule and tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Note 18, Regulatory Matters.
East/West
PJM
Capacity Market Reforms Filing — On December 19, 2019, FERC issued an order on the pending proposals to reform the PJM market to mitigate subsidized resources in the capacity market. FERC directed PJM to apply the Minimum Offer Price Rule, or MOPR, to new and existing resources receiving state subsidies and subject them to default offer floor prices in their capacity bids. The Order provided for various category specific exemptions to the MOPR, as well as a unit specific exemption, which permits any resource that can justify an offer lower than the default offer price floor to submit such capacity bids to PJM for review. On April 16, 2020, FERC issued two orders on pending requests for rehearing. In those orders, FERC denied requests for rehearing with respect to its June 29, 2018 Order where it found PJM's then-existing Tariff to be unjust and unreasonable because it failed to address the price suppression of our-of-market payments from resources. FERC also affirmed its December 19, 2019 Order in which it directed PJM to apply the MOPR to state-subsidized resources. Multiple parties filed for appeal at various circuit courts. Under the host of Orders, PJM was required to make two compliance filings, one on March 18, 2020 and one on June 1, 2020. In the filings, PJM has stated, among other things, that it would hold its next capacity auction six and a half months after a ruling on the compliance filing. On October 15, 2020, FERC issued an order on the pending compliance filings, in which FERC, in part, accepted the MOPR as described in PJM's compliance filings and required PJM to submit another compliance filing within 30 days. Importantly, FERC approved PJM's proposed auction schedule, however, the timing of the auction remains dependent on a FERC order in the ORDC docket discussed below. Subjecting subsidized resources to default offer floors in the capacity market should protect the market from further price suppression. The impact of these changes on capacity market outcomes depends on, among other factors, bidding behavior, load forecast changes, new resource entry, and existing resource exit.
Indiana Municipal Power Agency and City of Lawrenceburg, Indiana Complaint on Station Power — On September 17, 2020, FERC issued an order in response to a complaint and request for declaratory judgement challenging the station power wholesale netting provisions in PJM's tariff. FERC found that it does not have jurisdiction over the supply of station power and the provision of station power is a retail sale subject to state jurisdiction. The order establishes a Section 206 proceeding and requires PJM to submit a filing within 60 days to show why the station service netting provisions of its tariff are just and reasonable. Parties have filed requests for rehearing, which remain pending. This decision could affect the rates that plants pay for station power.
PJM's ORDC Filing and Compliance Directives — On March 29, 2019, PJM proposed energy and reserve market reforms to enhance price formation in reserve markets, which includes modifying its ORDC and aligning market-based reserve product in Day-Ahead and Real-Time markets. On May 21, 2020, FERC approved PJM's proposed energy and reserve market reforms. PJM proposes to implement these changes in May 2022, subject to FERC approval on compliance. In addition to approving PJM's proposal, FERC also directed PJM to implement a forward-looking Energy and Ancillary Services Offset to be used in PJM's capacity markets. PJM submitted a compliance filing to revise its tariff on August 5, 2020. This matter is pending at FERC. The changes are expected to be implemented for the 2022/2023 Base Residual Auction.
New Jersey Board of Public Utilities’ Investigation on Resource Adequacy Alternatives — On March 25, 2020, the NJBPU initiated a proceeding to investigate resource adequacy alternatives for New Jersey. NRG submitted initial comments on May 20, 2020, and subsequently filed reply comments on June 24, 2020. On September 18, 2020, the NJBPU held a technical conference, where an NRG representative participated on the panel. The proceeding is pending. Any actions taken by the NJBPU could affect market prices in PJM.
New England
ISO-NE Inventoried Energy Compensation Proposal — On March 25, 2019, ISO-NE proposed an interim measure to address near-term fuel security concerns. On August 6, 2019, FERC issued a notice stating that due to lack of quorum, ISO-NE's proposal became effective by operation of law. Multiple parties filed for rehearing. Those rehearings were denied. Subsequently, multiple parties filed an appeal of FERC's Order to the Court of Appeals for the D.C. Circuit. On April 14, 2020, FERC filed a motion for a voluntary remand. On April 21, 2020, the Court of Appeals for the D.C. Circuit remanded the case back to FERC. On June 18, 2020, FERC issued an order accepting the Inventoried Energy Compensation Proposal and by operation of law denied requests for rehearing on August 20, 2020. Multiple parties filed amended petitions for review to include FERC's order on remand. ISO-NE's proposal will affect future capacity market prices and the compensation that fuel secure units receive.
ISO-NE Fuel Security Improvements Proposal — On April 15, 2020, ISO-NE filed a compliance filing proposing improvements to the wholesale market design to address winter fuel security issues as directed by FERC. Multiple parties filed comments and protests. On October 30, 2020, FERC rejected ISO-NE's proposal and also rejected ISO-NE's request to sunset the Inventories Energy Program and the Fuel Security Retention Mechanism one year earlier than initially planned. The outcome of the matter will affect market prices in ISO-NE.
Mystic's Complaint on Transmission Reliability Review — On June 10, 2020, Constellation Mystic Power LLC filed a complaint at FERC against ISO-NE alleging that ISO-NE violated its Tariff in its addition of language to its planning procedure and in its conduct in carrying out a competitive transmission REP to address the retirements of Mystic Units 8 and 9. NRG, through its trade associations, filed comments on June 30, 2020. On August 17, 2020, FERC issued an order denying the complaint. On September 16, 2020, Constellation Mystic Power LLC filed for rehearing. The rehearing is pending. The outcome of this proceeding affects the retirement of the Mystic Units 8 and 9, thereby affecting capacity prices in ISO-NE.
Paper Hearing on ISO-NE's New Entrant Rule — On July 1, 2020, FERC issued an order establishing a Section 206 hearing initiated by FERC's preliminary finding that the "new entrant rules" may be unjust and unreasonable, specifically as it relates to the seven-year price-lock rule. This order is a result of the D.C. Circuit February 2, 2018 remand of a FERC order regarding how generators that previously received a seven-year "price lock" should be priced in future auctions. The price-lock mechanism permits qualified new resources that clear the auction to receive their first-year clearing price for seven years. On August 24, 2020, NRG filed an initial brief. Because several auctions have been held under the existing rules, any subsequent order from FERC could affect future capacity prices in ISO-NE, as well as affect the price that non-price locked resources could receive from prior capacity auctions.
Competitive Auctions with Sponsored Resources Proposal (CASPR) — On January 8, 2018, ISO-NE filed the CASPR proposal which attempts to accommodate state sponsored resources while maintaining competitive market pricing. On January 29, 2018, NRG protested certain aspects of the proposal and also supported ISO-NE's beginning attempts to address state sponsored resources entering the capacity market. On March 19, 2018, FERC issued an order approving CASPR. Several parties filed requests for rehearing, which are still pending. On August 31, 2020, parties filed an appeal to the D.C. Circuit. On October 19, 2020, FERC filed a motion at the D.C. Circuit to dismiss the appeal. The outcome of this proceeding will potentially affect future capacity market prices.
New York
New York State Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued an order referred to as the Retail Reset Order. Among other things, the Retail Reset Order placed a price cap on energy supply offers and imposed burdensome new regulations on customers. Various parties have challenged the NYSPSC's authority to regulate prices charged by competitive suppliers. On May 9, 2019 the New York Court of Appeals, the state’s highest tribunal, issued a decision affirming the NYSPSC’s authority to regulate ESCO’s prices as a condition of access to the utilities’ infrastructure. In conjunction with the court challenge, the NYSPSC also noticed an evidentiary proceeding. On December 12, 2019, the NYSPSC issued an order adopting changes to the retail access energy market based on the record in the evidentiary proceeding. The Order limits ESCO offers to three compliant products: guaranteed savings from the utility default rate, a fixed term capped at 5% of the rolling 12-month average utility default rate, or NY-sourced renewable energy that is at least 50% greater than the prevailing NY Renewable Energy Standard for load serving entities. The Order also establishes new ESCO eligibility criteria and certification process, as well as re-certification of current ESCOs. The NYSPSC ordered compliance effective February 10, 2020. On January 13, 2020, multiple parties filed motions for rehearing and a stay of the Order. On September 17, 2020, NYSPSC issued an Order denying all petitions for reconsideration or rehearing. That Order also extended the effective date for the three compliant products to February 16, 2021. The limited offerings imposed by the Order, as issued, may negatively impact the Company's retail sales in New York.
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

New York Buyer Side Mitigation Proceedings — On February 20, 2020, FERC issued multiple orders pertaining to the NYISO capacity market. The orders narrowed certain exemptions to buyer side mitigation measures. Specifically, FERC stated that certain renewable and self-supply resources would be exempt from offer floor mitigation but rejected NYISO’s proposal of a 1,000 MW cap on renewable resources that could qualify for the exemption. FERC ordered NYISO to make a compliance filing narrowly tailoring its cap. On April 7, 2020, NYISO submitted its compliance filing proposing a formula that sets the Renewable Exemption Limit based generally on projected load growth and generator requirements. On April 28, 2020, the generator trade association filed comments seeking clarification related to the Renewable Exemption Limit formula. On July 16, 2020, FERC accepted a large part of NYISO's April compliance filing. FERC also rejected a complaint to exempt new electric storage resources. It also rejected a blanket exemption to demand response providers currently subject to mitigation but granted a request for new demand response to receive a blanket exemption from the buyer side mitigation measures. On June 18, 2020, the NYSPSC filed petitions for review with the D.C. Circuit regarding these buyer side mitigation orders. The D.C. Circuit issued an order holding the appeals in abeyance pending FERC's consideration of rehearing requests. Implementation of buyer side mitigation measures to address price suppression provides more accurate capacity price signals in the competitive market.
New York Generators' Complaint on Buyer Side Mitigation Rules — On October 14, 2020, two New York generators, Cricket Valley and Empire Generating, filed a complaint at FERC against the NYISO arguing that the NYISO's offer floor rules are unjust and unreasonable because they do not address price suppression in the market. The complaint requests that FERC order the NYISO to implement a MOPR that covers out-of-market support to new and existing resources, similar to that in PJM. The outcome of this proceeding could affect capacity market prices in New York.
Texas
Public Utility Commission of Texas’ Actions Related to COVID-19 — On March 26, 2020, the PUCT adopted the COVID-19 Electricity Relief Program ("ERP") aimed to mitigate the impact of COVID-19 on residential customers in the competitive retail electric market who are experiencing economic hardship as a result of the pandemic. The COVID-19 ERP protected residential customers deemed eligible by the PUCT’s third party administrator from disconnection for nonpayment until September 30, 2020. The COVID-19 ERP also established an emergency fund to allow Retail Electric Providers ("REPs") to recover a certain amount of credit losses incurred while continuing to serve these customers. REPs may recover from the fund a proxy for a portion of their costs (at a fixed rate of $0.04 per kWh) related to eligible residential customers with an unpaid, past due electric bill. Additional protections enacted by the PUCT included a separate March 26, 2020 order that required REPs to suspend charging residential and small commercial customers late fees as part of the response to the Governor's disaster declaration relating to COVID-19. On April 17, 2020, the PUCT narrowed the scope of the late fees waiver to just residential customers. The late fees waiver ended on May 15, 2020.
CAISO
Resource Adequacy Central Procurement Proceeding — On June 11, 2020, the CPUC adopted a decision mandating the central procurement of multi-year local resource adequacy capacity to begin for the 2023 compliance year for PG&E and Southern California Edison ("SCE") service areas, under which PG&E and SCE would be the respective central procurement entities. The decision declined to adopt a central procurement framework for the San Diego Gas and Electric service area and rejected a proposed settlement filed by various entities, including NRG, which included the expansion of multi-year requirements to all categories of resource adequacy (system, flexible and local) and a residual procurement model for the central procurement entity. The CPUC decision represents a retreat from market-based solutions ensuring reliable capacity in California.

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
A number of regulations that may affect the Company are under review by the EPA or have been revised recently, including ash storage and disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. The Company’s environmental matters are described in the Company’s

2019 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 19, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q and as follows.
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
 Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In September 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. On August 14, 2019, the EPA proposed targeted changes to the April 2015 Rule including changes to address the August 2018 D.C. Circuit decision. On December 2, 2019, the EPA released for comment "Closure Part A Proposal" to revise the CCR Rule to address the D.C. Circuit's 2018 decision regarding the adequacy of clay-lined impoundments, obligations to close all unlined impoundments and related deadlines. On February 20, 2020, the EPA proposed the framework for developing and implementing a federal permit program for states that are not approved to administer the CCR rule. On March 3, 2020, the EPA proposed for comment "A Holistic Approach to Closure Part B," which proposes procedures for obtaining approval to operate existing impoundments with alternative liners. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. The Company anticipates that the EPA will promulgate additional regulations to further amend the existing rule. The Company has updated its estimates of required environmental capital expenditures.
Domestic Site Remediation Matters
Under certain federal, state and local environmental laws, a current or previous owner or operator of a facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products. NRG may be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills during its operations. Further discussions of affected NRG sites can be found in Note 17, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.
Jewett Mine Lignite Contract — The Company's Limestone facility historically burned lignite obtained from the Jewett mine, which was operated by TWCC. On or about March 15, 2019, the Jewett mine and related lignite supply agreement with NRG were acquired by Westmoreland Jewett Mining LLC ("Jewett Mining"), a subsidiary of Westmoreland Mining LLC pursuant to a plan of reorganization confirmed by the Texas Bankruptcy Court. Effective August 5, 2020, NRG's subsidiary, NRG Texas LLC, acquired all of the equity interests of Jewett Mining. Active mining under the lignite supply agreement ceased as of December 31, 2016; however, under the terms of the lignite supply agreement, Jewett Mining remains responsible for reclamation activities and NRG is responsible for all reclamation costs. NRG has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of approximately $99 million for the reclamation of the Jewett mine, which NRG supports through surety bonds. The cost of the reclamation may exceed the value of the bonds. NRG may provide additional performance assurance if required by the Railroad Commission of Texas.
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
On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Nuclear Waste Policy Act through December 31, 2013, which has been extended three times through addendums to cover payments through December 31, 2022. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the U.S., nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities on-site. STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. The Company is in the process of estimating the environmental capital expenditures that will be required to comply.
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
The Company will pay an aggregate purchase price of $3.625 billion in cash, subject to a purchase price adjustment, including a working capital adjustment. The Company expects to fund the purchase price using a combination of cash on hand and approximately $3 billion of newly-issued secured and unsecured corporate debt. The Company also expects to increase its collective collateral facilities by $3.5 billion through a combination of new letter of credit facilities and increases to its existing Revolving Credit Facility.

The shareholders of Centrica approved the acquisition on August 20, 2020. The transaction has received approvals under the Canadian Competition Act and early termination of the waiting period under the HSR Act has been granted. The transaction remains subject to customary closing conditions, including the receipt of approval under the Federal Power Act.
The acquisition is targeted to close by December 31, 2020. There are no assurances that the conditions to the consummation of the acquisition of Direct Energy will be satisfied or that the acquisition of Direct Energy will be consummated on the terms agreed to, or at all.
Receivables Securitization and Repurchase Facility
On September 22, 2020, NRG Receivables LLC, a bankruptcy remote, special purpose, indirect wholly owned subsidiary, entered into a revolving accounts receivable financing facility (the "Receivables Facility") for an amount up to $750 million, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the "Lenders".) As of September 30, 2020, there were no outstanding borrowings and there were $179 million in letters of credit issued under the Receivables Facility.
On September 22, 2020, the Company entered into an uncommitted repurchase facility (the “Repurchase Facility”) related to the Receivables Facility. Under the Repurchase Facility, the Company can borrow up to $75 million, collateralized by a subordinated note issued by NRG Receivables LLC to NRG Retail LLC in favor of the originating entities representing a portion of the balance of receivables sold to NRG Receivables LLC under the Receivables Facility. As of September 30, 2020, there were no outstanding borrowings under the Repurchase Facility.
For further discussion on the Receivables Facility and Repurchase Facility, see Note 9, Receivables Securitization and Repurchase Facility.
Midwest Generation Lease Purchase
On September 29, 2020, Midwest Generation acquired all of the ownership interests in the Powerton facility and Units 7 and 8 of the Joliet facility, which were being leased through 2034 and 2030, respectively, for approximately $260 million. The purchase was initially funded with cash-on-hand. The Company anticipates drawing on its Revolving Credit Facility in an amount equal to the previously existing operating lease liability of $148 million before December 31, 2020. Upon closing, lease expense related to these facilities, which totaled approximately $14 million in 2019, has been eliminated.
Share Repurchases
During the nine months ended September 30, 2020, the Company completed $224 million of share repurchases at an average price of $33.05 per share, including $27 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuance.
Renewable Power Purchase Agreements
During 2019, NRG began execution of its strategy to procure mid to long-term generation through renewable power purchase agreements. As of September 30, 2020, NRG has entered into PPAs totaling approximately 1,700 MWs with third-party project developers and other counterparties. The tenor of these agreements is an average between eleven and twelve years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. Due to COVID-19, certain of these PPA contracts have been amended to allow for the delay of the project's completion date from mid-2021 into 2022. These amendments include improved terms for NRG.
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
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions, except as otherwise noted)	2020	2019	Change	2020	2019	Change
Operating Revenues
Retail revenue	$2,302	$2,488	$(186)	$5,795	$5,762	$33
Energy revenue(a)	222	426	(204)	429	952	(523)
Capacity revenue(a)	174	194	(20)	518	551	(33)
Mark-to-market for economic hedging activities	39	(210)	249	78	51	27
Other revenues (a)(b)	72	98	(26)	246	310	(64)
Total operating revenues	2,809	2,996	(187)	7,066	7,626	(560)
Operating Costs and Expenses
Cost of Sales (c)	1,515	1,948	433	3,799	4,562	763
Mark-to-market for economic hedging activities	157	(146)	(303)	65	74	9
Contract and emissions credit amortization (c)	2	5	3	4	16	12
Operations and maintenance	265	263	(2)	837	795	(42)
Other cost of operations	95	83	(12)	220	202	(18)
Total cost of operations	2,034	2,153	119	4,925	5,649	724
Depreciation and amortization	99	91	(8)	318	261	(57)
Impairment losses	29	—	(29)	29	1	(28)
Selling, general and administrative costs	253	210	(43)	670	615	(55)
Reorganization costs	—	1	1	3	16	13
Development costs	1	1	—	6	5	(1)
Total operating costs and expenses	2,416	2,456	40	5,951	6,547	596
Gain on sale of assets	—	—	—	6	2	4
Operating Income	393	540	(147)	1,121	1,081	40
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	36	29	7	37	8	29
Impairment losses on investments	—	(107)	107	(18)	(107)	89
Other income, net	11	17	(6)	52	49	3
Loss on debt extinguishment, net	—	—	—	(1)	(47)	46
Interest expense	(99)	(99)	—	(292)	(318)	26
Total other expense	(52)	(160)	108	(222)	(415)	193
Income from Continuing Operations Before Income Taxes	341	380	(39)	899	666	233
Income tax expense	92	6	(86)	216	9	(207)
Income from Continuing Operations	249	374	(125)	683	657	26
(Loss)/income from discontinued operations, net of income tax	—	(2)	2	—	399	(399)
Net Income	249	372	(123)	683	1,056	(373)
Less: Net income attributable to redeemable noncontrolling interests	—	—	—	—	1	(1)
Net Income Attributable to NRG Energy, Inc.	$249	$372	$(123)	$683	$1,055	$(372)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$1.98	$2.23	(11)%	$1.88	$2.67	(30)%
(a) Includes gains and losses from financially settled transactions
(b) Includes trading gains and losses
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2020 and 2019
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2020 and 2019. The average on-peak power prices decreased in Texas and East due to mild weather and lower demand due to COVID-19. The average on-peak power prices increased in California due to summer heat.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2020	2019	Change %
Texas
ERCOT - Houston(a)	$28.59	$120.55	(76)%
ERCOT - North(a)	27.91	120.49	(77)%

East
NY J/NYC(b)	$27.32	$31.13	(12)%
NEPOOL(b)	27.20	29.52	(8)%
COMED (PJM)(b)	25.82	29.86	(14)%
PJM West Hub(b)	28.24	31.17	(9)%
West
MISO - Louisiana Hub(b)	$24.83	$29.75	(17)%
CAISO - SP15(b)	61.94	37.32	66%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

The following table summarizes average realized power prices for NRG, including the impact of settled hedges, for the three months ended September 30, 2020 and 2019:

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2020	2019	Change %
East(a)	$31.23	$31.60	(1)%
West/Other	48.39	35.87	35
(a) Average Realized Power Price reflects energy sales from the generation fleet, omitting sales to the retail component of the East Segment. Intercompany financial transactions hedging generation with the retail business make up $4.09/MWh in the three months ended September 30, 2020 and $3.13/MWh in the three months ended September 30, 2019

The average realized power prices increased in West/Other for the three months ended September 30, 2020 as compared to the same period in 2019, due to summer heat in California.
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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$1,921	$381	$—	$—	$2,302
Energy revenue	11	93	117	1	222
Capacity revenue	—	158	16	—	174
Mark-to-market for economic hedging activities	1	43	(10)	5	39
Other revenue	59	18	(1)	(4)	72
Operating revenue	1,992	693	122	2	2,809
Cost of fuel	(206)	(58)	(36)	—	(300)
Purchased power	(287)	(140)	(13)	1	(439)
Other cost of sales(a)(b)	(647)	(118)	(11)	—	(776)
Mark-to-market for economic hedging activities	(153)	2	(1)	(5)	(157)
Contract and emission credit amortization	(2)	—	—	—	(2)
Gross margin	$697	$379	$61	$(2)	$1,135
Less: Mark-to-market for economic hedging activities, net	(152)	45	(11)	—	(118)
Less: Contract and emission credit amortization, net	(2)	—	—	—	(2)
Economic gross margin	$851	$334	$72	$(2)	$1,255
(a) Includes capacity and emissions credits
(b) Includes $595 million and $3 million of TDSP expense in Texas and East, respectively
Business Metrics
Mass Market electricity sales volume (GWh)	12,849	3,028	—		15,877
C&I electricity sales volume (GWh)	4,886	439	—		5,325
Natural gas sales volume (MDth)	—	1,850	—		1,850
Average retail Mass Market customer count (in thousands)	2,452	1,154	—		3,606
Ending retail Mass Market customer count (in thousands)	2,460	1,139	—		3,599
GWh sold	11,294	3,426	2,418		17,138
GWh generated:(a)
Coal	5,265	1,110	—		6,375
Gas	3,102	1,089	2,200		6,391
Nuclear	2,531	—	—		2,531
Oil	—	174	—		174
Total	10,898	2,373	2,200		15,471
(a) Includes owned and leased generation, and excludes equity investments

	Three months ended September 30, 2019
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$2,132	$356	$—	$—	$2,488
Energy revenue	211	109	107	(1)	426
Capacity revenue	—	185	9	—	194
Mark-to-market for economic hedging activities	(213)	12	(9)	—	(210)
Other revenue	78	17	4	(1)	98
Operating revenue	2,208	679	111	(2)	2,996
Cost of fuel	(227)	(79)	(55)	—	(361)
Purchased power	(573)	(160)	(6)	2	(737)
Other cost of sales(a)(b)	(739)	(101)	(10)	—	(850)
Mark-to-market for economic hedging activities	141	5	—	—	146
Contract and emission credit amortization	(5)	—	—	—	(5)
Gross margin	$805	$344	$40	$—	$1,189
Less: Mark-to-market for economic hedging activities, net	(72)	17	(9)	—	(64)
Less: Contract and emission credit amortization, net	(5)	—	—	—	(5)
Economic gross margin	$882	$327	$49	$—	$1,258
(a) Includes capacity and emissions credits
(b) Includes $620 million and $2 million of TDSP expense in Texas and East, respectively
Business Metrics
Mass Market electricity sales volume (GWh)	13,468	2,934	—		16,402
C&I electricity sales volume (GWh)	5,030	334	—		5,364
Natural gas sales volume (MDth)	—	1,693	—		1,693
Average retail Mass Market customer count (in thousands)	2,397	1,163	—		3,560
Ending retail Mass Market customer count (in thousands)	2,466	1,231	—		3,697
GWh sold	13,422	3,829	2,983		20,234
GWh generated:(a)
Coal	6,014	1,097	—		7,111
Gas	3,355	1,373	2,995		7,723
Nuclear	2,511	—	—		2,511
Oil	—	192	—		192
Renewables	—	—	2		2
Total	11,880	2,662	2,997		17,539
(a) Includes owned and leased generation, and excludes equity investments

The table below represents the weather metrics for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
Weather Metrics	Texas	East	West/Other (b)
2020
CDDs (a)	1,640	874	1,152
HDDs (a)	6	72	4
2019
CDDs	1,840	869	1,219
HDDs	—	29	9
10-year average
CDDs	1,693	818	1,149
HDDs	5	54	13
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
Gross margin decreased $54 million and economic gross margin decreased $3 million, both of which include intercompany sales, during the three months ended September 30, 2020, compared to the same period in 2019.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower fuel and supply costs primarily due to lower costs to serve the retail load, driven by lower power prices of $35 per MWh from purchasing incremental supply in 2019 at escalated prices above $1,000/MWh during periods of extreme weather, partially offset by sell back of excess supply	$276
Lower gross margin due to a decrease in net sales of generation to third parties, as the supply was fully utilized to serve the Company's retail load following the integration of the wholesale generation and retail businesses with a geographical focus in 2020	(142)
Lower net revenue rates driven by customer term, product, mix and the impact from COVID-19 of $4.25 per MWh or $74 million, lower net revenue from decreased load of 735,000 MWhs from unfavorable weather of $59 million and attrition and customer mix of $67 million, partially offset by higher retail net revenue due to increased volumes from the acquisition of Stream in August 2019 of $54 million	(146)
Lower gross margin from market optimization activities	(10)
Other	(9)
Decrease in economic gross margin	$(31)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(80)
Increase in contract and emission credit amortization	3
Decrease in gross margin	$(108)

East

(In millions)
Higher gross margin driven by a 38% increase in New York realized capacity prices	$15
Higher gross margin due to increased sales of portable solar and power products	7
Higher gross margin from higher revenue rates of $4 million, or $2 per MWh, and a favorable impact from weather of $1 million	5
Higher gross margin due to market optimization activities	5
Higher gross margin from lower supply costs on load contracts	3
Lower gross margin due to a decrease in PJM capacity volumes	(14)
Lower gross margin due to a 25% decrease in New England realized capacity prices	(8)
Lower gross margin due to insurance proceeds from outages in 2019	(8)
Other	2
Increase in economic gross margin	$7
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	28
Increase in gross margin	$35

West/Other

(In millions)
Higher gross margin primarily due to MISO uplift payments resulting from out-of-market dispatch during Hurricane Laura and increased California resource adequacy pricing, partially offset by lower realized pricing in the West	$25
Higher gross margin from market optimization activities	5
Lower gross margin due to the sale of emission credits in 2019	(5)
Lower gross margin primarily due to forced outages at Cottonwood in 2020	(3)
Other	1
Increase in economic gross margin	$23
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(2)
Increase in gross margin	$21

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $54 million during the three months ended September 30, 2020, compared to the same period in 2019.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by segment was as follows:

	Three months ended September 30, 2020
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$25	$1	$1	$29
Net unrealized (losses)/gains on open positions related to economic hedges	(1)	18	(11)	4	10
Total mark-to-market gains/(losses) in operating revenues	$1	$43	$(10)	$5	$39
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(128)	$(1)	$—	$(1)	$(130)
Reversal of acquired (gain)/loss positions related to economic hedges	(3)	1	—	—	(2)
Net unrealized (losses)/gains on open positions related to economic hedges	(22)	2	(1)	(4)	(25)
Total mark-to-market (losses)/gains in operating costs and expenses	$(153)	$2	$(1)	$(5)	$(157)

	Three months ended September 30, 2019
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$25	$22	$9	$—	$56
Net unrealized (losses) on open positions related to economic hedges	(238)	(10)	(18)	—	(266)
Total mark-to-market (losses)/gains in operating revenues	$(213)	$12	$(9)	$—	$(210)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(174)	$—	$—	$—	$(174)
Reversal of acquired (gain)/loss positions related to economic hedges	(6)	3	—	—	(3)
Net unrealized gains on open positions related to economic hedges	321	2	—	—	323
Total mark-to-market gains in operating costs and expenses	$141	$5	$—	$—	$146
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2020, the $39 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period as well as an increase in the value of open positions as a result of decreases in New York capacity prices. The $157 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period as well as a decrease in the value of open positions as a result of increases in natural gas prices and ERCOT heat rate contraction.
For the three months ended September 30, 2019, the $210 million loss in operating revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of ERCOT heat rate expansion, partially offset by the reversal of previously recognized losses on contracts that settled during the period. The $146 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of ERCOT heat rate expansion, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2020 and 2019. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2020	2019
Trading gains/(losses)
Realized	$3	$13
Unrealized	(5)	(4)
Total trading (losses)/gains	$(2)	$9

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Three months ended September 30, 2020	$147	$95	$23	$2	$(2)	$265
Three months ended September 30, 2019	143	97	22	2	(1)	263

Operations and maintenance expense increased by $2 million for the three months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase due to higher spend for customer operations including digital capabilities, data analytics and retention	$7
Increase due to the Stream Energy acquisition in August 2019	3
Increase due to incremental expenses related to COVID-19	3
Decrease in outage and maintenance costs primarily due to prior year planned outages at STP and forced outages at W.A. Parish	(11)
Increase in operations and maintenance expense	$2

Other Cost of Operations
Other cost of operations are comprised of the following:

(In millions)	Texas	East	West/Other	Total
Three months ended September 30, 2020	$63	$24	$8	$95
Three months ended September 30, 2019	46	23	14	83
Other costs of operations increased $12 million for the three months ended September 30, 2020, compared to the same period in 2019, due to an increase in ARO expense at Jewett Mine, partially offset by increased ARO at Encina in 2019.

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Three months ended September 30, 2020	$49	$34	$9	$7	$99
Three months ended September 30, 2019	45	31	8	7	91
Depreciation and amortization increased by $8 million primarily due to customer book acquisitions in 2020.
Impairment losses
Impairment losses of $29 million were recorded during the three months ended September 30, 2020 related to advanced negotiations to sell the Home Solar business, as further discussed in Note 8, Impairments.

Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Three months ended September 30, 2020	$152	$72	$11	$18	$253
Three months ended September 30, 2019	130	69	6	5	210
Selling, general and administrative costs increased by $43 million for the three months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase due to higher personnel costs, partially offset by income from transition services agreements in 2019	$24
Increase in selling and marketing expenses primarily related to increased advertising expenses and marketing campaigns to increase customer count	14
Increase in acquisition costs related to the Direct Energy acquisition	9
Increase due to higher amortization of commissions	3
Decrease in bad debt expense due to improved collections in 2020	(8)
Other	1
Increase in selling, general and administrative costs	$43

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates was $7 million higher for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to higher revenues at Ivanpah driven by operational efficiencies and favorable weather.
Impairment losses on investments
Impairment losses on investments of $107 million were recorded during the three months ended September 30, 2019, primarily related to the impairment of Petra Nova Parish Holdings, as further discussed in Note 8, Impairments.
Other Income, Net
Other income, net decreased by $6 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a gain recognized in the third quarter of 2019 as a result of the curtailment of benefits for the STP benefit pension plan.
Income Tax Expense
For the three months ended September 30, 2020, income tax expense of $92 million was recorded on pre-tax income of $341 million. For the same period in 2019, an income tax expense of $6 million was recorded on pre-tax income of $380 million. The effective tax rates were 27.0% and 1.6% for the three months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020, the effective tax rate was higher than the statutory rate of 21%, due to state tax expense partially offset by an excess tax benefit related to share-based compensation. For the same period in 2019, the effective tax rate was lower than the statutory rate of 21%, primarily due to the tax benefit for the change in valuation allowance, partially offset by state tax expense.

Management’s discussion of the results of operations for the nine months ended September 30, 2020 and 2019
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2020 and 2019. The average on-peak power prices decreased due to increased renewable generation and lower than expected load growth due to COVID-19.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2020	2019	Change %
Texas
ERCOT - Houston (a)	$26.09	$60.21	(57)%
ERCOT - North(a)	24.12	59.55	(59)%

East
NY J/NYC(b)	23.38	35.27	(34)%
NEPOOL(b)	24.02	34.69	(31)%
COMED (PJM)(b)	22.13	28.91	(23)%
PJM West Hub(b)	23.84	31.17	(24)%

West
MISO - Louisiana Hub(b)	23.01	32.00	(28)%
CAISO - SP15(b)	36.60	37.01	(1)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
The following table summarizes average realized power prices for NRG, including the impact of settled hedges, for the nine months ended September 30, 2020 and 2019:

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2020	2019	Change %
East(a)	$33.92	$34.60	(2)%
West/Other	35.18	33.46	5
(a) Average Realized Power Price reflects energy sales from the generation fleet, omitting sales to the retail component of the East Segment. Intercompany financial transactions hedging generation with the retail business make up $12.10/MWh in the nine months ended September 30, 2020 and $5.37/MWh in the nine months ended September 30, 2019
The average realized power prices decreased slightly in the East region for the nine months ended September 30, 2020, as compared to the same period in 2019, due to the Company's hedged positions. The average realized power prices increased in the West/Other region mainly due to the higher power prices in California driven by the summer heat.
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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$4,734	$1,062	$—	$(1)	$5,795
Energy revenue	21	157	252	(1)	429
Capacity revenue	—	471	47	—	518
Mark-to-market for economic hedging activities	1	63	6	8	78
Other revenue	172	45	36	(7)	246
Operating revenue	4,928	1,798	341	(1)	7,066
Cost of fuel	(432)	(132)	(102)	—	(666)
Purchased power	(755)	(389)	(22)	4	(1,162)
Other cost of sales (a) (b)	(1,663)	(307)	(1)	—	(1,971)
Mark-to-market for economic hedging activities	(63)	7	(1)	(8)	(65)
Contract and emission credit amortization	(4)	—	—	—	(4)
Gross margin	$2,011	$977	$215	$(5)	$3,198
Less: Mark-to-market for economic hedging activities, net	(62)	70	5	—	13
Less: Contract and emission credit amortization, net	(4)	—	—	—	(4)
Economic gross margin	$2,077	$907	$210	$(5)	$3,189
(a) Includes capacity and emissions credits
(b) Includes $1,509 million and $8 million of TDSP expense in Texas and East, respectively
Business Metrics
Mass Market electricity sales volume (GWh)	30,360	7,931	—		38,291
C&I electricity sales volume (GWh)	13,555	1,193	—		14,748
Natural gas sales volume (MDth)	—	15,949	—		15,949
Average retail Mass Market customer count (in thousands)	2,446	1,188	—		3,634
Ending retail Mass Market customer count (in thousands)	2,460	1,139	—		3,599
GWh sold	24,868	7,193	7,163		39,224
GWh generated (a)
Coal	12,102	1,504	—		13,606
Gas	5,117	1,717	6,801		13,635
Nuclear	7,093	—	—		7,093
Oil	—	258	—		258
Total	24,312	3,479	6,801		34,592
(a) Includes owned and leased generation, and excludes equity investments

	Nine months ended September 30, 2019
($ In millions)	Texas	East	West/Other	Corporate/Eliminations	Total
Retail revenue	$4,818	$947	$—	$(3)	$5,762
Energy revenue	452	283	217	—	952
Capacity revenue	—	524	27	—	551
Mark-to-market for economic hedging activities	28	13	11	(1)	51
Other revenue	213	45	55	(3)	310
Operating revenue	5,511	1,812	310	(7)	7,626
Cost of fuel	(576)	(179)	(123)	—	(878)
Purchased Power	(1,201)	(459)	(8)	2	(1,666)
Other cost of sales (a) (b)	(1,725)	(266)	(27)	—	(2,018)
Mark-to-market for economic hedging activities	(80)	6	(1)	1	(74)
Contract and emission credit amortization	(16)	—	—	—	(16)
Gross margin	$1,913	$914	$151	$(4)	$2,974
Less: Mark-to-market for economic hedging activities, net	(52)	19	10	—	(23)
Less: Contract and emission credit amortization, net	(16)	—	—	—	(16)
Economic gross margin	$1,981	$895	$141	$(4)	$3,013
(a) Includes capacity and emissions credits
(b) Includes $1,485 million and $7 million of TDSP expense in Texas and East, respectively
Business Metrics
Mass Market electricity sales voldume (GWh)	30,588	7,341	—		37,929
C&I electricity sales volume (GWh)	14,299	904	—		15,203
Natural gas sales volume (MDth)	—	15,293	—		15,293
Average retail Mass Market customer count (in thousands)	2,324	1,073	—		3,397
Ending retail Mass Market customer count (in thousands)	2,466	1,231	—		3,697
GWh sold	33,751	9,681	6,485		49,917
GWh generated (a)
Coal	17,024	3,903	—		20,927
Gas	5,564	1,987	6,495		14,046
Nuclear	7,571	—	—		7,571
Oil	—	211	—		211
Renewables	—	—	11		11
Total	30,159	6,101	6,506		42,766
(a) Includes owned and leased generation, and excludes equity investments

The table below represents the weather metrics for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
Weather Metrics	Texas	East	West/Other (b)
2020
CDDs (a)	2,822	1,283	1,790
HDDs (a)	867	2,751	1,176
2019
CDDs	2,848	1,251	1,763
HDDs	1,111	2,951	1,393
10-year average
CDDs	2,799	1,214	1,747
HDDs	1,060	3,013	1,329
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
Gross margin increased $224 million and economic gross margin increased $176 million, both of which include intercompany sales, during the nine months ended September 30, 2020, compared to the same period in 2019.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower fuel and supply costs primarily due to lower costs to serve the retail load, driven by lower power prices of $18 per MWh from purchasing incremental supply in 2019 at escalated prices above $1,000/MWh during periods of extreme weather during the third quarter partially offset by sell back of excess supply	$426
Lower gross margin due to a decrease in net sales of generation to third parties, as the supply was fully utilized to serve the Company's retail load following the integration of the wholesale generation and retail businesses with a geographical focus in 2020	(228)
Lower net revenue from attrition and customer mix of $205 million, lower net revenue rates driven by customer term, product, mix and the impact from COVID-19 of $0.25 per MWh or $11 million, and decreased load of 801,000 MWhs from unfavorable weather of $63 million, partially offset by higher retail net revenue due to increased volumes from the acquisition of Stream in August 2019 of $220 million	(59)
Lower gross margin due to market optimization activities	(24)
Lower gross margin due to the sale of emissions in 2019	(13)
Other	(6)
Increase in economic gross margin	$96
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(10)
Increase in contract and emission credit amortization	12
Increase in gross margin	$98

East

(In millions)
Higher gross margin due to increased volumes from the acquisition of Stream Energy in August 2019	$33
Higher gross margin driven by a 42% increase in New York realized capacity prices	32
Higher gross margin due to lower supply costs driven by lower electricity and natural gas prices of approximately $4 per MWh, or $33 million, partially offset by lower volumes due to attrition and customer mix of $9 million	24
Higher gross margin due to lower supply costs coupled with an increase in load contract volumes	23
Higher gross margin due to increased sales of portable solar and power products	15
Lower gross margin due to a lower of cost or market adjustment on oil inventory in 2020	(29)
Lower gross margin due to decreases in PJM capacity prices and volume	(29)
Lower gross margin due to a 25% decrease in New England capacity prices	(28)
Lower gross margin primarily due to a 43% decrease in economic generation volumes, primarily due to dark spread contractions and planned outages in 2020	(16)
Lower gross margin due to insurance proceeds from outages in 2019	(8)
Lower gross margin from market optimization activities	(5)
Increase in economic gross margin	$12
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	51
Increase in gross margin	$63
West/Other

(In millions)
Higher gross margin primarily due to MISO uplift payments resulting from out-of-market dispatch during Hurricane Laura, increased California resource adequacy pricing and spark spread expansion, partially offset by lower realized pricing in the West	$53
Higher gross margin from generation outage insurance proceeds received in 2020 for forced outages in 2019	30
Higher gross margin due to the prior year extended forced outage at the Sunrise facility in 2019, partially offset by 2020 forced outages at Cottonwood	7
Lower gross margin due to the Canal 3 substantial completion payment earned in 2019	(8)
Lower gross margin from market optimization activities	(6)
Lower gross margin due to the sale of emissions in 2019	(6)
Increase in economic gross margin	$69
Decrease to mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	(6)
Increase in gross margin	$63

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $36 million during the nine months ended September 30, 2020, compared to the same period in 2019.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by segment was as follows:

	Nine months ended September 30, 2020
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$1	$29	$(4)	$3	$29
Net unrealized gains on open positions related to economic hedges	—	34	10	5	49
Total mark-to-market gains in operating revenues	$1	$63	$6	$8	$78
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(92)	$5	$(1)	$(3)	$(91)
Reversal of acquired loss positions related to economic hedges	1	1	—	—	2
Net unrealized gains on open positions related to economic hedges	28	1	—	(5)	24
Total mark-to-market (losses)/gains in operating costs and expenses	$(63)	$7	$(1)	$(8)	$(65)

	Nine months ended September 30, 2019
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$23	$14	$11	$—	$48
Net unrealized gains/(losses) on open positions related to economic hedges	5	(1)	—	(1)	3
Total mark-to-market gains in operating revenues	$28	$13	$11	$(1)	$51
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(139)	$4	$(1)	$—	$(136)
Reversal of acquired (gain)/loss positions related to economic hedges	(6)	2	—	—	(4)
Net unrealized gains on open positions related to economic hedges	65	—	—	1	66
Total mark-to-market (losses)/gains in operating costs and expenses	$(80)	$6	$(1)	$1	$(74)

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the nine months ended September 30, 2020, the $78 million gain in operating revenues from economic hedge positions was driven by an increase in the value of open positions as a result of decreases in New York capacity and power prices as well as the reversal of previously recognized unrealized losses on contracts that settled during the period. The $65 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of open positions as a result of increases in ERCOT power prices.
For the nine months ended September 30, 2019, the $51 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period. The $74 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of open positions as a result of ERCOT heat rate expansion.

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2020 and 2019. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Nine months ended September 30,
(In millions)	2020	2019
Trading gains
Realized	$26	$44
Unrealized	5	15
Total trading gains	$31	$59

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Eliminations	Total
Nine months ended September 30, 2020	$480	$277	$79	$6	$(5)	$837
Nine months ended September 30, 2019	446	265	82	6	(4)	795

Operations and maintenance expense increased by $42 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase due to settlement of the asbestos liability for Midwest Generation and the resulting reduction of the accrual in 2019	$27
Increase in outages primarily due to planned outages at STP and Midwest Generation in 2020 of $11 million and incremental expenses of $7 million related to COVID-19	18
Increase due to the Stream Energy acquisition in August 2019	14
Increase due to higher spend for customer operations including digital capabilities, data analytics and retention	14
Decrease in variable chemical costs due to a reduction in East generation volumes, partially offset by an increase at Sunrise in 2020 as a result of higher volumes	(11)
Decrease in deactivation costs primarily due to work done at Midwest Generation and Encina in 2019	(8)
Decrease due to return to service costs at Gregory in September 2019	(7)
Other	(5)
Increase in operations and maintenance expense	$42

Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Other	Total
Nine months ended September 30, 2020	$134	$71	$15	$220
Nine months ended September 30, 2019	116	63	23	202

Other cost of operations increased by $18 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase in ARO expense at Jewett Mine and Joliet as a result of regulatory requirements in 2020, partially offset by increased ARO expense at Encina in 2019	$16
Other	2
Increase in other cost of operations	$18

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Nine months ended September 30, 2020	$167	$100	$25	$26	$318
Nine months ended September 30, 2019	125	87	26	23	261
Depreciation and amortization increased by $57 million for the nine months ended September 30, 2020, compared to the same period in 2019, driven primarily by the acquisition of Stream Energy in August 2019 and retail customer book acquisitions in 2020.
Impairment Losses
Impairment losses of $29 million were recorded during the nine months ended September 30, 2020 related to advanced negotiations to sell the Home Solar business, as further discussed in Note 8, Impairments.
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Other	Corporate	Total
Nine months ended September 30, 2020	$413	$198	$27	$32	$670
Nine months ended September 30, 2019	368	209	23	15	615
Selling, general and administrative costs increased by $55 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Increase due to higher personnel costs, partially offset by income from transition services agreements in 2019	$21
Increase due to the acquisition of Stream Energy in August 2019	19
Increase due to higher amortization of commissions	12
Increase in acquisition costs related to the Direct Energy acquisition	9
Increase in selling and marketing expenses due in part to increased advertising expenses and marketing campaigns to increase customer count	6
Decrease in bad debt expense due to improved collections in 2020, partially offset by the impact of COVID-19	(13)
Other	1
Increase in selling, general and administrative costs	$55
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, decreased by $13 million for the nine months ended September 30, 2020, compared to the same period in 2019, driven by significant achievement of the operations and cost excellence portion of the Transformation Plan during 2019.
Gain on Sale of Assets
The gain on sale of assets of $6 million for the nine months ended September 30, 2020 is related to the sale of land and investments in January 2020.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates was $29 million higher for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to higher revenues at Ivanpah driven by operational efficiencies and favorable weather, as well as lower interest expenses in 2020.
Impairment losses on investments
Impairment losses on investments were $18 million and $107 million during the nine months ended September 30, 2020 and September 30, 2019, respectively, primarily related to the impairment of Petra Nova Parish Holdings, as further discussed in Note 8, Impairments.

Other Income, Net
Other income increased by $3 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to income from insurance proceeds received of $11 million in 2020, partially offset by decreases in interest income and dividends received from cost method investments in 2020.
Loss on Debt Extinguishment
A loss on debt extinguishment of $47 million was recorded during the nine months ended September 30, 2019, driven by the redemption of the 2024 Senior Notes and the repayment of the 2023 Term Loan Facility.
Interest Expense
Interest expense decreased by $26 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease related to the debt reduction of $600 million and refinancing $1.8 billion of debt at lower interest rates in 2019	$(14)
Decrease in derivative interest expense due to the termination of interest rate swaps in 2019	(8)
Other	(4)
Decrease in interest expense	$(26)

Income Tax Expense
For the nine months ended September 30, 2020, income tax expense of $216 million was recorded on pre-tax income of $899 million. For the same period in 2019, income tax expense of $9 million was recorded on a pre-tax income of $666 million. The effective tax rates were 24.0% and 1.4% for the nine months ended September 30, 2020 and 2019, respectively.
For the nine months ended September 30, 2020, NRG's overall effective tax rate was higher than the statutory rate of 21% due to state tax expense partially offset by an excess tax benefit related to share-based compensation. For the same period in 2019, NRG's overall effective tax rate was lower that the statutory rate of 21% primarily due to the change in valuation allowance partially offset by state tax expense.
Income from Discontinued Operations, Net of Income Tax

Nine months ended September 30,
(In millions)	2019
South Central Portfolio	$35
Carlsbad	362
GenOn	2
Income from discontinued operations, net of income tax	$399
For the nine months ended September 30, 2019, NRG recorded income from discontinued operations, net of income tax of $399 million, as further described in Note 4, Acquisitions, Discontinued Operations and Dispositions.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2020 and December 31, 2019, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $3.5 billion and $2.1 billion, respectively, was comprised of the following:

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$697	$345
Restricted cash - operating	3	4
Restricted cash - reserves(a)	3	4
Total	703	353
Total credit facility availability	2,815	1,794
Total liquidity, excluding funds deposited by counterparties	$3,518	$2,147
(a) Includes reserves primarily for performance obligations and capital expenditures

For the nine months ended September 30, 2020, total liquidity, excluding funds deposited by counterparties, increased by $1.4 billion. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2020 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements, as described in Note 10, Long-term Debt, to this Form 10-Q. The Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured Notes, Senior Credit Facility, and tax-exempt bonds.
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
The Company will pay an aggregate purchase price of $3.625 billion in cash, subject to a purchase price adjustment, including a working capital adjustment. The Company expects to fund the purchase price using a combination of cash on hand and approximately $3 billion of newly-issued secured and unsecured corporate debt. The Company also expects to increase its collective collateral facilities by $3.5 billion through a combination of new letter of credit facilities and increases to its existing Revolving Credit Facility, as further discussed below.
The shareholders of Centrica approved the acquisition on August 20, 2020. The transaction has received approvals under the Canadian Competition Act and early termination of the waiting period under the HSR Act has been granted. The transaction remains subject to customary closing conditions, including the receipt of approval under the Federal Power Act.
The acquisition is targeted to close by December 31, 2020. There are no assurances that the conditions to the consummation of the acquisition of Direct Energy will be satisfied or that the acquisition of Direct Energy will be consummated on the terms agreed to, or at all.

Collateral Facility Increases
The following table presents increases to the Company's collective collateral facilities in connection with the Direct Energy acquisition.

(In millions)	November 5, 2020
Revolving Facility Commitment Increase(a)	$802
Revolving Facility New Tranche(a)	273
Credit Default Swap Facility	87
Revolving Accounts Receivable Financing Facility	750
Repurchase Facility	75
Total Increases to Collateral Facilities	1,987
Additional LC Facilities Planned	1,500
Total Planned Increases to Collateral Facilities	$3,487
(a) Will become available upon the Acquisition Closing Date
Revolving Credit Facility
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
On August 20, 2020, the Company amended its existing credit agreement to, among other things, (i) increase the existing revolving commitments in an aggregate amount of $802 million, (ii) provide for a new tranche of revolving commitments in an aggregate amount of $273 million with a maturity date that is 30 months after the date of closing of the Direct Energy acquisition (the "Acquisition Closing Date"), The maturity date of the new revolving tranche of commitments may, upon request by the Company, at the option of each applicable lender under the new tranche be extended by 12 months, but not beyond May 28, 2024, which is the maturity date of the existing and increased commitments. Other than with respect to the maturity date, the terms of all revolving commitments and loan made pursuant thereto are identical. The increase in the existing commitments and the commitments with respect to the new tranche are effective on August 20, 2020 but will only become available upon the Acquisition Closing Date. For further discussion on the acquisition of Direct Energy see Note 4, Acquisitions, Discontinued Operations and Dispositions. Upon the Acquisition Closing Date, total revolving commitments available, subject to usage, under this amendment will be $3.7 billion.
In addition, the amendment includes changes to, among other things, (i) permit the borrowing of up to the full amount of the revolving commitments in Canadian dollars, (ii) increase the swingline facility from $50 million to $100 million and provide a $10 million swingline facility in Canadian dollars, (iii) increase the credit facilities lien basket from the greater of $6 billion and 30% of total assets to the greater of $10 billion and 30% of total assets, (iv) increase the credit facilities debt basket from $6 billion to $10 billion, (v) increase the basket for securitization indebtedness from $750 million to $1.7 billion, (vi) provide an additional indebtedness basket equal to $600 million for certain liquidity facilities, and (vii) make certain other changes to the existing covenants and other provisions.
Credit Default Swap Facility
On August 13, 2020, the Company amended its credit default swap facility permitting the Company to increase the size of the facility and fees on the facility were adjusted to reflect the cost of the credit default swaps that serve as collateral for the facility. In order to increase the Company's collective collateral facilities in connection with the Direct Energy acquisition, NRG expanded the facility allowing for the issuance of an additional $50 million of letters of credit as of September 30, 2020. The Company has further expanded the facility to a total capacity of $167 million as of November 5, 2020. As of September 30, 2020, $80 million was issued under this facility.
Receivables Securitization
On September 22, 2020, NRG Receivables LLC, a bankruptcy remote, special purpose, indirect wholly owned subsidiary, entered into a revolving accounts receivable financing facility (the "Receivables Facility") for an amount up to $750 million, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the "Lenders".) The assets of NRG Receivables LLC are first available to satisfy the claims of the Lenders before making payments on the subordinated note and equity issued by NRG Receivables LLC. The assets of NRG Receivables LLC are not available to the Company and its subsidiaries and creditors unless and until distributed by NRG Receivables LLC. Under the Receivables

Facility, certain indirect subsidiaries of the Company sell their accounts receivables to NRG Receivables LLC, subject to certain terms and conditions. In turn, NRG Receivables LLC has granted a security interest in the purchased receivables to the Lenders as collateral for borrowings of cash and issuances of letters of credit. Receivables remain on the Company's consolidated balance sheet and amounts funded by the Lenders to NRG Receivables LLC are reflected as short-term borrowings. Cash flows from the Receivables Facility are reflected as financing activities in the Company's Consolidated Statements of Cash Flows. The Company will continue to service the receivables sold in exchange for a servicing fee. The Receivables Facility is scheduled to expire on September 21, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. Borrowings by NRG Receivables LLC under the Receivables Facility bear interest as defined under the Receivables Financing Agreement. The weighted average interest rate related to usage under the Receivables Facility as of September 30, 2020 was 0.489%. As of September 30, 2020, there were no outstanding borrowings and there were $179 million in letters of credit issued under the Receivables Facility.
Repurchase Facility
On September 22, 2020, the Company entered into an uncommitted repurchase facility (“Repurchase Facility”) related to the Receivables Facility. Under the Repurchase Facility the Company can borrow up to $75 million, collateralized by a subordinated note issued by NRG Receivables LLC to NRG Retail LLC in favor of the originating entities representing a portion of the balance of receivables sold to NRG Receivables LLC under the Receivables Facility. The Repurchase Facility is scheduled to expire on September 22, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. The Repurchase Facility has no commitment fee and borrowings will be drawn at LIBOR + 1.25%. As of September 30, 2020, there were no outstanding borrowings under the Repurchase Facility.
Midwest Generation Lease Purchase
On September 29, 2020, Midwest Generation acquired all of the ownership interests in the Powerton facility and Units 7 and 8 of the Joliet facility, which were being leased through 2034 and 2030, respectively, for approximately $260 million. The Company funded the purchase with cash-on-hand. The Company anticipates drawing on its Revolving Credit Facility in an amount equal to the previously existing operating lease liability of $148 million before December 31, 2020.
Marketing of Agua Caliente
NRG renewed its efforts to sell its 35% interest in Agua Caliente in July 2020, following PG&E's emergence from bankruptcy.
COVID-19
On March 27, 2020, the U.S. government enacted the CARES Act, which provides, among other things, the option to defer payments of certain 2019 employer payroll taxes incurred after the date of enactment and pension contributions due in 2020, as well as claim a refund now for AMT credits from the IRS that were previously refundable over several years. As a result, the Company (i) expects to defer the payment of approximately $17 million for the employer share of social security taxes that would otherwise have been due in 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022 and (ii) received $34 million of refundable AMT credits on August 4, 2020, inclusive of $17 million that was originally scheduled to be received in 2021. Of the amount received, $11 million was paid to GenOn for its share of the AMT credits during the third quarter of 2020.
Pension Plan Contribution
In the Company's 2019 Form 10-K, NRG had anticipated making contributions of $56 million to its pension plans in 2020. Cash contributions of $12 million were made during the nine months ended September 30, 2020 and the remaining planned contributions for 2020 were satisfied by available pre-funded pension balances (previous contributions in excess of required pension contributions). No additional contributions are planned in the fourth quarter of 2020.
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
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2020, the Company had total cash collateral outstanding of $77 million and $654 million outstanding in letters of credit to third parties primarily to support its market activities. As of September 30, 2020, total funds deposited by counterparties were $14 million in cash and $82 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2020, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2020:

Equivalent Net Sales Secured by First Lien Structure(a)	2020	2021	2022	2023
In MW	785	751	739	746
As a percentage of total net coal and nuclear capacity(b)	17%	16%	16%	16%
(a) Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b) Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental and growth investments for the nine months ended September 30, 2020, and the estimated capital expenditures forecast for the remainder of 2020.

(In millions)	Maintenance	Environmental	Growth Investments(a)	Total
Texas	$(75)	$—	$(21)	$(96)
East	(15)	(2)	(8)	(25)
West/Other	(26)	—	—	(26)
Corporate	(5)	—	(15)	(20)
Total cash capital expenditures for the nine months ended September 30, 2020	(121)	(2)	(44)	(167)
Investments	—	—	(18)	(18)
Total capital expenditures and investments	(121)	(2)	(62)	(185)

Estimated capital expenditures and investments for the remainder of 2020	$(46)	$(1)	$(41)	$(88)
(a) Includes other investments, acquisitions, digital NRG and costs to achieve. Excludes Midwest Generation lease buyout

Growth investments in East for the nine months ended September 30, 2020 include the Astoria generating facility, for which the Company has proposed to replace the existing units with a single, new state-of-the-art Simple Cycle Combustion Turbine having a total generating capacity of 437 MW. The Company is working to obtain the permits and regulatory approvals necessary to commence construction of the project. NRG is targeting 2023 for commercial operation. Additionally, included in Investments are expenditures for Encina site improvements classified as ARO payments. Demolition is underway and is expected to be completed in the first half of 2022. The Company expects to begin marketing the site in 2021.

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2020 through 2024 required to comply with environmental laws will be approximately $71 million. The increase of $28 million during the three months ended September 30, 2020 was driven by the inclusion of anticipated capital expenditures to comply with the recently revised CCR rule as further discussed in Note 19, Environmental Matters.

Share Repurchases
The Company adopted in the fourth quarter of 2019 a long-term capital allocation policy that targets allocating 50% of cash available for allocation generated each year to growth investments and 50% to be returned to shareholders. The return of capital to shareholders is expected to be completed through the increased dividend, supplemented by share repurchases.
During the nine months ended September 30, 2020, the Company completed $224 million of share repurchases at an average price of $33.05 per share, including $27 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuance.
Common Stock Dividends
Beginning in the first quarter of 2020, NRG increased the annual dividend to $1.20 from $0.12 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.30 per share was paid on the Company's common stock during the three months ended September 30, 2020. On October 23, 2020, NRG declared a quarterly dividend on the Company's common stock of $0.30 per share, payable on November 16, 2020 to stockholders of record as of November 2, 2020.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

	Nine months ended September 30,
(In millions)	2020	2019	Change
Net Cash Provided by Operating Activities	$1,386	$897	$489
Net Cash (Used)/Provided by Investing Activities	(484)	614	(1,098)
Net Cash Used by Financing Activities	(567)	(1,798)	1,231
Net Cash Provided by Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for other non-cash items	$198
Decrease in accounts receivable primarily due to unfavorable weather in Texas in 2020 as compared to 2019	162
Decrease primarily due to lower pension contributions in 2020 due to available pre-funded pension balances and deferred revenues, offset by an increase in prepaid rent	72
Decrease in current liabilities primarily due to AMT Credit payment to GenOn, lower payroll accruals, and a lower property tax accruals due to lower rates/assessments on the Limestone and WA Parish facilities	56
Changes in cash collateral in support of risk management activities due to change in commodity prices	(33)
Decrease in cash provided by discontinued operations	(8)
Increase in other working capital	42
$489
Net Cash (Used)/Provided by Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Decrease in proceeds from sales of assets and discontinued operations primarily due to sales of South Central and Carlsbad in 2019	$(1,278)
Change in investments in unconsolidated affiliates	96
Decrease in cash paid for acquisitions	71
Decrease in contributions to discontinued operations	44
Decrease in sales of emissions allowances	(23)
Increase in purchases of investments in nuclear decommissioning trust fund securities, net of proceeds from sales	(18)
Decrease in capital expenditures	16
Other	(6)
$(1,098)
Net Cash Used by Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Decrease in payments of long-term debt	$2,425
Decrease in proceeds from issuance of long-term debt	(1,774)
Decrease in payments for share repurchase activity	1,093
Increase in payments of dividends to common stockholders	(197)
Net proceeds from Revolving Credit Facility	(298)
Decrease in cash provided by discontinued operations	(43)
Decrease in payments of debt extinguishment costs and deferred issuance costs	34
Other	(9)
$1,231

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2020, the Company had domestic pre-tax book income of $889 million and foreign pre-tax book income of $10 million. As of December 31, 2019, the Company had cumulative domestic Federal NOL carryforwards of $10.1 billion, which will begin expiring in 2031, and cumulative state NOL carryforwards of $5.5 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $357 million, which do not have an expiration date. In addition to the above NOLs, NRG has $384 million of tax credits to be utilized in future years. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $17 million in 2020.
The Company has recorded a non-current tax liability of $21 million, inclusive of accrued interest, for uncertain tax benefits taken on various state income tax positions until final resolution is reached with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. With few exceptions, state and local income tax examinations are no longer open for years prior to 2011.
Net deferred tax balance — As of September 30, 2020 and December 31, 2019, NRG recorded a net deferred tax asset, excluding valuation allowance, of $3.3 billion and $3.4 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of September 30, 2020 as discussed below.
Valuation allowance — As of September 30, 2020 and December 31, 2019, the Company's tax-effected valuation allowance was $246 million and $242 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2020, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 11, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $852 million as of September 30, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2019 Form 10-K.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2019 Form 10-K. See also Note 10, Long-term Debt, and Note 17, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and nine months ended September 30, 2020.

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at power plants or retail load obligations. Historically, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG entered into interest rate swap agreements. As of September 30, 2020, NRG had no interest rate derivative instruments. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2019 Form 10-K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2020.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2019	$67
Contracts realized or otherwise settled during the period	(78)
Changes in fair value	91
Fair Value of Contracts as of September 30, 2020	$80

	Fair Value of Contracts as of September 30, 2020
(In millions)	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$8	$(4)	$(1)	$1	$4
Level 2	40	7	(16)	(7)	24
Level 3	35	6	(2)	13	52
Total	$83	$9	$(19)	$7	$80

The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2020, NRG's net derivative asset was $80 million, an increase to total fair value of $13 million as compared to December 31, 2019. This increase was primarily driven by gains in fair value, largely offset by roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $94 million in the net value of derivatives as of September 30, 2020. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in a decrease of approximately $94 million in the net value of derivatives as of September 30, 2020.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and nine months ending September 30, 2020 and 2019:

(In millions)	2020	2019
VaR as of September 30,	$38	$49
Three months ended September 30,
Average	$31	$46
Maximum	40	55
Minimum	25	37
Nine months ended September 30,
Average	$28	$44
Maximum	47	55
Minimum	22	33
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $17 million, as of September 30, 2020, primarily driven by asset-backed transactions.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of September 30, 2020, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $211 million and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $131 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2020.
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
The Company previously entered into interest rate swaps. As of September 30, 2020, NRG had no interest rate derivative instruments. As of November 5, 2020, the Company entered into $1.6 billion of interest rate hedges associated with anticipated financing needs.
As of September 30, 2020, the fair value and related carrying value of the Company's debt was $6.3 billion and $5.9 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of September 30, 2020 by $521 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2020, see Note 17, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Except as set forth below, during the nine months ended September 30, 2020, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2019 Form 10-K.
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
On July 24, 2020, the Company entered into a definitive purchase agreement with Centrica to acquire its North American retail business, Direct Energy (the "Purchase Agreement"). The completion of the acquisition is conditioned on certain customary closing conditions, including the receipt of approvals or expiration of applicable waiting periods under the Federal Power Act. Governmental authorities may impose conditions on the completion, or require changes to the terms, of the transaction, including conditions on or changes to the business, or operations of the combined company following completion of the acquisition. These conditions or changes could impose additional costs on or limit the revenues or income of the combined company following the acquisition, which could have a material adverse effect on the financial results of the combined company and/or cause either NRG or Centrica to abandon the acquisition. In addition, the regulatory review processes to be pursued in connection with the transaction, and any litigation that may arise from these processes or otherwise, may materially delay the closing of the acquisition.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2020, no purchases of NRG's common stock were made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events which are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1
Purchase Agreement, dated as of July 24, 2020, by and between the Company, Parent, Centrica Beta Holdings Limited, Centrica Gamma Holdings Limited, Centrica US Holdings Inc. and Direct Energy Marketing Limited.
Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 30, 2020.
2.2	Commitment Letter, dated as of July 24, 2020, by and between the Company, Citi and Credit Suisse.	Incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on July 30, 2020.
10.1	Receivables Sale Agreement, dated as of September 22, 2020, among the Originators from time to time parties thereto, NRG Retail LLC, as Servicer, and NRG Receivables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 24, 2020.
10.2
Receivables Loan and Servicing Agreement, dated as of September 22, 2020, among NRG Receivables LLC, as Borrower, NRG Retail LLC, as Servicer, the persons from time to time party thereto as Conduit Lenders, the persons from time to time party thereto as Committed Lenders, the persons from time to time party thereto as Facility Agents, the financial institutions from time to time party thereto as LC Issuers, and Royal Bank of Canada as Administrative Agent.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 24, 2020.
10.3
Fifth Amendment to Credit Agreement and Third Amendment to Collateral Trust Agreement, dated as of August 20, 2020, by and among NRG Energy, Inc., its subsidiaries parties thereto, the lenders party thereto, Citigroup North America, Inc., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as collateral trustee.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 21, 2020.
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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 5, 2020	Chief Accounting Officer (Principal Accounting Officer)