Form 10-Q
period 2021-06-30
NRG ENERGY, INC.
filed 2021-08-05
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of August 5, 2021, there were 244,776,881 shares of common stock outstanding, par value $0.01 per share.

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
•The ability of NRG and its counterparties to develop and build new power generation facilities;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2020 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2020
ACE	Affordable Clean Energy
AESO	Alberta Electric System Operator
Agua Caliente	Agua Caliente Solar Project, a 290 MW photovoltaic power station located in Yuma County, Arizona in which NRG owned 35% interest
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
Average realized power prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
Centrica	Centrica plc
CO2	Carbon Dioxide
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
Convertible Senior Notes	As of June 30, 2021, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,153 MW natural gas-fueled plant
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hour
HDD	Heating Degree Day

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
HLW	High-level radioactive waste
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 393 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the NRG GenOn LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net CONE	Net cost of new entry
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rate	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
Petra Nova	Petra Nova Parish Holdings, LLC
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility	NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $750 million accounts receivables securitization facility
Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
Repurchase Facility	NRG's $75 million uncommitted repurchase facility related to the Receivables Facility

Revolving Credit Facility	The Company's $3.7 billion revolving credit facility due 2024, was amended on May 28, 2019 and August 20, 2020
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes
As of June 30, 2021, NRG's $5.3 billion outstanding unsecured senior notes consisting of $1.0 billion of the 7.25% senior notes due 2026, $1.2 billion of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028, $733 million of the 5.25% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, and $1.0 billion of the 3.625% senior notes due 2031

Senior Secured First Lien Notes
As of June 30, 2021, NRG’s $2.5 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024, $500 million of the 2.0% Senior Secured First Lien Notes due 2025, $900 million of the 2.45% Senior Secured First Lien Notes due 2027, and $500 million of the 4.45% Senior Secured First Lien Notes due 2029

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy Acquisition
SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
TDSP	Transmission/distribution service provider
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2021	2020	2021	2020
Operating Revenues
Total operating revenues	$5,243	$2,238	$13,334	$4,257
Operating Costs and Expenses
Cost of operations	2,957	1,434	9,821	2,891
Depreciation and amortization	53	110	370	219
Impairment losses	306	—	306	—
Selling, general and administrative costs	308	186	638	377
Provision for credit losses	40	24	651	48
Acquisition-related transaction and integration costs	22	—	64	—
Total operating costs and expenses	3,686	1,754	11,850	3,535
Gain on sale of assets	—	—	17	6
Operating Income	1,557	484	1,501	728
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	12	8	1
Impairment losses on investments	—	—	—	(18)
Other income, net	12	14	34	40
Interest expense	(125)	(96)	(252)	(193)
Total other expense	(99)	(70)	(210)	(170)
Income Before Income Taxes	1,458	414	1,291	558
Income tax expense	380	101	295	124
Net Income	1,078	313	996	434
Income per Share
Weighted average number of common shares outstanding — basic	245	245	245	246
Income per Weighted Average Common Share — Basic	$4.40	$1.28	$4.07	$1.76
Weighted average number of common shares outstanding — diluted	245	246	245	247
Income per Weighted Average Common Share — Diluted	$4.40	$1.27	$4.07	$1.76
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Net Income	$1,078	$313	$996	$434
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	2	13	5	(2)
Defined benefit plans	19	—	19	—
Other comprehensive income/(loss)	21	13	24	(2)
Comprehensive Income	$1,099	$326	$1,020	$432
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$361	$3,905
Funds deposited by counterparties	533	19
Restricted cash	15	6
Accounts receivable, net	2,822	904
Inventory	365	327
Derivative instruments	3,975	560
Cash collateral paid in support of energy risk management activities	80	50
Prepayments and other current assets	473	257
Total current assets	8,624	6,028
Property, plant and equipment, net	2,016	2,547
Other Assets
Equity investments in affiliates	164	346
Operating lease right-of-use assets, net	307	301
Goodwill	1,793	579
Intangible assets, net	2,921	668
Nuclear decommissioning trust fund	957	890
Derivative instruments	1,724	261
Deferred income taxes	2,499	3,066
Other non-current assets	614	216
Total other assets	10,979	6,327
Total Assets	$21,619	$14,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	79	1
Current portion of operating lease liabilities	79	69
Accounts payable	2,166	649
Derivative instruments	2,849	499
Cash collateral received in support of energy risk management activities	533	19
Accrued expenses and other current liabilities	1,225	678
Total current liabilities	6,931	1,915
Other Liabilities
Long-term debt and finance leases	8,712	8,691
Non-current operating lease liabilities	272	278
Nuclear decommissioning reserve	312	303
Nuclear decommissioning trust liability	624	565
Derivative instruments	945	385
Deferred income taxes	64	19
Other non-current liabilities	1,215	1,066
Total other liabilities	12,144	11,307
Total Liabilities	19,075	13,222
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 423,541,425 and 423,057,848 shares issued and 244,775,477 and 244,231,933 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in-capital	8,519	8,517
Accumulated deficit	(567)	(1,403)
Treasury stock, at cost - 178,765,948 and 178,825,915 shares at June 30, 2021 and December 31, 2020, respectively	(5,230)	(5,232)
Accumulated other comprehensive loss	(182)	(206)
Total Stockholders' Equity	2,544	1,680
Total Liabilities and Stockholders' Equity	$21,619	$14,902
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net Income	$996	$434
Adjustments to reconcile net income to cash provided by operating activities:
Distributions from and equity in earnings of unconsolidated affiliates	14	7
Depreciation and amortization	370	219
Accretion of asset retirement obligations	14	18
Provision for credit losses	651	48
Amortization of nuclear fuel	25	25
Amortization of financing costs and debt discounts	20	12
Loss on debt extinguishment, net	—	1
Amortization of in-the-money contracts, emissions allowances and retirements of RECs	108	33
Amortization of unearned equity compensation	10	12
Net gain on sale and disposal of assets	(25)	(15)
Impairment losses	306	18
Changes in derivative instruments	(2,430)	(131)
Changes in deferred income taxes and liability for uncertain tax benefits	257	116
Changes in collateral deposits in support of energy risk management activities	696	58
Changes in nuclear decommissioning trust liability	30	36
Changes in other working capital	(665)	(199)
Cash provided by operating activities	377	692
Cash Flows from Investing Activities
Payments for acquisitions of businesses, net of cash acquired	(3,521)	(5)
Capital expenditures	(143)	(116)
Net sales/(purchases) of emission allowances	1	(4)
Investments in nuclear decommissioning trust fund securities	(253)	(257)
Proceeds from the sale of nuclear decommissioning trust fund securities	226	220
Proceeds from sale of assets, net of cash disposed	198	15
Changes in investments in unconsolidated affiliates	—	2
Cash used by investing activities	(3,492)	(145)
Cash Flows from Financing Activities
Payments of dividends to common stockholders	(159)	(148)
Payments for share repurchase activity	(9)	(229)
Net receipts/(payments) from settlement of acquired derivatives that include financing elements	191	(5)
Net proceeds/(repayments) of Revolving Credit Facility and Receivables Securitization Facilities	75	(83)
Payments of debt issuance costs	(2)	(1)
Proceeds from issuance of common stock	1	1
Repayments of long-term debt and finance leases	(4)	(61)
Proceeds from issuance of long-term debt	—	59
Purchase of and distributions to noncontrolling interests from subsidiaries	—	(2)
Cash provided/(used) by financing activities	93	(469)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(3,021)	77
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	3,930	385
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$909	$462
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2020	$4	$8,517	$(1,403)	$(5,232)	$(206)	$1,680
Net loss			(82)			(82)
Other comprehensive income					3	3
Equity-based awards activity, net(a)		(5)				(5)
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(b)			(80)			(80)
Balance at March 31, 2021	$4	$8,513	$(1,565)	$(5,232)	$(203)	$1,517
Net income			1,078			1,078
Other comprehensive income					21	21
Shares reissuance for ESPP				2		2
Equity-based awards activity, net		6				6
Common stock dividends and dividend equivalents declared(b)			(80)			(80)
Balance at June 30, 2021	$4	$8,519	$(567)	$(5,230)	$(182)	$2,544

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2019	$4	$8,501	$(1,616)	$(5,039)	$(192)	$1,658
Net income			121			121
Other comprehensive loss					(15)	(15)
Repurchase of partners' equity interest in VIE		18				18
Share repurchases				(150)		(150)
Equity-based awards activity, net(a)		(21)				(21)
Common stock dividends and dividend equivalents declared(b)			(75)			(75)
Balance at March 31, 2020	$4	$8,498	$(1,570)	$(5,189)	$(207)	$1,536
Net income			313			313
Other comprehensive income					13	13
Shares reissuance for ESPP				2		2
Share repurchases				(47)		(47)
Equity-based awards activity, net		6				6
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(b)			(74)			(74)
Balance at June 30, 2020	$4	$8,505	$(1,331)	$(5,234)	$(194)	$1,750
(a) Includes $(9) million and $(27) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended March 31, 2021 and 2020, respectively
(b) Dividends per common share were $0.325 for the quarters ended June 30 and March 31, 2021 and $0.30 for the quarters ended June 30 and March 31, 2020
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is a consumer services company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to customers by producing and selling energy and related products and services, nation-wide in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. The Company sells energy, services, and innovative, sustainable solutions and advisory services to approximately 6 million Home customers under the names NRG, Reliant, Direct Energy, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation as of June 30, 2021.
On January 5, 2021, the Company acquired Direct Energy, which is a leading retail provider of electricity, natural gas, and home and business energy related products and services, as well as a participant in the wholesale gas and power markets, in the U.S. and Canada. Refer to Note 4, Acquisitions and Dispositions, for further discussion of the acquisition of Direct Energy. The acquired operations of Direct Energy are integrated into the existing NRG segment structure. Domestic customer and market operations are combined into the corresponding geographical segments of Texas, East and West/Services/Other. The East segment includes the deregulated customer and market operations of Canada. The West/Services/Other segment includes activity related to the regulated operations in Alberta, Canada and the services businesses.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2021, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020.
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

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in intangible assets, net:

(In millions)	June 30, 2021	December 31, 2020
Property, plant and equipment accumulated depreciation	$1,433	$1,936
Intangible assets accumulated amortization	1,479	1,357
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
The following table represents the activity in the allowance for credit losses for the three and six months ended June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$749	$39	$67	$43
Acquired balance from Direct Energy	—	—	112	—
Provision for credit losses	40	24	651	48
Write-offs	(35)	(20)	(83)	(52)
Recoveries collected	7	4	14	8
Ending balance	$761	$47	$761	$47
The increase in the provision for credit losses during the three months ended June 30, 2021, compared to the same period in 2020 was primarily due to the acquisition of Direct Energy. The increase in the provision for credit losses during the six months ended June 30, 2021, compared to the same period in 2020 was primarily due to the impacts of Winter Storm Uri on bilateral finance hedging risk of $403 million, counterparty credit risk of $120 million and ERCOT default shortfall payments of $83 million.
Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$361	$3,905
Funds deposited by counterparties	533	19
Restricted cash	15	6
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$909	$3,930
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

Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2020-06 — In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU No. 2020-06. The guidance in ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 improves and amends the related earnings per share guidance. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of assessing the impact of this guidance on the consolidated financial statements and disclosures.

Note 3 — Revenue Recognition
Performance Obligations
As of June 30, 2021, estimated future fixed fee performance obligations are $317 million for the remaining six months of fiscal year 2021, and $339 million, $88 million, $37 million and $20 million for the fiscal years 2022, 2023, 2024 and 2025, respectively. Certain performance obligations relate to the fossil generating assets that are planned for sale to Generation Bridge, as further described in Note 4, Acquisitions and Dispositions. These performance obligations are for cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$1,376	$476	$422	$(1)	$2,273
Business	582	1,890	71	—	2,543
Total retail revenue	1,958	2,366	493	(1)	4,816
Energy revenue(b)	14	101	55	1	171
Capacity revenue(b)	—	255	16	—	271
Mark-to-market for economic hedging activities(c)	(3)	(46)	(26)	5	(70)
Contract amortization	—	(8)	(8)	—	(16)
Other revenue(b)	56	10	7	(2)	71
Total operating revenue	2,025	2,678	537	3	5,243
Less: Lease revenue	—	1	1	—	2
Less: Realized and unrealized ASC 815 revenue	(2)	18	(31)	4	(11)
Less: Contract amortization	—	8	8	—	16
Total revenue from contracts with customers	$2,027	$2,651	$559	$(1)	$5,236
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$24	$(2)	$(1)	$21
Capacity revenue	—	40	—	—	40
Other revenue	1	—	(3)	—	(2)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$1,273	$270	$21	$—	$1,564
Business	248	20	—	—	268
Total retail revenue	1,521	290	21	—	1,832
Energy revenue(b)	5	19	60	(1)	83
Capacity revenue(b)	—	179	16	—	195
Mark-to-market for economic hedging activities(c)	—	40	1	2	43
Other revenue(b)	52	17	17	(1)	85
Total operating revenue	1,578	545	115	—	2,238
Less: Lease revenue	—	1	4	—	5
Less: Realized and unrealized ASC 815 revenue	7	85	16	1	109
Total revenue from contracts with customers	$1,571	$459	$95	$(1)	$2,124
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$2	$10	$(1)	$11
Capacity revenue	—	41	—	—	41
Other revenue	7	2	5	—	14
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,709	$1,184	$854	$(1)	$4,746
Business	1,363	4,725	144	—	6,232
Total retail revenue	4,072	5,909	998	(1)	10,978
Energy revenue(c)	299	227	125	2	653
Capacity revenue(c)	—	396	30	—	426
Mark-to-market for economic hedging activities(d)	(4)	(50)	(54)	6	(102)
Contract amortization	—	(8)	(8)	—	(16)
Other revenue(b)(c)	1,360	29	11	(5)	1,395
Total operating revenue	5,727	6,503	1,102	2	13,334
Less: Lease revenue	—	1	3	—	4
Less: Realized and unrealized ASC 815 revenue	91	117	(65)	6	149
Less: Contract amortization	—	8	8	—	16
Total revenue from contracts with customers	$5,636	$6,377	$1,156	$(4)	$13,165
(a) Home includes Services
(b) Other Revenue in Texas includes ancillary revenues of $1.2 billion driven by high pricing during Winter Storm Uri
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$84	$(6)	$1	$79
Capacity revenue	—	77	—	—	77
Other revenue	95	6	(5)	(1)	95
(d) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,305	$599	$39	$(1)	$2,942
Business	508	43	—	—	551
Total retail revenue	2,813	642	39	(1)	3,493
Energy revenue(b)	10	64	135	(2)	207
Capacity revenue(b)	—	313	31	—	344
Mark-to-market for economic hedging activities(c)	—	20	16	3	39
Other revenue(b)	113	27	37	(3)	174
Total operating revenue	2,936	1,066	258	(3)	4,257
Less: Lease revenue	—	1	9	—	10
Less: Realized and unrealized ASC 815 revenue	14	124	60	—	198
Total revenue from contracts with customers	$2,922	$941	$189	$(3)	$4,049
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$37	$29	$(2)	$64
Capacity revenue	—	65	—	—	65
Other revenue	14	2	15	(1)	30
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Deferred customer acquisition costs	$120	$113

Accounts receivable, net - Contracts with customers	2,703	866
Accounts receivable, net - Derivative instruments	115	33
Accounts receivable, net - Affiliate	4	5
Total accounts receivable, net	$2,822	$904

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,292	$393
Deferred revenues(a)	383	60
(a) Deferred revenues from contracts with customers for the six months ended June 30, 2021 and the year ended December 31, 2020 were approximately $367 million and $31 million, respectively
The revenue recognized from contracts with customers during the six months ended June 30, 2021 and 2020 relating to the deferred revenue balance at the beginning of each period was $23 million and $13 million, respectively. The revenue recognized from contracts with customers during the three months ended June 30, 2021 and 2020 relating to the deferred revenue balance at the beginning of each period was $98 million and $25 million, respectively. The change in deferred revenue balances during the three and six months ended June 30, 2021 and 2020 was primarily due to bill credits owed to certain C&I customers, a portion of which is long-term, as a result of power pricing during Winter Storm Uri and the timing difference of when consideration was received and when the performance obligation was transferred.

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
The Company paid an aggregate purchase price of $3.625 billion in cash and an initial purchase price adjustment of $77 million. The Company funded the purchase price using a combination of $715 million of cash on hand, $166 million from a draw on its Revolving Credit Facility (of which $107 million was used to fund acquisition costs and financing fees that are not included in the aggregate purchase price above), as well as approximately $2.9 billion in secured and unsecured corporate debt issued in December 2020. The purchase price adjustment resulted in a reduction of $3 million, which is in negotiation with Centrica. The Company expects to receive this payment from Centrica in 2021. The Company also increased its collective liquidity and collateral facilities by $3.4 billion as of the Acquisition Closing Date to meet the additional liquidity requirements related to the acquisition, as detailed in the following table:

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
Acquisition costs were $1 million and $23 million for the three and six months ended June 30, 2021, respectively, and are included in acquisition-related transaction and integration costs in the Company's consolidated statement of operations.
The acquisition has been recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair value of certain net assets acquired and the amount of goodwill to be recognized is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the Acquisition Closing Date.

The purchase price is provisionally allocated as follows:

(In millions)
Current Assets
Cash and cash equivalents	$152
Funds deposited by counterparties	21
Restricted cash	9
Accounts receivable, net	1,802
Inventory	106
Derivative instruments	1,014
Cash collateral paid in support of energy risk management activities	233
Prepayments and other current assets	183
Total current assets	3,520
Property, plant and equipment, net	151
Other Assets
Goodwill(a)	1,246
Intangible assets, net:
Customer relationships	1,296
Customer and supply contracts	610
Trade names	323
Renewable energy credits	124
Total intangible assets, net	2,353
Derivative instruments	531
Other non-current assets	31
Total other assets	4,161
Total Assets	$7,832

Current Liabilities
Accounts payable	$1,390
Derivative instruments	1,266
Cash collateral received in support of energy risk management activities	21
Accrued expenses and other current liabilities	442
Total current liabilities	3,119
Other Liabilities
Derivative instruments	562
Deferred income taxes	339
Other non-current liabilities	113
Total other liabilities	1,014
Total Liabilities	$4,133

Direct Energy Purchase Price	$3,699
(a) Goodwill arising from the acquisition is attributed to the value of the platform acquired and the synergies expected from combining the operations of Direct Energy with NRG's existing businesses. The allocation of goodwill to the Company's reportable segments is anticipated to be completed by the end of 2021. Goodwill expected to be deductible for tax purposes is $337 million

Measurement Period Adjustments
The following measurement period adjustments were recognized during the quarter ended June 30, 2021:

(In millions)	Increase/(Decrease)
Assets
Prepayments and other current assets	$2
Property, plant and equipment, net	(27)
Goodwill	256
Intangible assets, net	(206)
Total increase in assets	25
Liabilities
Accrued expenses and other current liabilities	2
Deferred income taxes	(94)
Other non-current liabilities	82
Total decrease in liabilities	(10)
Increase in net assets acquired	$35
The measurement period adjustments to the provisional amounts are attributable primarily to refinement of the underlying assumptions used to estimate the fair value of assets acquired and liabilities assumed as more information is obtained about facts and circumstances that existed as of the Acquisition Closing Date.
Fair Value Measurement of Intangible Assets
The provisional fair values of intangible assets as of the Acquisition Closing Date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 2 and Level 3 measurements. Significant inputs were as follows:
Customer relationships — Customer relationships, reflective of Direct Energy’s customer base, were valued using an excess earning method of the income approach. Under this approach, the Company estimated the present value of expected future cash flows resulting from existing customer relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, workforce and trade names) utilized in the business, discounted at an independent power producer peer group’s weighted average cost of capital. The customer relationships are amortized to depreciation and amortization.
Customer and supply contracts — The fair value of in-market and out-of-market customer and supply contracts were estimated based on contractual terms compared to market prices as of the Acquisition Closing Date. The majority of the contracts were valued using prices provided by external sources, primarily price quotations available through broker or over-the-counter and online exchanges. For contracts for which external sources or observable market quotes were not available, these values were based on valuation techniques including, but not limited to, internal models based on fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. In addition, the Company applied a credit reserve to reflect credit risk, which is calculated based on published default probabilities. The customer and supply contracts are amortized to revenue and cost of operations, respectively.
Trade names — Trade names were valued using a "relief from royalty" method of the income approach. Under this approach, the fair value is estimated to be the present value of royalties saved because NRG owns the intangible asset and therefore does not have to pay a royalty for its use. The trade names are amortized to depreciation and amortization.
Renewable energy credits — Renewable energy credits were valued based on the market prices as of the Acquisition Closing Date. Renewable energy credits are retired, as required, for the applicable compliance period. They are expensed to cost of operations based on customer usage.

Fair Value Measurement of Derivative Assets and Liabilities
The fair values of derivatives assets and liabilities as of the Acquisition Closing Date were as follows:

	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Derivatives assets	$1,545	$155	$1,272	$118
Derivatives liabilities	$1,828	$207	$1,489	$132
Refer to Note 5, Fair Value of Financial Instruments to this Form 10-Q and Note 5, Fair Value of Financial Instruments to the Company's 2020 Form 10-K for discussion on derivative fair value measurements.
Supplemental Information
For the three and six months ended June 30, 2021 Direct Energy contributed revenue and income before income taxes as follows:

(In millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Revenue	$2,958	$7,119
Income before income taxes	1,309	1,447
Pro forma comparative financial information for the Direct Energy acquisition has not been included for the three and six months ended June 30, 2021 and 2020, as the computation of such information is impracticable due to pre-acquisition financial statements for the reporting periods not being prepared in accordance with GAAP.
Dispositions
On February 28, 2021, the Company entered into a definitive purchase agreement with Generation Bridge, an affiliate of ArcLight Capital Partners, to sell approximately 4,850 MW of fossil generating assets from its East and West regions of operations for total proceeds of $760 million, subject to standard purchase price adjustments and certain other indemnifications. The purchase price adjustments will include a working capital deduction for cash flows generated of approximately $11 million per month from the beginning of the year until the closing of the transaction, in lieu of cash flows generated during the year. As part of the transaction, NRG is entering into a tolling agreement for its 866 MW Arthur Kill plant in New York City through April 2025. The transaction is expected to close by the end of 2021 and is subject to various closing conditions, approvals and consents, including FERC and NYPSC. The transaction received approval under the Hart-Scott-Rodino Act.
As of June 30, 2021, the following is classified as held for sale in the Consolidated Balance Sheet:

(In millions)(a)
Current assets(b)	$50
Property, plant and equipment, net	390
Other non-current assets	3
Total non-current assets(c)	393
Total assets held for sale	$443

Current liabilities(d)	29
Non-current liabilities(e)	61
Total liabilities held for sale	$90

(a) Property, plant and equipment, net for the East and West/Services/Other segments was $240 million and $150 million, respectively. The remaining assets and liabilities were primarily in the East segment
(b) Included in prepayments and other current assets in the Consolidated Balance Sheet
(c) Included in other non-current assets in the Consolidated Balance Sheet
(d) Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet
(e) Included in other non-current liabilities in the Consolidated Balance Sheet
On February 3, 2021, the Company closed on the sale of its 35% ownership in the Agua Caliente solar project to Clearway Energy, Inc. for $202 million. NRG recognized a gain on the sale of $17 million, including cash disposed of $7 million.
The Company completed other asset sales for cash proceeds of $3 million and $15 million during the six months ended June 30, 2021 and 2020, respectively.

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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	June 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes receivable	$2	$2	$2	$2
Liabilities:
Long-term debt, including current portion (a)	8,863	9,286	8,781	9,446
(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The estimated fair value of the borrowing under the Repurchase Facility approximates the carrying value because the interest rates vary with market interest rates, and is classified as Level 3 within the fair value hierarchy. The fair value of certain notes receivable of the Company is based on expected future cash flows discounted at market interest rate and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In millions)	Level 2	Level 3	Level 2	Level 3
Long-term debt, including current portion	$9,211	$75	$9,446	$—
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

The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	June 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$26	$10	$16	$—
Nuclear trust fund investments:
Cash and cash equivalents	20	20	—	—
U.S. government and federal agency obligations	91	90	1	—
Federal agency mortgage-backed securities	78	—	78	—
Commercial mortgage-backed securities	44	—	44	—
Corporate debt securities	122	—	122	—
Equity securities	502	502	—	—
Foreign government fixed income securities	6	1	5	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	5,699	843	3,944	912
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	94
Equity securities (classified within other non-current assets)	8
Total assets	$6,691	$1,467	$4,210	$912
Derivative liabilities:
Foreign exchange contracts	$4	$—	$4	$—
Commodity contracts	3,790	563	2,889	338
Total liabilities	$3,794	$563	$2,893	$338

	December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$25	$10	$15	$—
Nuclear trust fund investments:
Cash and cash equivalents	23	23	—	—
U.S. government and federal agency obligations	70	69	1	—
Federal agency mortgage-backed securities	89	—	89	—
Commercial mortgage-backed securities	36	—	36	—
Corporate debt securities	144	—	144	—
Equity securities	434	434	—	—
Foreign government fixed income securities	7	1	6	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	821	59	623	139
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	87
Equity securities (classified within other non-current assets)	8
Total assets	$1,745	$597	$914	$139
Derivative liabilities:
Commodity contracts	$884	$86	$643	$155
Total liabilities	$884	$86	$643	$155

The following table reconciles, for the three and six months ended June 30, 2021 and 2020, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2021	Six months ended June 30, 2021
(In millions)	Derivatives(a)	Derivatives(a)
Beginning balance	$159	$(16)
Contracts added from Direct Energy acquisition	—	(15)
Total gains realized/unrealized— included in earnings	182	362
Purchases	58	78
Transfers into Level 3(b)	168	172
Transfers out of Level 3(b)	7	(7)
Ending balance	$574	$574
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$275	$421
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
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of June 30, 2021, contracts valued with prices provided by models and other valuation techniques make up 16% of derivative assets and 9% of derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$8	$—	Discounted Cash Flow	Forward Market Price (per MMBtu)	$3	$27	$24
Power Contracts	876	319	Discounted Cash Flow	Forward Market Price (per MWh)	1	223	34
FTRs	28	19	Discounted Cash Flow	Auction Prices (per MWh)	(88)	755	—
	$912	$338

	December 31, 2020
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Power Contracts	$111	$143	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$105	$21
FTRs	28	12	Discounted Cash Flow	Auction Prices (per MWh)	(28)	43	0
	$139	$155

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2021 and December 31, 2020:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of June 30, 2021, the credit reserve resulted in a $7 million decrease primarily within cost of operations. As of December 31, 2020, the credit reserve resulted in a $2 million increase primarily within cost of operations.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2020 Form 10-K. As of June 30, 2021, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.8 billion and NRG held collateral (cash and letters of credit) against those positions of $483 million, resulting in a net exposure of $1.4 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 50% of the Company's exposure before collateral is expected to roll off by the end of 2022. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	53%
Financial institutions	47
Total as of June 30, 2021	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	77%
Non-investment grade/non-rated	23
Total as of June 30, 2021	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has no exposure to wholesale counterparties in excess of 10% of total net exposure discussed above as of June 30, 2021. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
During Winter Storm Uri, the Company experienced nonperformance by a counterparty in one of its bilateral financial hedging transactions, resulting in exposure of $403 million. The Company is pursuing all means available to enforce its rights under this transaction but, given the size of the exposure, cannot determine with certainty what the amount of its ultimate recovery will be. The full exposure was recorded as a provision for credit losses as of June 30, 2021.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2021, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.3 billion for the next five years.
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

As of June 30, 2021, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. As a result of Winter Storm Uri, the Company incurred additional credit losses from Business customers primarily due to a segment of customers whose contracts included a pass through of wholesale power prices which were significantly escalated during the storm and from customers who failed to meet their obligations in ERCOT load curtailment programs.

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

	As of June 30, 2021				As of December 31, 2020
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$20	$—	$—	—	$23	$—	$—	—
U.S. government and federal agency obligations	91	5	—	11	70	6	—	10
Federal agency mortgage-backed securities	78	3	—	24	89	4	—	24
Commercial mortgage-backed securities	44	1	—	27	36	2	—	27
Corporate debt securities	122	9	1	13	144	13	—	12
Equity securities	596	442	—	—	521	372	—	—
Foreign government fixed income securities	6	—	—	11	7	1	—	10
Total	$957	$460	$1		$890	$398	$—

The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
(In millions)	2021	2020
Realized gains	$6	$7
Realized losses	(4)	(9)
Proceeds from sale of securities	226	220

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of June 30, 2021, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the statement of operations. NRG has executed power purchase agreements extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.

Foreign Exchange Contracts
NRG is exposed to changes in foreign currency associated with the purchase of USD denominated natural gas for its Canadian business. In order to manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of June 30, 2021, NRG had foreign exchange contracts extending through 2023. The Company marks these derivatives to market through the statement of operations.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2021 and December 31, 2020. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	June 30, 2021	December 31, 2020
Emissions	Short Ton	1	1
Renewable Energy Certificates	Certificates	12	5
Coal	Short Ton	1	2
Natural Gas	MMBtu	628	(286)
Power	MWh	194	57
Capacity	MW/Day	—	(1)
Foreign Exchange	Dollars	$140	$—
The increase in positions was primarily the result of the Direct Energy acquisition.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Foreign exchange contracts - current	$—	$—	$2	$—
Foreign exchange contracts - long-term	—	—	2	—
Commodity contracts - current	3,975	560	2,847	499
Commodity contracts - long-term	1,724	261	943	385
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$5,699	$821	$3,794	$884
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of June 30, 2021
Foreign exchange contracts:
Derivative liabilities	$(4)	$—	$—	$(4)
Total foreign exchange contracts	$(4)	$—	$—	$(4)
Commodity contracts:
Derivative assets	$5,699	$(3,476)	$(501)	$1,722
Derivative liabilities	(3,790)	3,476	—	(314)
Total commodity contracts	$1,909	$—	$(501)	$1,408
Total derivative instruments	$1,905	$—	$(501)	$1,404

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2020
Commodity contracts:
Derivative assets	$821	$(658)	$(5)	$158
Derivative liabilities	(884)	658	—	(226)
Total commodity contracts	$(63)	$—	$(5)	$(68)
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

(In millions)	Three months ended June 30,		Six months ended June 30,
Unrealized mark-to-market results	2021	2020	2021	2020
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$22	$30	$39	$39
Reversal of acquired loss positions related to economic hedges	103	3	248	4
Net unrealized gains on open positions related to economic hedges	1,392	54	1,951	88
Total unrealized mark-to-market gains for economic hedging activities	1,517	87	2,238	131
Reversal of previously recognized unrealized (gains) on settled positions related to trading activity	(3)	(5)	(10)	(7)
Net unrealized (losses)/gains on open positions related to trading activity	(7)	4	4	17
Total unrealized mark-to-market (losses)/gains for trading activity	(10)	(1)	(6)	10
Total unrealized gains	$1,507	$86	$2,232	$141

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Unrealized (losses)/gains included in operating revenues - commodities	$(80)	$42	$(108)	$49
Unrealized gains included in cost of operations - commodities	1,589	44	2,344	92
Unrealized (losses) included in cost of operations - foreign exchange	(2)	—	(4)	—
Total impact to statement of operations	$1,507	$86	$2,232	$141

The reversals of acquired loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the six months ended June 30, 2021, the $2.0 billion unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward positions due to increases in natural gas and power prices.
For the six months ended June 30, 2020, the $88 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward positions as a result of increases in outer year ERCOT power prices and decreases in New York capacity, New York power, and West/Other power prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging and trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. In addition, as a result of the acquisition of Direct Energy from Centrica, certain of the Company’s agreements as of June 30, 2021, were still supported by credit support posted by Centrica, and as a result could require the Company to post collateral upon a deterioration or downgrade of Centrica. The collateral potentially required for all contracts with adequate assurance clauses that are in a net liability position as of June 30, 2021 was $745 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was $66 million as of June 30, 2021. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $18 million of additional collateral would be required for all contracts with credit rating contingent features as of June 30, 2021.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Impairments
2021 Impairment Losses
PJM Asset Impairments — During the second quarter of 2021, the results of the PJM Base Residual Auction for the 2022/2023 delivery year were released leading the Company to announce the near-term retirement of a significant portion of its PJM coal generating assets in June 2022. The Company considered the decline in PJM capacity prices and the near-term retirement dates of certain assets to be a trigger for impairment and performed impairment tests on the PJM generating assets and the goodwill associated with Midwest Generation. The Company measured the impairment losses on the PJM generation assets and Midwest Generation goodwill as the difference between the carrying amount and the fair value of the PJM generating assets and Midwest Generation reporting unit, respectively. Fair values were determined using an income approach in which the Company applied a discounted cash flow methodology to the long-term budgets for the plants and reporting unit. Significant inputs impacting the income approach include the Company's long-term view of capacity and fuel prices, projected generation, the physical and economic characteristics of each plant, and the discount rate applied to the after-tax cash flow projections. Impairment losses of $271 million and $35 million were recorded in the East segment on the PJM generating assets and Midwest Generation goodwill, respectively.
2020 Impairment Losses
Petra Nova Parish Holdings — During the first quarter of 2020, due to the decline in oil prices, NRG determined that the carrying amount of the Company’s equity method investment exceeded the fair value of the investment and that the decline was considered to be other-than-temporary. In determining the fair value, the Company utilized an income approach to estimate future project cash flows. The Company recorded an impairment loss of $18 million in the Texas segment, which included the anticipated drawdown of the $12 million letter of credit posted in September 2019 to cover certain project debt reserve requirements.

Note 9 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	June 30, 2021	December 31, 2020	Interest rate %
Recourse debt:
Senior Notes, due 2026	$1,000	$1,000	7.250
Senior Notes, due 2027	1,230	1,230	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Convertible Senior Notes, due 2048(a)	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Tax-exempt bonds	466	466	1.250 - 4.750
Repurchase Facility	75	—	L + 1.250
Subtotal recourse debt	8,930	8,855
Finance leases	14	4	various
Subtotal long-term debt and finance leases (including current maturities)	8,944	8,859
Less current maturities	(79)	(1)
Less debt issuance costs	(86)	(93)
Discounts	(67)	(74)
Total long-term debt and finance leases	$8,712	$8,691
(a)As of the ex-dividend date of July 30, 2021, the Convertible Senior Notes were convertible at a price of $45.22, which is equivalent to a conversion rate of approximately 22.12 shares of common stock per $1,000 principal amount

Recourse Debt
Revolving Credit Facility
During the third quarter of 2020, the Company amended its existing credit agreement to, among other things, (i) increase the existing revolving commitments in an aggregate amount of $802 million, and (ii) provide for a new tranche of revolving commitments in an aggregate amount of $273 million with a maturity date of July 5, 2023. The maturity date of the new revolving tranche of commitments may, upon request by the Company, and at the option of each applicable lender under the new tranche be extended to May 28, 2024, which is the maturity date of the existing and increased commitments. Other than with respect to the maturity date, the terms of all revolving commitments and loans made pursuant thereto are identical. The increase in the existing commitments, and the commitments with respect to the new tranche were effective on August 20, 2020 and became available on January 5, 2021 upon the closing of the Direct Energy Acquisition. As of June 30, 2021, total revolving commitments available, subject to usage, under the amended credit agreement was $3.7 billion.
Receivables Securitization Facilities
On July 26, 2021, NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company, entered into the First Amendment to its accounts receivable securitized borrowing facility dated September 22, 2020 with a group of conduit lenders and banks and Royal Bank of Canada, as Administrative Agent (as amended, the “Receivables Facility”) to, among other things, (i) increase the existing revolving commitments by $50 million to an aggregate amount of $800 million, (ii) extend the maturity date until July 26, 2022, (iii) make certain adjustments to the pool of receivables through the Receivables Facility and certain related covenants and (iv) provide for revised language relating to interest determination based on SOFR in case of a LIBOR cessation or the occurrence of certain other trigger events. As of June 30, 2021, there were no outstanding borrowings and there were $214 million in letters of credit issued under the Receivables Facility.
On July 26, 2021, the Company renewed its existing Repurchase Facility to, among other things, (i) extend the maturity date to July 26, 2022 and (ii) provide for revised language relating to interest determination based on SOFR in case of a LIBOR cessation or the occurrence of certain other trigger events. As of June 30, 2021, the full $75 million borrowing was outstanding under the Repurchase Facility, which was fully repaid as of August 5, 2021.

Non-Recourse Debt
Put Option Agreement for Senior Debt Issuance
As further discussed in Part IV, Item 15, Note 14, Long-term Debt and Finance Leases of the Company's 2020 Form 10-K, the Company entered into a Put Option Agreement for Senior Debt Issuances (the “P-Caps”). In connection with the issuance of the P-Caps, on December 11, 2020, NRG entered into an amended and restated facility agreement for the issuance of letters of credit (the “LC Agreement”) with Deutsche Bank Trust Company Americas as collateral agent (the “Collateral Agent”) and administrative agent pursuant to which certain financial institutions (the “LC Issuers”) have agreed to provide letters of credit in an aggregate amount not to exceed $874 million to support the operations of NRG and its subsidiaries and minority investments, including to replace certain letters of credit and other credit support issued for the account of entities acquired pursuant to the Direct Energy Acquisition. In addition, on December 11, 2020, the Trust entered into an amended and restated pledge and control agreement (the “Pledge Agreement”), among NRG, the Trust and the Collateral Agent for the LC Issuers, under which the Trust agreed to grant a pledge over the Eligible Treasury Assets in favor of the Collateral Agent for the benefit of the LC Issuers. Pursuant to the LC Agreement and the Pledge Agreement, the Collateral Agent is entitled to withdraw Eligible Treasury Assets from the Trust’s pledged account, following notice to NRG, in the event NRG has failed to reimburse amounts drawn under any letter of credit issued pursuant to the LC Agreement, and the LC Issuers have the right to instruct the Collateral Agent to enforce the pledge over the Eligible Treasury Assets upon the occurrence of any event of default under the LC Agreement (a “Collateral Enforcement Event”). The LC Agreement and the Pledge Agreement were available on January 5, 2021. As of June 30, 2021, $824 million of letters of credit were issued under the LC Agreement.

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
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Accounts receivable	$642	$647
Other current assets	1	2
Total assets	643	649
Current liabilities	77	78
Net assets	$566	$571

Note 11 — Changes in Capital Structure
As of June 30, 2021 and December 31, 2020, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2020	423,057,848	(178,825,915)	244,231,933
Shares issued under LTIPs	483,577	—	483,577
Shares issued under ESPP	—	59,967	59,967
Balance as of June 30, 2021	423,541,425	(178,765,948)	244,775,477
Shares issued under LTIPs	1,404	—	1,404
Balance as of August 5, 2021	423,542,829	(178,765,948)	244,776,881

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
NRG Common Stock Dividends
During the first quarter of 2021, NRG increased the annual dividend to $1.30 from $1.20 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.325 per share was paid on the Company's common stock during the three months ended June 30, 2021. On July 20, 2021, NRG declared a quarterly dividend on the Company's common stock of $0.325 per share, payable on August 16, 2021 to stockholders of record as of August 2, 2021.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Note 12 — Income Per Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted income per share is computed in a manner consistent with that of basic income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The outstanding relative performance stock units, non-vested restricted stock units, market stock units, and non-qualified stock options are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method. The Convertible Senior Notes are convertible, under certain circumstances, into the Company’s common stock, cash or combination thereof (at NRG's option). There is no dilutive effect for the Convertible Senior Notes due to the Company’s expectation to settle the liability in cash.
The reconciliation of NRG's basic and diluted income per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic income per share:
Net income	$1,078	$313	$996	$434
Weighted average number of common shares outstanding - basic	245	245	245	246
Income per weighted average common share — basic	$4.40	$1.28	$4.07	$1.76

Diluted income per share:
Net income	$1,078	$313	$996	$434
Weighted average number of common shares outstanding - basic	245	245	245	246
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	1	—	1
Weighted average number of common shares outstanding - dilutive	245	246	245	247
Income per weighted average common share — diluted	$4.40	$1.27	$4.07	$1.76
As of June 30, 2021 and 2020 the Company had an insignificant number of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share.

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

	Three months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Operating revenues	$2,025	$2,678	$537	$—	$3	$5,243
Depreciation and amortization	84	(54)	16	7	—	53
Impairment losses	—	306	—	—	—	306
Equity in earnings of unconsolidated affiliates	—	—	14	—	—	14
Income/(loss) before income taxes	792	784	41	(159)	—	1,458
Net income/(loss)	$792	$772	$40	$(526)	$—	$1,078

Total assets	$8,754	$11,260	$4,017	$12,838	$(15,250)	$21,619

	Three months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Operating revenues	$1,578	$545	$115	$—	$—	$2,238
Depreciation and amortization	59	32	9	10	—	110
Equity in losses of unconsolidated affiliates	(3)	—	15	—	—	12
Income/(loss) before income taxes	350	142	30	(109)	1	414
Net income/(loss)	$350	$142	$29	$(209)	$1	$313

	Six months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Operating revenues	$5,727	$6,503	$1,102	$—	$2	$13,334
Depreciation and amortization	161	155	40	14	—	370
Impairment losses	—	306	—	—	—	306
Gain on sale of assets	—	—	17	—	—	17
Equity in (losses)/earnings of unconsolidated affiliates	(1)	—	9	—	—	8
Income/(loss) before income taxes	367	1,141	111	(328)	—	1,291
Net income/(loss)	$367	$1,125	$109	$(605)	$—	$996

	Six months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Operating revenues	$2,936	$1,066	$258	$—	$(3)	$4,257
Depreciation and amortization	118	64	18	19	—	219
Gain on sale of assets	—	—	1	5	—	6
Equity in (losses)/earnings of unconsolidated affiliates	(3)	—	4	—	—	1
Income/(loss) before income taxes	512	162	75	(191)	—	558
Net income/(loss)	$512	$162	$74	$(314)	$—	$434

Note 14 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions, except rates)	2021	2020	2021	2020
Income before income taxes	$1,458	$414	$1,291	$558
Income tax expense	380	101	295	124
Effective income tax rate	26.1%	24.4%	22.9%	22.2%
For the three months ended June 30, 2021, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense. For the six months ended June 30, 2021, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense partially offset by one-time tax benefits, as a result of the acquisition of Direct Energy, on the revaluation of state deferred tax assets, NOLs and valuation allowance. For the same periods in 2020, the effective tax rates were higher than the statutory rate of 21% due to state tax expense partially offset by an excess tax benefit related to share-based compensation.
Uncertain Tax Benefits
As of June 30, 2021, NRG had a non-current tax liability of $19 million for uncertain tax benefits from positions taken on various federal and state income tax returns and accrued interest. For the six months ended June 30, 2021, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of June 30, 2021, NRG had cumulative interest and penalties related to these uncertain tax benefits of $1 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG's material related party transactions with third party affiliates:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Revenues from Related Parties Included in Operating Revenues
Gladstone	$—	$—	$1	$1
Ivanpah(a)	9	10	21	23
Midway-Sunset	1	2	3	3
Total	$10	$12	$25	$27
(a) Also includes fees under project management agreements with each project company

Note 16 — Commitments and Contingencies
Commitments
The Company disclosed its commitments in Note 24, Commitments and Contingencies, to the Company's 2020 Form 10-K. NRG completed the acquisition of Direct Energy on January 5, 2021 and assumed additional purchased energy commitments as detailed below.
Purchased Energy Commitments
NRG assumed additional long-term contractual commitments related to electricity and natural gas products, including power purchases, gas transportation and storage. The Company's minimum commitments under such outstanding agreements as of the Acquisition Closing Date are estimated as follows:

Period	(In millions)
2021	$246
2022	396
2023	272
2024	180
2025	134
Thereafter	450
Total	$1,678

First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty may have a claim under the first lien program. As of June 30, 2021, all hedges under the first lien program were out-of-the-money for NRG on a counterparty aggregate basis.
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
Variable Price Cases — In the cases set forth below, referred to as the Variable Price Cases, such actions involve consumers alleging that one of the Company’s ESCOs promised that consumers would pay the same or less than they would have paid if they stayed with their default utility or previous energy supplier. The underlying claims of each case are similar and the Company continues to deny the allegations and is vigorously defending these matters. These matters were known and accrued for at the time of each acquisition.
XOOM Energy
XOOM Energy is a defendant in a putative class action lawsuit pending in New York. This case is in the discovery phase.
Direct Energy
There are four putative class actions pending against Direct Energy: (1) Linda Stanley v. Direct Energy (S.D.N.Y Apr. 2019) - The parties mediated in June and agreed on a settlement. Once the settlement is drafted and signed, it will be submitted to the Court for approval; (2) Martin Forte v. Direct Energy (N.D.N.Y. Mar. 2017) - Direct Energy’s Motion for Summary Judgment and Plaintiff’s Class Certification are fully briefed and awaiting a ruling; (3) Richard Schafer v. Direct Energy (W.D.N.Y. Dec. 2019; on appeal 2nd Cir. N.Y.) - The trial court dismissed this action. Plaintiff appealed to the Second Circuit Court of Appeals. Oral arguments took place in April 2021. Subsequently, the Second Circuit issued a summary opinion vacating the district court's dismissal of the case. The matter was remanded back to the district court; and (4) Julie and Richard Lane v. Direct Energy (S.D.Ill. Jun. 2019) - Plaintiff has amended her Complaint in response to the Court dismissing all claims except a claim under the Illinois Consumer Protection Act. Direct Energy’s Motion to Dismiss was granted by the Court on April 26, 2021. The time to appeal this determination has passed.
Telephone Consumer Protection Act ("TCPA") Cases — In the cases set forth below, referred to as the TCPA Cases, such actions involve consumers alleging violations of the Telephone Consumer Protection Act of 1991, as amended, by receiving calls, texts or voicemails without consent in violation of the federal Telemarketing Sales Rule, and/or state counterpart legislation. The underlying claims of each case are similar. The Company continues to deny the allegations asserted by plaintiffs and intends to vigorously defend these matters. These matters were known and accrued for at the time of the acquisition.
There are two putative class actions pending against Direct Energy: (1) Brittany Burk v. Direct Energy (S.D. Tex. Feb. 2019) - Written discovery is complete, and fact and expert discovery is ongoing. The briefing on Direct Energy’s Motion to Dismiss and Plaintiff’s Class Certification is complete; and (2) Matthew Dickson v. Direct Energy (N.D.Ohio Jan. 2018) - Direct Energy has filed a Third-Party Petition against its vendor, Total Marketing Concepts, LLC, who placed voicemails without consent from Direct Energy and in violation of the parties’ agreement. This case is stayed pending the outcome of a Second Circuit appeal of the American Association of Political Consultants ("AAPC") issue. In each case, Direct Energy has filed a Motion to Dismiss for lack of subject matter jurisdiction based on the Supreme Court’s 2020 AAPC decision invalidating the TCPA provision asserted in each case.
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
Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines ("ELG") for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. The Company is in the process of estimating the environmental capital expenditures that will be required to comply. The capital expenditures required to comply will depend on elections regarding future operations of each coal-fired unit. NRG expects to make these elections for each unit in the fourth quarter of 2021, at which time the EPA will be notified as required. Accordingly, we do not expect to provide estimates of ELG compliance costs until early 2022. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. The EPA anticipates releasing a proposed rule in fall 2022.

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
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2021 and 2020. Also refer to NRG's 2020 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.

Executive Summary
Introduction and Overview
NRG is a consumer services company built on dynamic retail brands with diverse generation assets. NRG brings the power of energy to customers by producing and selling energy and related products and services, nation-wide in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. The Company sells energy, services, and innovative, sustainable solutions and advisory services to approximately 6 million Home customers under the names NRG, Reliant, Direct Energy, Green Mountain Energy, Stream, and XOOM Energy, as well as other brand names owned by NRG, supported by approximately 23,000 MW of generation, including approximately 4,850 MW of fossil generation assets held for sale as of June 30, 2021 and approximately 1,600 MW of its PJM coal fleet with a retirement date of June 2022.

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
In March 2021, President Biden announced a framework for his "Build Back Better" initiative. The framework includes policies to address climate change across the whole of the federal government through the tax code, an energy efficiency and clean energy standard, research and development, among other areas of focus. Relatedly, the U.S. House Energy and Commerce Committee released, and has been holding hearings on, the Climate Leadership and Environmental Action for our Nation's ("CLEAN") Future Act, which is expected to influence legislative drafts of the "Build Back Better" initiative. The CLEAN Future Act proposes, among other things, a clean electricity standard that would require electricity suppliers to procure and retire clean energy credits offsetting, in aggregate, 80% of the energy sold by 2030 and 100% by 2035. It would establish an auction-based mechanism for these credits and award partial credits to certain types of carbon-emitting generation that have lower-than-average emissions rates.
"Build Back Better" is currently on two tracks in Congress, with a bipartisan, $1.2 trillion "core infrastructure" bill that is currently being debated in the Senate and an expected multi-trillion budget reconciliation process to address additional priorities this fall. A Clean Electricity Standard, or similar program, remains a goal of the Biden Administration, despite an unclear political path forward. Energy tax issues remain a strong candidate for inclusion in a reconciliation bill. Although these proposals have not yet resulted in any new legislation being enacted or regulations promulgated, NRG is closely monitoring both legislative and executive agency action and expects to be an active participant as proposals evolve into legislation.
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
In addition, Senate Bill ("SB") 2154, passed during the regular Texas Legislative session, increased the number of Commissioners from three to five. The Governor has appointed, and the Senate has confirmed, Peter Lake to serve as Chairman to the PUCT and Lori Cobos, formerly of the Office of Public Utility Counsel, to serve as PUCT Commissioner. Chairman Lake and Commissioner Cobos join Commissioner McAdams, leaving two open vacancies on the PUCT.
Public Utility Commission of Texas’ Actions with Respect to Wholesale Pricing During and After Winter Storm Uri
On February 15, 2021, the PUCT issued an emergency order that required the energy prices of the ERCOT market to reflect the "Value of Lost Load" so long as load was being involuntary curtailed during Energy Emergency Alert 3 ("EEA3") conditions, as directed by ERCOT. This action effectively set the price of energy at $9,000 per megawatt-hour for the duration of the EEA3 event. Additionally, in the same order, the PUCT temporarily suspended the Low System Wide Offer Cap ("LCAP"), reasoning that if triggered it would have the unintended effect of raising the price cap of the ERCOT market above $9,000 per megawatt-hour. On February 16, 2021, the PUCT largely reaffirmed its judgement, but rescinded the retroactive applicability of its February 15, 2021 order to the early hours of February 15, 2021. Consequently, energy prices remained at $9,000/MWh from late February 15, 2021 to early February 19, 2021, when ERCOT declared the EEA3 conditions terminated.
On February 21, 2021, citing a public emergency, the PUCT issued an order directing retail electricity providers ("REPs") to suspend late fees and cease disconnecting residential and small commercial customers for non-payment. Although the late fee suspension was ended on March 3, 2021, the disconnection prohibition remained in place for several more weeks. On June 15, 2021, the PUCT issued an order ending the disconnection moratorium on June 18, 2021. Beginning June 19, 2021, retail electric providers must issue new disconnection notices to customers and were able to resume disconnections starting June 29, 2021.
On March 4, 2021, after the PUCT lifted its temporary suspension of the LCAP, ERCOT transitioned from using the System Wide Offer Cap ("SWCAP") to the LCAP, which, as amended on June 24, 2021, resulted in the offer cap being reduced from $9,000 per MWh to $2,000 per MWh, but enables resource entities to recover their actual marginal costs when the LCAP is in effect. ERCOT makes the transition from the SWCAP to LCAP after a hypothetical gas-fired peaker, using actual power prices, would have made $315,000 MW/year (achieved on February 16, 2021), which is equal to three times the assumed net cost of new entry. The transition is intended to protect consumers from prolonged periods of extremely high prices in the ERCOT market. This transition of the offer cap may reduce the balance of year 2021 power prices due to the lower offer cap.
As of June 2021, ERCOT has issued operating condition notices more regularly. This has resulted in a substantially higher number of reliability unit commitments, with consequent uplift costs broadly spread to all load-serving entities in ERCOT. Additionally, ERCOT announced that effective July 12, 2021, it would increase the amount of reserves it purchased during the summer and beyond. This increase particularly affects two categories of ancillary services, responsive reserve service and non-spinning reserve service. Increasing the amount of reserves will likely diminish the magnitude of reliability unit commitments. However, the sudden change in the magnitude of demand for these services will result in a larger number of ancillary service costs allocated to load. Ultimately, more comprehensive wholesale market reforms may displace this approach with other market-based approaches.
Activity on Securitization and ERCOT Pricing during Winter Storm Uri — The Texas Legislature acted to pass a variety of securitization vehicles, most notably House Bill ("HB") 4492 and SB1580, to finance exceptionally high power and gas costs from Winter Storm Uri. HB4492 provides for nearly $3 billion in financing for ERCOT to remedy approximately $800 million in short payments resulting from defaults and up to $2.1 billion for highly priced ancillary service and online reliability deployments ("ORDPA") during the event. On July 16, 2021, ERCOT filed two applications requesting the PUCT to issue Debt Obligation Orders (DOOs") in relation to these two categories of cost. Pursuant to HB4492, the PUCT will have until mid-October to issue DOOs in those matters.
Assuming the PUCT issues these DOOs, loans or securitized bonds would be issued with ERCOT or an affiliated entity as the borrower. The proceeds of these borrowings then would be paid to affected market participants for default-related short payments and to load-serving entities for certain ancillary-servicing and ORDPA costs. In turn, these borrowings would be repaid through non-bypassable fees charged to all qualified scheduling entities (in the case of the default financing) and to all load-serving entities (in the case of ancillary services and ORDPA). HB4492 does provide for a one-time opt-out for certain load-serving entities or individual large customers who in exchange for foregoing any securitization-related proceeds likewise avoid future fees associated with repayment of the securitized bonds. However, nearly all competitive REPs are required by the law to participate, ensuring the charge established by the law is competitively neutral. Additionally, in its July 16, 2021 filing, ERCOT asked the PUCT to establish a parallel proceeding to establish rules for affected load-servicing entities to demonstrate eligibility or to claim an opt-out associated with this securitization.
SB1580 provides for and purports to require electric co-operatives with large unpaid balances to ERCOT to securitize those debts and promptly repay ERCOT. If they do not, the law would require the PUCT to order ERCOT to suspend their participation in the wholesale market. Of the defaults in the ERCOT market, two electric co-operatives, Brazos Electric Power Cooperative, Inc. ("Brazos") and Rayburn Country Electric Cooperative, Inc., constitute the vast majority. Brazos currently is in bankruptcy. On June 15, 2021, NRG filed a claim in the bankruptcy proceeding of Brazos.
ERCOT's market protocols provide for the short pay to be extinguished through a process of uplift, whereby the cost of defaults is allocated to all market participants, including retailers, generators, municipal and co-operative utilities, and financial traders. However, the total amount of this uplift is limited by ERCOT's current protocols to $2.5 million per month. Consequently, it would take approximately 99 years for the current net short-pay balance to be uplifted to the market under the current market rules. NRG's undiscounted share of the uplift based on its current market share is estimated to be approximately $192 million and has been short-paid $83 million. The remaining $109 million has been discounted based on the 99 year repayment term and present value of $12 million was recorded as an additional liability. Taken together, HB4492 and SB1580 provide an avenue for the complete resolution of market participant defaults and resulting short payments in ERCOT resulting from Winter Storm Uri.

In adopting securitization approaches, the Legislature rejected retroactively repricing of ERCOT market prices. However, litigation on repricing continues. Multiple parties seek to set aside the PUCT orders issued during Winter Storm Uri that set ERCOT pricing at the market price cap. As part of HB4492, any proceeds deriving from litigation must be returned to ERCOT if that litigant is a market participant that avails itself of securitization proceeds.
Reliability and Plant Operations Standards — The PUCT established Project 51840, a rulemaking to establish weatherization standards, and issued a notice for comments in response to provisions of SB3 that require mandatory standards for power generators and others within the electric-power sector. SB3 provides that the standards adopted by the PUCT be implemented by generation owners, be subject to ERCOT inspections, and that ERCOT provide asset owners with a reasonable period of time to remedy any violation. Continuing violations would be subject to an administrative penalty and a requirement that a third-party contractor assess the asset owner's weatherization plans. NRG is participating in the PUCT rulemaking to implement these provisions and has advocated a clear standard applicable to every generation resource type in each zone of ERCOT; for winter, NRG recommended a standard based on temperature, wind chill and duration. Additionally, SB3 required ERCOT to review, coordinate and approve or deny requests of electric generation owners to take plants out of service on planned outages. On July 19, 2021, the PUCT filed draft weatherization standards for discussion purposes and further comment from stakeholders.
PJM
PJM’S Variable Resource Requirement Curve — On July 9, 2021, the Court of Appeals for the D.C. Circuit issued a decision denying in part and granting in part an appeal by several PJM state consumer advocates regarding FERC’s order approving revisions to PJM’s Variable Resource Requirement Curve (“VRR”). The VRR is the demand curve that represents the slope of bids in the auction that ultimately results in the price and quantity of capacity allocated to load-serving entities, including NRG. The VRR curve is based on several inputs, including the Net CONE. The court upheld PJM’s use of a greenfield gas-fired combustion turbine as the reference unit to establish Net CONE. However, the court remanded back to FERC the issue of allowing generators to have a 10% adder to their offer to supply capacity in the PJM market. The outcome could affect PJM’s capacity market prices.
PJM Revisions to Minimum Offer Price Rule — On July 30, 2021, PJM filed a proposed tariff change at FERC to largely eliminate the current minimum offer price rules ("MOPR") except in very narrow cases. The proposal would eliminate: (i) the current MOPR for new entrant natural gas resources effective with the 2023/2024 delivery year and (ii) the expanded MOPR established in FERC's December 2019 Order to address out-of-market subsidies. The proposed revisions would allow PJM to address specific and narrow instances of buyer-side market power through subsequent filings at FERC. Any changes to the PJM capacity market construct may impact the outcome of the Base Residual Auction to be held in December 2021 for the 2023/2024 delivery year and future auctions.
Independent Market Monitor Market Seller Offer Cap Complaint — On February 21, 2019, the Independent Market Monitor filed a complaint alleging that the current Market Seller Offer Cap is too high. A number of parties, including PJM, filed protests to the filing arguing that, among other things, the Market Monitor failed to support its claim that the expected number of performance hours used to calculate the cap is overstated. On March 18, 2021, finding that the calculation of the default Market Seller Offer Cap was unjust and unreasonable, the Order permitted the current PJM May 2021 capacity auction for the 2022/2023 delivery rule to continue under the existing rules and set a procedural schedule for parties to file briefs with possible solutions. Briefing is complete, and the matter is pending at FERC. As a result of this proceeding, default market caps could be lower.
Indiana Municipal Power Agency and City of Lawrenceburg, Indiana Complaint on Station Power — On September 17, 2020, FERC issued an order in response to a complaint and request for declaratory judgement challenging the station power wholesale netting provisions in PJM's tariff. FERC found that it does not have jurisdiction over the supply of station power and the provision of station power is a retail sale subject to state jurisdiction. The order established a Section 206 proceeding and required PJM to submit a filing to show why the station service netting provisions of its tariff are just and reasonable. Lawrenceburg Power, LLC filed for rehearing, which was denied by operation of law on November 19, 2020 and they subsequently appealed to the United States Court of Appeals for the District of Columbia Circuit. The matter is pending. On November 23, 2020, PJM submitted its station power compliance filing to FERC. In an April 27, 2021 Order, FERC found that PJM's Tariff regarding station power netting was unjust and unreasonable, but accepted in part and rejected in part PJM's compliance filing, and required PJM to make an additional compliance filing within 30 days of the Order. On May 27, 2021, PJM made an additional compliance filing. This decision could affect the rates that plants pay for station power.
New England
FERC Changes to Capacity Markets — FERC held a technical conference on Modernizing Electric Market Design for the New England markets on May 25, 2021. ISO-NE leadership represented that they would work on Minimum Offer Price Rule and other related matters with the expectation of making a filing for FERC's consideration in early 2022.

California
California Resource Adequacy Proceedings — Since a summer 2020 heat storm that resulted in emergency load curtailments, the State of California and CAISO have embarked on numerous new regulatory activities while redirecting existing proceedings related to the topic of resource adequacy. On March 25, 2021, the CPUC directed the state's major investor-owned utilities to engage in up to 1.5 GW of emergency procurement for 2021 and 2022. In the same docket, the CPUC approved a new demand response program for use during emergency conditions. As part of the Integrated Resource Procurement docket, the CPUC approved a decision on June 24, 2021 that will require all Load Serving Entities to procure a pro rata share of 11.5 GW of new non-fossil resource adequacy from 2023 to 2026. To replace the retiring Diablo Canyon nuclear plant, this will consist largely of GHG-free energy, long-duration storage, baseload renewables and energy storage. The CPUC and CAISO are also proposing major structural reforms of the resource adequacy program in California that would begin in 2024.
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
Canada
Alberta Energy Market — In December 2020, prior to its acquisition by NRG, Direct Energy filed a Non-Energy Rate Application with the Alberta Utilities Commission ("AUC") to approve cost recovery for the 2020-2022 period. Major cost elements of this application relate to bad debt, corporate costs, and customer care and billing contracts. The Company engaged in a mediation and settlement process, and on April 20, 2021 an all-party settlement was executed, and was filed with the AUC on April 23, 2021. The AUC approved the settlement agreement on June 4, 2021. Separately, the Company received approval from the AUC of a negotiated rate settlement for its electricity focused 2020-2022 Energy Price Setting Plan which went into effect on July 1, 2021. The Company is also in the process of completing the last repayment to the Balancing Pool and the Alberta government as part of its 90-day utility bill deferral program. This program, effective March 18, 2020, was designed to assist residential, farms, and small business customers who were negatively affected by COVID-19 related economic circumstances by temporarily deferring their utility bill payments. The program was also designed to mitigate bad debt risks associated with the implementation of the program.

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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. The Company is in the process of estimating the environmental capital expenditures that will be required to comply. The capital expenditures required to comply will depend on elections regarding future operations of each coal-fired unit. NRG expects to make these elections for each unit in the fourth quarter of 2021 at which time the EPA will be notified as required. Accordingly, we do not expect to provide estimates of ELG compliance costs until early 2022. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. The EPA anticipates releasing a proposed rule in fall 2022.
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
During the six months ended June 30, 2021, Winter Storm Uri's financial impact to loss before income taxes was a loss of $1 billion. A number of factors may mitigate or increase the financial impact, such as recently passed regulatory securitization packages, finalizing meter and settlement data, potential customer and counterparty risk including ERCOT's shortfall payments and uplift charges, and one-time cost savings.
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
The Company paid an aggregate purchase price of $3.625 billion in cash and an initial purchase price adjustment of $77 million. The Company funded the purchase price using a combination of $715 million of cash on hand, $166 million from a draw on its Revolving Credit Facility (of which $107 million was used to fund acquisition costs and financing fees that are not included in the aggregate purchase price above), as well as approximately $2.9 billion in secured and unsecured corporate debt issued in December 2020. The purchase price adjustment resulted in a reduction of $3 million, which is in negotiation with Centrica. The Company expects to receive this payment from Centrica during 2021. NRG expects to realize annual synergies of $135 million, $225 million, and $300 million in 2021, 2022, and 2023, respectively.
Limestone Extended Outage
In early July 2021, Limestone Unit 1 came offline as a result of damage to the duct work associated with the flue gas desulfurization system. Based on management's current assessment of necessary remediation efforts, Unit 1 is expected to remain on an outage through the end of 2021.
Retirement of 1,600 MWs of PJM coal capacity
During the second quarter of 2021, the results of the PJM Base Residual Auction for the 2022/2023 delivery year were released, leading the Company to announce the near-term retirement of a significant portion of its PJM coal generating assets in June 2022. On July 30, 2021, PJM identified reliability impacts resulting from the proposed deactivation of one of those assets, Indian River Unit 4. The Company has until August 29, 2021 to notify PJM if it elects not to pursue continued operations. The Company recorded impairment losses of $271 million and $35 million on the PJM generating assets and Midwest Generation goodwill, respectively, in connection with the decline in PJM capacity prices and the near-term retirement dates of certain assets, Note 8, Impairments. The Company is continuing to evaluate the viability of the remaining PJM generating assets in light of the auction results.
Sale of Agua Caliente
On February 3, 2021, the Company completed the sale of its 35% ownership in Agua Caliente to Clearway Energy, Inc. for $202 million. NRG recognized a gain on the sale of $17 million, including cash disposed of $7 million. On October 21, 2019, the Company had repaid the Agua Caliente Borrower 1 notes associated with the project of $83 million.
Sale of 4.8 GW of Fossil Generation Assets
On February 28, 2021, the Company entered into a definitive purchase agreement with Generation Bridge, an affiliate of ArcLight Capital Partners, to sell approximately 4,850 MW of fossil generating assets from its East and West regions of operations for total proceeds of $760 million, subject to standard purchase price adjustments and certain other indemnifications. The purchase price adjustments will include a working capital deduction for cash flows generated of approximately $11 million per month from the beginning of the year until the closing of the transaction, in lieu of cash flows generated during the year. As part of the transaction, NRG is entering into a tolling agreement for its 866 MW Arthur Kill plant in New York City through April 2025.
The transaction is expected to close by the end of 2021 and is subject to various closing conditions, approvals and consents, including from FERC and NYPSC. The transaction received approval under the Hart-Scott-Rodino Act.
Renewable Power Purchase Agreements
The Company's strategy is to procure mid to long-term generation through power purchase agreements. As of June 30, 2021, NRG has entered into PPAs totaling approximately 2.2 GW with third-party project developers and other counterparties. The tenor of these agreements is an average of twelve years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. Due to COVID-19, certain of these PPA contracts have been amended to allow for the delay of project completion dates from mid-2021 into 2022. These amendments include improved terms for NRG.
COVID-19
As the COVID-19 pandemic continues, NRG remains focused on protecting the health and well-being of its employees, while supporting its customers and the communities in which it operates and assuring the continuity of its operations. During 2020, NRG migrated a substantial portion of its employees to a remote work environment. The first COVID-19 vaccine became available in the United States in December 2020. Vaccines have become increasingly accessible since the initial rollout and all adults across the nation became eligible to receive a vaccine as of April 19, 2021. The Company has completed its phased approach to return employees to the offices following a set of safety protocols to ensure employee well-being.
While the pandemic presents risks to the Company's business, as further described in the Company’s 2020 Form 10-K in Part II, Item 1A — Risk Factors, there was not a material adverse impact on the Company’s results of operations for the six months ended June 30, 2021. NRG believes it has sufficient liquidity on hand to continue business operations in light of current circumstances posed by the pandemic. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $3.3 billion as of June 30, 2021, consisting of cash on hand, its Revolving Credit Facility, and additional facilities.
The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company exists as long as the virus impacts the level of economic activity in the United States and abroad. While the Company expects the risk to decrease as vaccinations continue to be administered, NRG cannot reasonably estimate with any degree of certainty the full impact COVID-19, nor any resurgence of COVID-19, may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, risk exposure or liquidity will depend on future developments, including the duration of the pandemic, travel restrictions, business and workforce disruptions, any resurgence of the pandemic and the effectiveness of actions taken to contain, mitigate and treat the disease.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2020 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions, except as otherwise noted)	2021	2020	Change	2021	2020	Change
Operating Revenues
Retail revenue	$4,816	$1,832	$2,984	$10,978	$3,493	$7,485
Energy revenue(a)	171	83	88	653	207	446
Capacity revenue(a)	271	195	76	426	344	82
Mark-to-market for economic hedging activities	(70)	43	(113)	(102)	39	(141)
Contract amortization	(16)	—	(16)	(16)	—	(16)
Other revenues(a)(b)	71	85	(14)	1,395	174	1,221
Total operating revenues	5,243	2,238	3,005	13,334	4,257	9,077
Operating Costs and Expenses
Cost of Sales (c)	4,014	1,135	(2,879)	11,197	2,284	(8,913)
Mark-to-market for economic hedging activities	(1,587)	(44)	1,543	(2,340)	(92)	2,248
Contract and emissions credit amortization (c)	63	1	(62)	64	2	(62)
Operations and maintenance	368	279	(89)	720	572	(148)
Other cost of operations	99	63	(36)	180	125	(55)
Total cost of operations	2,957	1,434	(1,523)	9,821	2,891	(6,930)
Depreciation and amortization	53	110	57	370	219	(151)
Impairment losses	306	—	(306)	306	—	(306)
Selling, general and administrative costs	308	186	(122)	638	377	(261)
Provision for credit losses	40	24	(16)	651	48	(603)
Acquisition-related transaction and integration costs	22	—	(22)	64	—	(64)
Total operating costs and expenses	3,686	1,754	(1,932)	11,850	3,535	(8,315)
Gain on sale of assets	—	—	—	17	6	11
Operating Income	1,557	484	1,073	1,501	728	773
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	12	2	8	1	7
Impairment losses on investments	—	—	—	—	(18)	18
Other income, net	12	14	(2)	34	40	(6)
Interest expense	(125)	(96)	(29)	(252)	(193)	(59)
Total other expense	(99)	(70)	(29)	(210)	(170)	(40)
Income Before Income Taxes	1,458	414	1,044	1,291	558	733
Income tax expense	380	101	(279)	295	124	(171)
Net Income	$1,078	$313	$765	$996	$434	$562
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.83	$1.72	65%	$2.76	$1.83	51%
(a) Includes gains and losses from financially settled transactions
(b) Includes trading gains and losses and ancillary revenues
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended June 30, 2021 and 2020
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2021 and 2020. The average on-peak power prices increased across the regions for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of increased natural gas prices and warmer June temperatures in California.

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2021	2020	Change %
Texas
ERCOT - Houston(a)	$53.38	$24.34	119%
ERCOT - North(a)	43.05	20.03	115%

East
NY J/NYC(b)	$32.65	$19.01	72%
NEPOOL(b)	33.67	20.25	66%
COMED (PJM)(b)	32.12	19.28	67%
PJM West Hub(b)	33.71	20.79	62%

West
MISO - Louisiana Hub(b)	$34.68	$22.06	57%
CAISO - SP15(b)	36.90	19.21	92%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

The following table summarizes average realized power prices for NRG, including the impact of settled hedges, for the three months ended June 30, 2021 and 2020:

	Average Realized Power Price ($/MWh)
	Three months ended June 30,
Segment	2021	2020	Change %
East(a)	$34.87	$28.41	23%
West/Services/Other	32.76	27.45	19
(a) Average Realized Power Price reflects energy sales from the generation fleet, omitting sales to the retail component of the East Segment. Intercompany financial transactions hedging generation with the retail business make up ($3.32)/MWh in the three months ended June 30, 2021 and $12.99/MWh in the three months ended June 30, 2020

The average realized power prices increased in East and West/Services/Other for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of higher natural gas prices and warmer June temperatures in California, partially offset by previously executed hedges.
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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$1,958	$2,366	$493	$(1)	$4,816
Energy revenue	14	101	55	1	171
Capacity revenue	—	255	16	—	271
Mark-to-market for economic hedging activities	(3)	(46)	(26)	5	(70)
Contract amortization	—	(8)	(8)	—	(16)
Other revenue(a)	56	10	7	(2)	71
Operating revenue	2,025	2,678	537	3	5,243
Cost of fuel	(214)	(45)	(39)	—	(298)
Purchased power	(410)	(1,645)	(105)	—	(2,160)
Other cost of sales(b)(c)	(764)	(483)	(309)	—	(1,556)
Mark-to-market for economic hedging activities	628	897	67	(5)	1,587
Contract and emission credit amortization	8	(73)	2	—	(63)
Gross margin	$1,273	$1,329	$153	$(2)	$2,753
Less: Mark-to-market for economic hedging activities, net	625	851	41	—	1,517
Less: Contract and emission credit amortization, net	8	(81)	(6)	—	(79)
Economic gross margin	$640	$559	$118	$(2)	$1,315
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $612 million and $33 million of TDSP expense in Texas and East, respectively
Business Metrics
Retail sales
Home electricity sales volume (GWh)	10,632	3,608	237		14,477
Business electricity sales volume (GWh)	8,074	13,512	1,431		23,017
Home natural gas sales volume (MDth)	—	13,230	12,188		25,418
Business natural gas sales volume (MDth)	—	353,185	—		353,185
Average retail Home customer count (in thousands) (a)	3,076	2,041	814		5,931
Ending retail Home customer count (in thousands) (a)	3,027	2,027	809		5,863
Power generation
GWh sold	9,878	2,475	1,679		14,032
GWh generated:(b)
Coal	4,791	1,240	—		6,031
Gas	2,896	468	1,650		5,014
Nuclear	2,191	—	—		2,191
Oil	—	63	—		63
Total	9,878	1,771	1,650		13,299
(a) Home customer count includes recurring residential customers and municipal aggregations, as well as recurring Services customers
(b) Includes owned and leased generation, as well as tolls, and excludes equity investments

	Three months ended June 30, 2020
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$1,521	$290	$21	$—	$1,832
Energy revenue	5	19	60	(1)	83
Capacity revenue	—	179	16	—	195
Mark-to-market for economic hedging activities	—	40	1	2	43
Other revenue	52	17	17	(1)	85
Operating revenue	1,578	545	115	—	2,238
Cost of fuel	(123)	(19)	(30)	—	(172)
Purchased power	(203)	(97)	(3)	3	(300)
Other cost of sales(a)(b)	(554)	(87)	(21)	(1)	(663)
Mark-to-market for economic hedging activities	41	5	—	(2)	44
Contract and emission credit amortization	(1)	—	—	—	(1)
Gross margin	$738	$347	$61	$—	$1,146
Less: Mark-to-market for economic hedging activities, net	41	45	1	—	87
Less: Contract and emission credit amortization, net	(1)	—	—	—	(1)
Economic gross margin	$698	$302	$60	$—	$1,060
(a) Includes capacity and emissions credits
(b) Includes $485 million and $3 million of TDSP expense in Texas and East, respectively
Business Metrics
Retail sales
Home electricity sales volume (GWh)	9,763	2,355	—		12,118
Business electricity sales volume (GWh)	4,213	365	—		4,578
Home natural gas sales volume (MDth)	—	3,591	—		3,591
Average retail Home customer count (in thousands)(a)	2,442	1,190	—		3,632
Ending retail Home customer count (in thousands)(a)	2,447	1,171	—		3,618
Power generation
GWh sold	7,565	1,232	2,186		10,983
GWh generated(b)
Coal	3,777	59	—		3,836
Gas	1,341	479	2,246		4,066
Nuclear	2,260	—	—		2,260
Oil	—	66	—		66
Total	7,378	604	2,246		10,228
(a) Home customer count includes recurring residential customers and municipal aggregations
(b) Includes owned and leased generation, and excludes equity investments

The table below represents the weather metrics for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
Weather Metrics	Texas	East	West/Services/Other (b)
2021
CDDs (a)	899	362	521
HDDs (a)	82	541	192
2020
CDDs	1,012	353	562
HDDs	70	634	178
10-year average
CDDs	1,003	356	557
HDDs	59	521	193
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
Gross margin increased $1.6 billion and economic gross margin increased $255 million during the three months ended June 30, 2021, compared to the same period in 2020.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower gross margin due to Winter Storm Uri, primarily due to revenue estimation true ups to billed amounts to customers	$(45)
The following explanations exclude the impact of Winter Storm Uri:
Lower gross margin primarily due to a 28% increase in overall average costs to serve the retail load, driven primarily by increases in power and fuel costs, totaling $93 million; partially offset by increased net revenue rates as a result of changes in customer term, product and mix of $2.75 per MWh, or $42 million	(51)
Lower net revenue due to a decrease in load of 346,000 MWhs from weather	(29)
Lower gross margin from market optimization activities	(6)
Lower gross margin due to an increase in net ancillary charges, driven by ERCOT's post Winter Storm Uri activities to better manage generation resources. This has resulted in increased ancillary costs across the Texas portfolio	(5)
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021	78
Decrease in economic gross margin	$(58)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	584
Increase in contract and emission credit amortization	9
Increase in gross margin	$535

East

(In millions)
Higher gross margin due to Winter Storm Uri, primarily due to revenue estimation true ups to billed amounts to customers	$(8)
The following explanations exclude the impact of Winter Storm Uri:
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021, including $94 million from natural gas and $126 million from power	220
Higher business demand response gross margin primarily from the early settlement of capacity obligations in 2021 compared to the same period in 2020	63
Higher gross margin due to an increase in economic generation volumes, primarily due to dark spread expansion in 2021 and planned outages in 2020	12
Lower gross margin from lower volumes due to attrition and customer mix of $11 million and higher supply costs of $11 million, partially offset by higher revenue of $4 million	(18)
Lower gross margin due to a 20% decrease in New England capacity prices and a 3% decrease in PJM capacity volumes, partially offset by a 9% increase in New York realized capacity prices	(7)
Other	(5)
Increase in economic gross margin	$257
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	806
Decrease in contract amortization	(81)
Increase in gross margin	$982

West/Services/Other

(In millions)
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021	$74
Lower gross margin primarily at Cottonwood, driven by a 67% increase in fuel cost while realized power prices remained constant	(14)
Lower gross margin due to commercial optimization activities	(5)
Other	3
Increase in economic gross margin	$58
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	40
Decrease in contract amortization	(6)
Increase in gross margin	$92

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $1.4 billion during the three months ended June 30, 2021, compared to the same period in 2020.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by segment was as follows:

	Three months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(1)	$(4)	$—	$(1)	$(6)
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized (losses) on open positions related to economic hedges	(2)	(41)	(26)	6	(63)
Total mark-to-market (losses) in operating revenues	$(3)	$(46)	$(26)	$5	$(70)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$30	$(1)	$(2)	$1	$28
Reversal of acquired loss positions related to economic hedges	31	59	14	—	104
Net unrealized gains on open positions related to economic hedges	567	839	55	(6)	1,455
Total mark-to-market gains in operating costs and expenses	$628	$897	$67	$(5)	$1,587

	Three months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$18	$—	$1	$18
Net unrealized gains on open positions related to economic hedges	1	22	1	1	25
Total mark-to-market gains in operating revenues	$—	$40	$1	$2	$43
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$14	$—	$(1)	$(1)	$12
Reversal of acquired loss positions related to economic hedges	2	1	—	—	3
Net unrealized gains on open positions related to economic hedges	25	4	1	(1)	29
Total mark-to-market gains in operating costs and expenses	$41	$5	$—	$(2)	$44
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended June 30, 2021, the $70 million loss in operating revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of increases in power prices across all segments. The $1.6 billion gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of increases in natural gas and power prices across all segments.
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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2021 and 2020. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2021	2020
Trading gains/(losses)
Realized	$9	$16
Unrealized	(10)	(1)
Total trading (losses)/gains	$(1)	$15

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Three months ended June 30, 2021	$178	$132	$58	$2	$(2)	$368
Three months ended June 30, 2020	158	94	26	2	(1)	279
Operations and maintenance expense increased by $89 million for the three months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase due to the acquisition of Direct Energy in January 2021	$65
Increase due to spare parts inventory reserves driven by announced retirements of certain PJM coal assets	13
Increase in major maintenance primarily due to the duration and scope of planned outages in Texas during the second quarter of 2021	11
Increase driven by higher maintenance resulting from the impacts of Winter Storm Uri	2
Decrease primarily driven by the buyout of the Midwest Generation lease in 2020	(5)
Other	3
Increase in operations and maintenance expense	$89
Other Cost of Operations
Other cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Three months ended June 30, 2021	$54	$36	$9	$99
Three months ended June 30, 2020	38	20	5	63
Other costs of operations increased by $36 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the Direct Energy acquisition in January 2021.

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Total
Three months ended June 30, 2021	$84	$(54)	$16	$7	$53
Three months ended June 30, 2020	59	32	9	10	110
Depreciation and amortization decreased by $57 million primarily due to adjustments to acquired intangibles in connection with the acquisition of Direct Energy in January 2021.

Impairment Losses
Impairment losses of $306 million were recorded during the three months ended June 30, 2021, related to the decline in capacity prices and the planned retirement of a significant portion of the PJM coal fleet, as further discussed in Note 8, Impairments.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Total
Three months ended June 30, 2021	$130	$126	$42	$10	$308
Three months ended June 30, 2020	110	57	11	8	186
Selling, general and administrative costs increased by $122 million for the three months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase due to the acquisition of Direct Energy in January 2021	$105
Increase due to Winter Storm Uri, primarily due to legal expenses and charitable giving	6
Increase due to higher medical expense and reduction of payroll tax benefits	6
Increase due to higher consulting and insurance costs	5
Increase in selling, general and administrative costs	$122
Provision for Credit Losses
Provision for credit losses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Three months ended June 30, 2021	$40	$(1)	$1	$40
Three months ended June 30, 2020	22	2	—	24

(In millions)
Increase due to Winter Storm Uri, including: Increase of $10 million related to bilateral financial hedging risk Increase of $11 million related to counterparty credit risk	$21
Decrease due to improved collections in the legacy brands, partially offset by an increase due to the acquisition of Direct Energy in January 2021	(5)
Increase in provision for credit losses	$16
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $22 million were incurred during the three months ended June 30, 2021, related to Direct Energy, of which $1 million were acquisition-related transaction costs and $21 million were integration costs, primarily related to severance and consulting services.
Interest Expense
Interest expense increased by $29 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to financings entered into in connection with the Direct Energy acquisition.
Income Tax Expense
For the three months ended June 30, 2021, an income tax expense of $380 million was recorded on a pre-tax income of $1.5 billion. For the same period in 2020, income tax expense of $101 million was recorded on pre-tax income of $414 million. The effective tax rates were 26.1% and 24.4% for the three months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense. For the same period in 2020, the effective tax rate was higher than the statutory rate of 21% due to state tax expense partially offset by an excess tax benefit related to share-based compensation.

Management’s discussion of the results of operations for the six months ended June 30, 2021 and 2020
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2021 and 2020. The average on-peak power prices increased significantly in Texas due to the impact from Winter Storm Uri. The average on-peak power prices increased in East and West/Services/Other due to higher gas prices.

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2021	2020	Change %
Texas
ERCOT - Houston (a)	$336.66	$24.84	1,255%
ERCOT - North(a)	332.05	22.23	1,394%

East
NY J/NYC(b)	40.18	21.42	88%
NEPOOL(b)	44.46	22.43	98%
COMED (PJM)(b)	32.82	20.29	62%
PJM West Hub(b)	34.40	21.63	59%

West
MISO - Louisiana Hub(b)	37.69	22.10	71%
CAISO - SP15(b)	40.82	23.93	71%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
The following table summarizes average realized power prices for NRG, including the impact of settled hedges, for the six months ended June 30, 2021 and 2020:

	Average Realized Power Price ($/MWh)
	Six months ended June 30,
Segment	2021	2020	Change %
East(a)	$38.56	$36.63	5%
West/Services/Other	33.71	28.45	18%
(a) Average Realized Power Price reflects energy sales from the generation fleet, omitting sales to the retail component of the East Segment. Intercompany financial transactions hedging generation with the retail business make up an immaterial amount in the six months ended June 30, 2021 and $19.64/MWh in the six months ended June 30, 2020
The average realized power prices increased in the East and West/Services/Other for the six months ended June 30, 2021, as compared to the same period in 2020, as a result of increased natural gas prices and warmer June temperatures in California, partially offset by previously executed hedges.

Winter Storm Uri
During the six months ended June 30, 2021, Winter Storm Uri's financial impact to loss before income taxes was a loss of $1 billion. The following impacts are further discussed in the related sections below:

(In millions)	Six months ended June 30, 2021
Gross margin - Texas	$(573)
Gross margin - East	146
Gross margin - West/Services/Other	13
Total gross margin	(414)

Operations and maintenance expense	(2)
Selling, general and administrative costs	(27)
Provision for credit losses	(606)
Total impact to loss before income taxes	$(1,049)
A number of factors may mitigate or increase the financial impact, such as recently passed regulatory securitization packages, finalizing meter and settlement data, potential customer and counterparty risk including ERCOT's shortfall payments and uplift charges, and one-time cost savings.
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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$4,072	$5,909	$998	$(1)	$10,978
Energy revenue	299	227	125	2	653
Capacity revenue	—	396	30	—	426
Mark-to-market for economic hedging activities	(4)	(50)	(54)	6	(102)
Contract amortization	—	(8)	(8)	—	(16)
Other revenue (a)	1,360	29	11	(5)	1,395
Operating revenue	5,727	6,503	1,102	2	13,334
Cost of fuel	(938)	(62)	(64)	—	(1,064)
Purchased power	(1,395)	(4,155)	(278)	—	(5,828)
Other cost of sales (b) (c)	(2,661)	(1,077)	(567)	—	(4,305)
Mark-to-market for economic hedging activities	1,153	1,063	130	(6)	2,340
Contract and emission credit amortization	7	(73)	2	—	(64)
Gross margin	$1,893	$2,199	$325	$(4)	$4,413
Less: Mark-to-market for economic hedging activities, net	1,149	1,013	76	—	2,238
Less: Contract and emission credit amortization, net	7	(81)	(6)	—	(80)
Economic gross margin	$737	$1,267	$255	$(4)	$2,255
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.2 billion and $71 million of TDSP expense in Texas and East, respectively
Business Metrics
Retail sales
Home electricity sales volume (GWh)	20,818	7,684	557		29,059
Business electricity sales volume (GWh)	14,598	27,350	2,879		44,827
Home natural gas sales volume (MDth)	—	55,664	47,885		103,549
Business natural gas sales volume (MDth)	—	866,436	—		866,436
Average retail Home customer count (in thousands)(a)	3,079	2,054	816		5,949
Ending retail Home customer count (in thousands)(a)	3,027	2,027	809		5,863
Power generation
GWh sold	17,227	5,748	3,708		26,683
GWh generated (b)
Coal	8,631	2,537	—		11,168
Gas	4,081	575	3,635		8,291
Nuclear	4,515	—	—		4,515
Oil	—	80	—		80
Total	17,227	3,192	3,635		24,054
(a) Home customer count includes recurring residential customers and municipal aggregations, as well as recurring Services customers
(b) Includes owned and leased generation, as well as tolls, and excludes equity investments

	Six months ended June 30, 2020
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$2,813	$642	$39	$(1)	$3,493
Energy revenue	10	64	135	(2)	207
Capacity revenue	—	313	31	—	344
Mark-to-market for economic hedging activities	—	20	16	3	39
Other revenue	113	27	37	(3)	174
Operating revenue	2,936	1,066	258	(3)	4,257
Cost of fuel	(226)	(74)	(66)	—	(366)
Purchased Power	(468)	(249)	(9)	3	(723)
Other cost of sales (a) (b)	(1,016)	(168)	(11)	—	(1,195)
Mark-to-market for economic hedging activities	90	5	—	(3)	92
Contract and emission credit amortization	(2)	—	—	—	(2)
Gross margin	$1,314	$580	$172	$(3)	$2,063
Less: Mark-to-market for economic hedging activities, net	90	25	16	—	131
Less: Contract and emission credit amortization, net	(2)	—	—	—	(2)
Economic gross margin	$1,226	$555	$156	$(3)	$1,934
(a) Includes capacity and emissions credits
(b) Includes $913 million and $5 million of TDSP expense in Texas and East, respectively
Business Metrics
Retail sales
Home electricity sales volume (GWh)	17,511	4,903	—		22,414
Business electricity sales volume (GWh)	8,669	754	—		9,423
Natural gas sales volume (MDth)	—	14,100	—		14,100
Average retail Home customer count (in thousands)(a)	2,443	1,205	—		3,648
Ending retail Home customer count (in thousands)(a)	2,447	1,171	—		3,618
Power generation
GWh sold	13,574	3,767	4,745		22,086
GWh generated (b)
Coal	6,837	394	—		7,231
Gas	2,015	628	4,601		7,244
Nuclear	4,562	—	—		4,562
Oil	—	84	—		84
Total	13,414	1,106	4,601		19,121
(a) Home customer count includes recurring residential customers and municipal aggregations
(b) Includes owned and leased generation, and excludes equity investments

The table below represents the weather metrics for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
Weather Metrics	Texas	East	West/Services/Other (b)
2021
CDDs (a)	985	400	558
HDDs (a)	1,202	2,891	1,393
2020
CDDs	1,182	409	638
HDDs	861	2,679	1,172
10-year average
CDDs	1,119	394	608
HDDs	996	2,918	1,260
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
Gross margin increased $2.4 billion and economic gross margin increased $321 million, both of which include intercompany sales, during the six months ended June 30, 2021, compared to the same period in 2020.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower gross margin due to Winter Storm Uri, primarily driven by an increase in unhedgeable ancillary and operating reserve demand curve	$(573)
The following explanations exclude the impact of Winter Storm Uri:
Lower net revenue due to attrition and customer mix	(60)
Lower net revenue due to a decrease in load of 432,000 MWhs from weather	(36)
Lower gross margin due to market optimization activities	(16)
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021	169
Higher net revenue primarily driven by increased net revenue rates as a result of changes in customer term, product and mix of $3 per MWh, or $81 million; partially offset by a 9% increase in overall average costs to serve the retail load, driven primarily by increases in power and fuel costs, totaling $54 million	27
Decrease in economic gross margin	$(489)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	1,059
Increase in contract and emission credit amortization	9
Increase in gross margin	$579

East

(In millions)
Higher gross margin due to Winter Storm Uri, primarily driven by natural gas optimization during volatile pricing that occurred during the weather event	$146
The following explanations exclude the impact of Winter Storm Uri:
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021, including $296 million from natural gas activity and $198 million from power activity	494
Higher business demand response gross margin primarily from the early settlement of capacity obligations in 2021 compared to the same period in 2020	63
Higher gross margin due to a lower of cost or market adjustment on oil inventory in 2020	29
Higher gross margin mainly due to an increase in economic generation volumes primarily at Midwest Generation, partially offset by a decrease in realized power pricing	11
Lower gross margin from lower volumes due to attrition and customer mix of $21 million and higher supply costs of $8 million, partially offset by higher revenue of $11 million	(18)
Lower gross margin due to a 23% decrease in New England capacity prices and a 7% decrease in PJM capacity volumes, partially offset by a 33% increase in New York realized capacity prices	(12)
Other	(1)
Increase in economic gross margin	$712
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	988
Decrease in contract amortization	(81)
Increase in gross margin	$1,619

West/Services/Other

(In millions)
Higher gross margin due to Winter Storm Uri , driven by optimization during volatility in gas pricing	$13
The following explanations exclude the impact of Winter Storm Uri:
Higher gross margin due to increased volumes from the acquisition of Direct Energy in January 2021	158
Lower gross margin from generation outage insurance proceeds received in 2020 for forced outages in 2019	(30)
Lower gross margin primarily at Cottonwood driven by a 57% increase in fuel cost while realized power prices remained constant	(27)
Lower gross margin from market optimization activities	(17)
Other	2
Increase in economic gross margin	$99
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	60
Decrease in contract amortization	(6)
Increase in gross margin	$153

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $2.1 billion during the six months ended June 30, 2021, compared to the same period in 2020.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by segment was as follows:

	Six months ended June 30, 2021
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(1)	$(19)	$(4)	$(1)	$(25)
Reversal of acquired (gain) positions related to economic hedges	—	(4)	—	—	(4)
Net unrealized (losses) on open positions related to economic hedges	(3)	(27)	(50)	7	(73)
Total mark-to-market (losses) in operating revenues	$(4)	$(50)	$(54)	$6	$(102)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$63	$2	$(2)	$1	$64
Reversal of acquired loss positions related to economic hedges	67	171	14	—	252
Net unrealized gains on open positions related to economic hedges	1,023	890	118	(7)	2,024
Total mark-to-market gains in operating costs and expenses	$1,153	$1,063	$130	$(6)	$2,340

	Six months ended June 30, 2020
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$4	$(5)	$2	$—
Net unrealized gains on open positions related to economic hedges	1	16	21	1	39
Total mark-to-market gains in operating revenues	$—	$20	$16	$3	$39
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$36	$6	$(1)	$(2)	$39
Reversal of acquired loss positions related to economic hedges	4	—	—	—	4
Net unrealized gains/(losses) on open positions related to economic hedges	50	(1)	1	(1)	49
Total mark-to-market gains in operating costs and expenses	$90	$5	$—	$(3)	$92

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the six months ended June 30, 2021, the $102 million loss in operating revenues from economic hedge positions was driven by an decrease in the value of open positions as a result of increases in power prices across all segments as well as the reversal of previously recognized unrealized gains on contracts that settled during the period. The $2.3 billion gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of increases in natural gas and power prices across all segments.
For the six months ended June 30, 2020, the $39 million gain in operating revenues from economic hedge positions was driven by an increase in the value of open positions as a result of decrease in New York capacity, New York power, and West/Services/Other power prices. The $92 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of increases in outer year ERCOT power prices, as well as the reversal of previously recognized unrealized losses on contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2021 and 2020. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2021	2020
Trading gains/(losses)
Realized	$68	$23
Unrealized	(6)	10
Total trading gains	$62	$33

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Six months ended June 30, 2021	$364	$246	$111	$2	$(3)	$720
Six months ended June 30, 2020	333	182	56	4	(3)	572
Operations and maintenance expense increased by $148 million for the six months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase due to the acquisition of Direct Energy in January 2021	$134
Increase due to spare parts inventory reserves driven by announced retirements of certain PJM coal assets	13
Increase in major maintenance primarily due to the duration and scope of planned outages in Texas during 2021	6
Increase driven by higher maintenance resulting from the impacts of Winter Storm Uri	2
Decrease primarily driven by the buyout of the Midwest Generation lease in 2020	(10)
Other	3
Increase in operations and maintenance expense	$148
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Six months ended June 30, 2021	$97	$72	$11	$180
Six months ended June 30, 2020	71	46	8	125
Other cost of operations increased by $55 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the Direct Energy acquisition in January 2021.
Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Total
Six months ended June 30, 2021	$161	$155	$40	$14	$370
Six months ended June 30, 2020	118	64	18	19	219
Depreciation and amortization increased by $151 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to amortization of acquired intangibles in connection with the acquisition of Direct Energy in January 2021.

Impairment Losses
Impairment losses of $306 million were recorded during the six months ended June 30, 2021, related to the decline in capacity prices and the planned retirement of a significant portion of the PJM coal fleet, as further discussed in Note 8, Impairments.
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Six months ended June 30, 2021	$269	$273	$76	$21	$(1)	$638
Six months ended June 30, 2020	219	118	24	16	—	377
Selling, general and administrative costs increased by $261 million for the six months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase due to the acquisition of Direct Energy in January 2021	$223
Increase due to Winter Storm Uri, including charitable giving, legal and other costs of $15 million and ERCOT default charges of $12 million	27
Increase due to higher medical expenses and reduction of payroll tax benefits	7
Increase due to higher consulting and insurance costs	6
Other	(2)
Increase in selling, general and administrative costs	$261
Provision for Credit Losses
Provision for credit losses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Six months ended June 30, 2021	$642	$6	$3	$651
Six months ended June 30, 2020	45	3	—	48
Provision for credit losses increased by $603 million for the six months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase due to Winter Storm Uri, including: Increase of $403 million related to bilateral financial hedging risk Increase of $120 million related to counterparty credit risk Increase of $83 million related to ERCOT default shortfall payments	$606
Decrease due to improved collections in the legacy brands, partially offset by the acquisition of Direct Energy in January 2021	(3)
Increase in provision for credit losses	$603
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $64 million were incurred during the six months ended June 30, 2021, related to Direct Energy, of which $23 million were acquisition-related transaction costs and $41 million were integration costs, primarily related to severance and consulting services.
Gain on Sale of Assets
The gain on sale of assets of $17 million was recorded for the six months ended June 30, 2021 due to the sale of Agua Caliente in February 2021, compared to the gain on the sale of assets of $6 million for the six months ended June 30, 2020 related to the sale of land and investments in January 2020.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates was $7 million higher for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher earnings at Watson Cogeneration due to a favorable settlement in 2021, partially offset by a decrease due to the sale of the Agua Caliente solar project.
Impairment Losses on Investments
Impairment losses on investments was $18 million during the six months ended June 30, 2020 related to the impairment of Petra Nova Parish Holdings, as further discussed in Note 8, Impairments.
Other Income, Net
Other income decreased by $6 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to reduced reimbursements received in 2021 of $8 million and dividends received from cost method investments in 2020 of $5 million, partially offset by increased pension income in 2021 of $8 million due to a decrease in discount rate.
Interest Expense
Interest expense increased by $59 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to financings entered into in connection with the Direct Energy acquisition.
Income Tax Expense
For the six months ended June 30, 2021, income tax expense of $295 million was recorded on pre-tax income of $1.3 billion. For the same period in 2020, income tax expense of $124 million was recorded on a pre-tax income of $558 million. The effective tax rates were 22.9% and 22.2% for the six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021, NRG's overall effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense partially offset by one-time tax benefits, as a result of the acquisition of Direct Energy, on revaluation of state deferred tax assets, NOLs and valuation allowance. For the same period in 2020, NRG's overall effective tax rate was higher that the statutory rate of 21% due to state tax expense partially offset by an excess tax benefit related to share-based compensation.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2021 and December 31, 2020, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $3.3 billion and $7.0 billion, respectively, was comprised of the following:

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$361	$3,905
Restricted cash - operating	10	3
Restricted cash - reserves(a)	5	3
Total	376	3,911
Total availability under Revolving Credit Facility and collective collateral facilities(b)	2,967	3,129
Total liquidity, excluding funds deposited by counterparties	$3,343	$7,040
(a) Includes reserves primarily for performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $5.8 billion and $4.0 billion as of June 30, 2021 and December 31, 2020, respectively
For the six months ended June 30, 2021, total liquidity, excluding funds deposited by counterparties, decreased by $3.7 billion. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2021 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
On March 17, 2021, following Winter Storm Uri, Standard & Poor's placed NRG's issuer credit rating of BB+ on CreditWatch with negative implications. On May 12, 2021, Standard & Poor's affirmed NRG's issuer credit rating of BB+ with a stable outlook. On March 19, 2021, Moody's changed NRG's rating outlook to stable from positive. At the same time, Moody's affirmed NRG's corporate family rating of Ba1.

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
The Company paid an aggregate purchase price of $3.625 billion in cash and an initial purchase price adjustment of $77 million. The Company funded the purchase price using a combination of $715 million cash on hand, $166 million from a draw on its Revolving Credit Facility (of which $107 million was used to fund acquisition costs and financing fees that are not included in the aggregate purchase price above), as well as approximately $2.9 billion in secured and unsecured corporate debt issued in December 2020. The purchase price adjustment resulted in a reduction of $3 million, which is in negotiation with Centrica. The Company expects to receive this payment from Centrica in 2021.
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
Planned Debt Reduction
In light of the impact of Winter Storm Uri, the Company's deleveraging program will extend to 2023. The Company remains committed to maintaining a strong balance sheet and continues to work closely with rating agencies to achieve investment grade credit ratings.
Receivables Securitization Facilities
On July 26, 2021, NRG Receivables LLC, wholly-owned indirect subsidiary of the Company, renewed its existing Receivables Facility to, among others, (i) increase the facility size to $800 million, (ii) extend the maturity date until July 26, 2022, (iii) make certain adjustments to the pool of receivables through the Receivables Facility and certain related covenants, and (iv) provide for revised language relating to interest determination based on SOFR in case of a LIBOR cessation or the occurrence of certain other trigger events. As of June 30, 2021, there were no outstanding borrowings and there were $214 million in letters of credit issued under the Receivables Facility.

On July 26, 2021, the Company renewed its existing Repurchase Facility to, among other things, (i) extend the maturity date to July 26, 2022 and (ii) provide for revised language relating to interest determination based on SOFR in case of a LIBOR cessation or the occurrence of certain other trigger events. As of June 30, 2021, the full $75 million borrowing was outstanding under the Repurchase Facility, which was fully repaid as of August 5, 2021.
Sale of Agua Caliente
On February 3, 2021, the Company closed on the sale of its 35% ownership in the Agua Caliente solar project to Clearway Energy, Inc. for $202 million. NRG recognized a gain on the sale of $17 million, including cash disposed of $7 million.
Sale of 4.8 GW of Fossil Generation Assets
On February 28, 2021, the Company entered into a definitive purchase agreement with Generation Bridge, an affiliate of ArcLight Capital Partners, to sell approximately 4,850 MW of fossil generating assets from its East and West regions of operations for total proceeds of $760 million, subject to standard purchase price adjustments and certain other indemnifications. The purchase price adjustments will include a working capital deduction for cash flows generated of approximately $11 million per month from the beginning of the year until the closing of the transaction, in lieu of cash flows generated during the year. As part of the transaction, NRG is entering into a tolling agreement for its 866 MW Arthur Kill plant in New York City through April 2025.
The transaction is expected to close by the end of 2021 and is subject to various closing conditions, approvals and consents, including FERC and NYPSC. The transaction received approval under the Hart-Scott-Rodino Act.
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
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2021, the Company had total cash collateral outstanding of $80 million and $2.8 billion outstanding in letters of credit to third parties primarily to support its market activities. As of June 30, 2021, total funds deposited by counterparties were $533 million in cash and $305 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2021, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.

The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of June 30, 2021:

Equivalent Net Sales Secured by First Lien Structure(a)	2021	2022	2023	2024
In MW	519	652	677	—
As a percentage of total net coal and nuclear capacity(b)	11%	15%	16%	—%
(a) Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b) Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental and growth investments for the six months ended June 30, 2021, and the estimated capital expenditures forecast for the remainder of 2021.

(In millions)	Maintenance	Environmental	Growth Investments(a)	Total
Texas	$(68)	$(1)	$(14)	$(83)
East	(14)	—	(21)	(35)
West/Services/Other	(11)	—	—	(11)
Corporate	(2)	—	(12)	(14)
Total cash capital expenditures for the six months ended June 30, 2021	(95)	(1)	(47)	(143)
Investments	—	—	(19)	(19)
Total capital expenditures and investments	(95)	(1)	(66)	(162)

Estimated capital expenditures and investments for the remainder of 2021	$(97)	$(7)	$(103)	$(207)
(a) Includes other investments, acquisitions, digital NRG and integration

Growth investments in East for the six months ended June 30, 2021 include the Astoria generating facility, for which the Company has proposed to replace the existing units with a single, new state-of-the-art Simple Cycle Combustion Turbine having a total generating capacity of 437 MW. The Company is working to obtain the permits and regulatory approvals necessary to commence construction of the project. NRG is targeting 2023 for commercial operation. Additionally, included in Investments are expenditures for Encina site improvements classified as ARO payments. Demolition is underway and is expected to be completed in the first half of 2022. The Company expects to begin marketing the site in 2021.

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2021 through 2025 required to comply with environmental laws will be approximately $22 million. The reduction of $41 million from the previous quarter is primarily due to the near-term retirements of several coal units in PJM before the compliance deadline for the coal combustion residuals regulation.

Common Stock Dividends
During the first quarter of 2021, NRG increased the annual dividend to $1.30 from $1.20 per share and expects to target an annual dividend growth rate of 7-9% per share in subsequent years. A quarterly dividend of $0.325 per share was paid on the Company's common stock during the three months ended June 30, 2021. On July 20, 2021, NRG declared a quarterly dividend on the Company's common stock of $0.325 per share, payable on August 16, 2021 to stockholders of record as of August 2, 2021.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six month periods:

	Six months ended June 30,
(In millions)	2021	2020	Change
Net Cash Provided by Operating Activities	$377	$692	$(315)
Net Cash Used by Investing Activities	(3,492)	(145)	(3,347)
Net Cash Provided/(Used) by Financing Activities	93	(469)	562

Net Cash Provided by Operating Activities
Changes to net cash (used)/provided by operating activities were driven by:

(In millions)
Increase in accounts receivable primarily from the impact of Winter Storm Uri and an early settlement of capacity obligations	$(721)
Changes in cash collateral in support of risk management activities due to change in commodity prices	638
Decrease in operating income adjusted for other non-cash items	(487)
Increase primarily due to higher deferred revenues from the impact of Winter Storm Uri	262
Decrease primarily due to increases in purchases of renewable energy credits due to an increased customer count as a result of the acquisition of Direct Energy	(175)
Increase in accounts payable primarily driven by increases in gas purchases and bilateral physical settlements in ERCOT and an increase in Texas coal shipments to replenish inventory levels as a result of extreme weather in 2021	137
Increase in other working capital	31
$(315)
Net Cash Used by Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions for Direct Energy	$(3,516)
Increase in proceeds from sale of assets primarily due to sale of Agua Caliente	183
Decrease in capital expenditures	(27)
Increase in sales of emissions allowances, net of purchases	5
Other	8
$(3,347)
Net Cash Provided/(Used) by Financing Activities
Changes to net cash provided/(used) by financing activities were driven by:

(In millions)
Increase in payments for share repurchase activity	$220
Increase in net receipts from settlement of acquired derivatives	196
Increase in proceeds from Revolving Credit Facility and Receivables Securitization Facilities	158
Decrease in payments of dividends to common stockholders	(11)
Other	(1)
$562

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2021, the Company had domestic pre-tax book income of $1.2 billion and foreign pre-tax book income of $74 million. As of December 31, 2020, the Company had cumulative domestic Federal NOL carryforwards of $10.1 billion, of which $2 billion were generated prior to Tax Cuts and Jobs Act and will begin expiring in 2031, and cumulative state NOL carryforwards of $5.4 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $347 million, which do not have an expiration date. In addition to the above NOLs, NRG has a $14 million indefinite carryforward for interest deductions, as well as $384 million of tax credits to be utilized in future years. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and foreign jurisdictions, of up to $71 million in 2021.
As of June 30, 2021, the Company has $19 million of tax-effected uncertain federal and state tax benefits, for which the Company has recorded a non-current tax liability (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2017. With few exceptions, state and local income tax examinations are no longer open for years prior to 2012.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of June 30, 2021 and December 31, 2020, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.7 billion and $3.3 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of June 30, 2021 as discussed below.
NOL Carryforwards — As of June 30, 2021, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $2.1 billion and $458 million, respectively. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2031. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $102 million with no expiration date.
Valuation Allowance — As of June 30, 2021 and December 31, 2020, the Company’s tax-effected valuation allowance was $264 million and $266 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
NRG and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate market transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.
The Company disclosed its Guarantees in Note 28, Guarantees, to the Company's 2020 Form 10-K. As of June 30, 2021, NRG and its consolidated subsidiaries were contingently obligated for a total of $3.4 billion under letters of credit and surety bonds, compared to $1.2 billion as of December 31, 2020. The increase is primarily due to the acquisition of Direct Energy in January 2021. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.
Retained or Contingent Interests
NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2021, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 10, Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs.

NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $560 million as of June 30, 2021. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2020 Form 10-K.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2020 Form 10-K. See also Note 9, Long-term Debt and Finance Leases, and Note 16, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and six months ended June 30, 2021.

Guarantor Financial Information
As of June 30, 2021, the Company had outstanding $5.9 billion of Senior Notes and Convertible Senior Notes due 2026 to 2048, outstanding $2.5 billion of Senior Secured First Lien Notes due from 2024 to 2029 and outstanding $466 million of tax-exempt bonds as shown in Note 9, Long-term Debt and Finance Leases. These Senior Notes, Senior Secured First Lien Notes and tax-exempt bonds are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	For the Year Ended June 30, 2021(a)
Operating revenues	$11,779
Operating income	1,805
Total other expense	(208)
Income from Continuing Operations	1,597
Net Income	1,320
(a)Intercompany transactions with Non-Guarantors include operating revenue of $38 million, cost of operations of $(98) million and selling, general and administrative of $38 million
The following table presents the summarized balance sheet information:

(In millions)	June 30, 2021
Current assets(a)	$7,917
Property, plant and equipment, net	1,315
Non-current assets	11,391
Current liabilities(a)	6,779
Non-current liabilities	11,667
(a)Includes intercompany receivables of $272 million and intercompany payables of $55 million due from Non-Guarantors

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2021, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2021. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2020	$(63)
Contracts realized or otherwise settled during the period	271
Direct contracts acquired during the period	(283)
Changes in fair value	1,980
Fair Value of Contracts as of June 30, 2021	$1,905

	Fair Value of Contracts as of June 30, 2021
(In millions)	Maturity
Fair value hierarchy Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$192	$73	$11	$4	$280
Level 2	627	359	63	2	1,051
Level 3	307	118	43	106	574
Total	$1,126	$550	$117	$112	$1,905

The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2021, NRG's net derivative asset was $1.9 billion, an increase to total fair value of $2.0 billion as compared to December 31, 2020. This increase was primarily driven by gains in fair value and roll-off of trades that settled during the period, partially offset by Direct Energy contracts acquired during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $1.3 billion in the net value of derivatives as of June 30, 2021.
The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in a decrease of approximately $1.4 billion in the net value of derivatives as of June 30, 2021.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three and six months ending June 30, 2021 and 2020:

(In millions)	2021	2020
VaR as of June 30, (a)	$41	$25
Three months ended June 30,
Average	$32	$26
Maximum	46	31
Minimum	26	22
Six months ended June 30,
Average(b)	$31	$27
Maximum(b)	46	47
Minimum(b)	25	22
(a) Calculation includes entire NRG portfolio as of June 30, 2021
(b) Calculation is based on NRG generation assets and load obligations excluding the acquisition of Direct Energy assets and load obligations in the first quarter of 2021
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $158 million, as of June 30, 2021, primarily driven by asset-backed and hedging transactions. The increase in the VaR for derivative financial instruments was primarily due to the acquisition of Direct Energy.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of June 30, 2021, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $631 million and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $247 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2021.

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
Interest Rate Risk
As of June 30, 2021, the fair value and related carrying value of the Company's debt was $9.3 billion and $8.9 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of June 30, 2021 by $709 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of June 30, 2021, NRG is exposed to changes in foreign currency associated with the purchase of U.S.dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with notional amount of $140 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of June 30, 2021 would have resulted in an increase of $5 million to net income within the Consolidated Statement of Operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through June 30, 2021, see Note 16, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
During the six months ended June 30, 2021, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2020 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2021, no purchases of NRG's common stock were made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
A copy of Amendment No. 1 to Receivables Loan and Servicing Agreement, dated as of July 26, 2021, among NRG Retail LLC, as Servicer, NRG Receivables LLC, as Borrower, NRG Energy, Inc., as Performance Guarantor, the Conduit Lenders, Committed Lenders, Facility Agents and LC Issuers party, and Royal Bank of Canada, as administrative Agent, and included as Exhibit A-2 thereto a clean, conformed copy of the Receivables Loan and Servicing Agreement.
Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Alberto Fornaro.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ ALBERTO FORNARO
Alberto Fornaro
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 5, 2021	Chief Accounting Officer (Principal Accounting Officer)