Form 10-K
period 2022-12-31
NRG ENERGY, INC.
filed 2023-02-23
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
     NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

910 Louisiana Street, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 537-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $6,461,030,777 based on the closing sale price of $38.17 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at February 15, 2023
Common Stock, par value $0.01 per share	229,774,238
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
AUC	Alberta Utilities Commission
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
Brazos	Brazos Electric Power Cooperative, Inc.
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDD	Cooling Degree Day
Centrica	Centrica plc
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CO2e	Carbon Dioxide Equivalents
Company	NRG Energy, Inc.
Convertible Senior Notes	As of December 31, 2022, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,177 MW natural gas-fueled plant
COVID-19	Coronavirus Disease 2019
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DSI	Dry Sorbent Injection
DSU	Deferred Stock Unit
Dual fuel customers	Customer that have both electricity and natural gas service with the Company
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESP	Electrostatic Precipitator
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization

FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
HLW	High-level radioactive waste
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IRA	Inflation Reduction Act
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 393 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LaGen	Louisiana Generating LLC
LIBOR	London Inter-Bank Offered Rate
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEIL	Nuclear Electric Insurance Limited
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Capacity Factor	The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG LTIP	NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2

Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)
ORDC	Operating Reserve Demand Curve
ORDPA	Online Reliability Deployment Price Adder
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
Petra Nova	Petra Nova Parish Holdings, LLC
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
Rayburn	Rayburn Country Electric Cooperative, Inc.
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility.
Renewables	Consists of the following projects in which NRG has an ownership interest: Agua Caliente, Ivanpah, and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold to Global Infrastructure Partners with NRG's interest in NRG Yield.
REP	Retail electric provider
Revolving Credit Facility
The Company's $3.7 billion revolving credit facility as of December 31, 2022, a component of the Senior Credit Facility, due 2024 which was amended on May 28, 2019 and August 20, 2020. The revolving credit facility was amended on February 14, 2023, increasing the facility to $4.3 billion

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
Senior Notes
As of December 31, 2022, NRG's $4.6 billion outstanding unsecured senior notes consisting of $375 million of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028, $733 million of the 5.25% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031 and $1.1 billion of the 3.875% senior notes due 2032

Senior Secured Notes
As of December 31, 2022, NRG’s $2.5 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024, $500 million of the 2.0% Senior Secured First Lien Notes due 2025, $900 million of the 2.45% Senior Secured First Lien Notes due 2027, and $500 million of the 4.45% Senior Secured First Lien Notes due 2029

SNF	Spent Nuclear Fuel

SO2	Sulfur Dioxide
South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
S&P	Standard & Poor's
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
Tax Act	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
Texas Genco	Texas Genco LLC
TSR	Total Shareholder Return
TWh	Terawatt Hours
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Elliott	A major winter storm that had impacts across the majority of the United States and parts of Canada occurring in December 2022
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I
Item 1 — Business
General
NRG Energy, Inc., or NRG or the Company, is a consumer services company built on dynamic retail brands. NRG brings the power of energy to customers by producing and selling energy and related products and services, nation-wide in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG sells power, natural gas, and home and power services, and develops innovative, sustainable solutions, predominately under the brand names NRG, Reliant, Direct Energy, Green Mountain Energy, Stream, and XOOM Energy. The Company has a customer base that includes approximately 5.4 million Home customers as well as commercial, industrial, and wholesale customers, supported by approximately 16 GW of generation as of December 31, 2022.
On December 6, 2022, NRG and Vivint Smart Home, Inc. (“Vivint”) announced the entry into a definitive agreement under which the Company will acquire Vivint, a smart home platform company, in an all-cash transaction. The acquisition will accelerate the realization of NRG’s consumer-focused growth strategy and create a leading essential home services platform fueled by market-leading brands, unparalleled insights, proprietary technologies and complementary sales channels. The close of the acquisition is targeted for the first quarter of 2023 and is subject to customary closing conditions.
NRG sold 155 TWhs of electricity and 1,918 MMDth of natural gas in 2022, making it one of the largest competitive energy retailers in the U.S. As of the end of 2022, NRG had recurring electricity and/or natural gas sales in 24 U.S. states, the District of Columbia, and 8 provinces in Canada. NRG's retail brands, collectively, have the largest share of competitively served residential electric customers in Texas and nationwide.
The following chart represents NRG's sales volumes for the year ended December 31, 2022:
Strategy
NRG's strategy is to maximize stakeholder value through the safe production and sale of reliable electricity and natural gas to its customers in the markets it serves, while positioning the Company to provide innovative solutions to the end-use energy or service customer. This strategy is intended to enable the Company to optimize its integrated model to generate stable and predictable cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility. Sustainability is a philosophy that underpins and facilitates value creation across NRG's business for its stakeholders. It is an integral piece of NRG's strategy and ties directly to business success, reduced risks and enhanced reputation.
To effectuate the Company’s strategy, NRG is focused on: (i) serving the energy needs of end-use residential, commercial and industrial, and wholesale counterparties in competitive markets through multiple brands and channels; (ii) offering a variety of energy products and services, including renewable energy solutions, that are differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) excellence in operating performance of its assets; (iv) optimal hedging of its portfolio; and (v) engaging in disciplined and transparent capital allocation.

The Company announced in 2021 a four-year plan, that began in 2022, to spend $2 billion in order to achieve growth through optimization of the Company's core power and natural gas sales, as well as integrated solution sales within its core network in both power and home services. The planned acquisition of Vivint announced in December 2022 will be the primary growth vehicle to achieve this plan.
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
In Texas, the Company’s generation supply is fully integrated with its retail load. The integrated model provides the advantage of being able to supply a portion of the Company’s retail customers with electricity from the Company’s assets, which reduces the need to sell electricity to and buy electricity from other institutions and intermediaries, resulting in stable earnings and cash flows, lower transaction costs and less credit exposure. The integrated model also results in a reduction in actual and contingent collateral through offsetting transactions, thereby reducing transactions with third parties.
The Company’s integrated model consists of three core functions: Customer Operations, Market Operations and Plant Operations, which directly support each other in each geographic region.
Customer Operations
Customer Operations is responsible for growing and retaining the customer base and delivering an outstanding customer experience. This includes acquisition and retention of all of NRG’s residential, small commercial, government and commercial & industrial customers. NRG employs a multi-brand strategy that leverages a wide array of sales and partnership channels, direct face-to-face sales channels, call centers, websites, and brokers. Go-to-market activities include market strategy planning and development, product innovation, offer design, campaign execution, marketing and creative services, and selling. Customer portfolio maintenance and retention activities include fulfillment, billing, payment processing, collections, customer service, issue resolution, and contract renewals. NRG provides energy and related services at either fixed, indexed or month-to-month prices. Home customers typically contract for terms ranging from one month to five years, while Business contracts are often between one year and five years in length. Throughout all Customer Operations activities, the customer experience is kept at the forefront to inform decision-making and optimize retention, while creating supporters and advocates for NRG’s brands in the market. Following the expansion of the customer base with the acquisition of Direct Energy in 2021, Customer Operations now comprises three end-use customer facing teams: NRG Home, which serves residential customers, NRG Business, which serves business customers, and NRG Services, which primarily includes the services businesses acquired.
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

Market Operations
Market Operations has two primary objectives: to supply energy to customers in the most cost-efficient manner and to maximize the value of the Company's assets after satisfying its customer load requirements. These objectives are intended to reduce supply costs and maximize earnings with predictable cash flows.
Power and natural gas are the two main commercial groups within market operations.
Power
The power commercial group is responsible for end-use electricity supply including power plant optimization and certain fuel supply. To meet the market operations objectives, NRG enters into supply, power and gas hedging agreements via a wide range of products and contracts, including (i) physical and financial commodity instruments, (ii) fuel supply and transportation contracts, (iii) PPAs and Renewable PPAs and (iv) capacity and other contracted revenue or supply sources, as further discussed below.
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
Coal —NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. The Company believes it is adequately hedged, using forward coal supply agreements, for its domestic coal consumption for 2023. As of December 31, 2022, NRG had purchased forward contracts to provide fuel for approximately 89% of the Company's expected requirements for 2023 and 2024. For the domestic fleet, NRG purchased approximately 15.3 million tons of coal in 2022, almost all of which was Powder River Basin coal. For fuel transport, NRG has entered into various rail transportation and rail car lease agreements with varying tenures that will provide for most of the Company's transportation requirements of Powder River Basin coal for the next two years.
Nuclear Fuel — STP's owners, including NRG, satisfy their fuel supply requirements by: (i) acquiring uranium concentrates and contracting for conversion of the uranium concentrates into uranium hexafluoride; (ii) contracting for enrichment of uranium hexafluoride; and (iii) contracting for fabrication of nuclear fuel assemblies. Through its proportionate participation in STPNOC, which is the NRC-licensed operator of STP that is responsible for all aspects of fuel procurement, NRG is party to a number of long-term forward purchase contracts with many of the world's largest suppliers covering STP's requirements for uranium concentrates of all of STP's requirements through 2025 and 75% for the duration of the original operating license (through 2027/2028). Similarly, STP has begun the process of covering fuel supply requirements into the extended license period and has secured a fabrication contract with Westinghouse through 2047/2048. As of December 31, 2022, STP has secured approximately 25% of uranium hexafluoride through 2029. Other fuel requirements such as uranium, conversion and enrichment remain open at this time.
Renewable PPAs
The Company's strategy is to procure mid to long-term renewable generation through power purchase agreements. As of December 31, 2022, NRG has entered into Renewable PPAs totaling approximately 2.4 GW with third-party project developers and other counterparties, of which approximately 45% are operational. The average tenure of these agreements is twelve years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW entered into through Renewable PPAs may be impacted by contract terminations when they occur.

Capacity and Other Contracted Revenue Sources
NRG's revenues and cash flows, primarily in the East and West, benefit from capacity/demand payments and other contracted revenue sources, originating from market clearing capacity prices, resource adequacy contracts, tolling arrangements and other long-term contractual arrangements.
The Company's largest sources of continuing capacity revenues are capacity auctions in PJM. PJM operates a pay-for-performance model where capacity payments are modified based on real-time performance and NRG's actual revenues will be the combination of revenues based on the cleared auction MW plus the net of any over- and under-performance of NRG's respective generation assets.
Natural Gas
The natural gas commercial group is responsible for all costing, logistics and supply for all of NRG's residential, commercial & industrial and wholesale customers. The Direct Energy acquisition, which closed on January 5, 2021, significantly increased the Company's capabilities and scale across the natural gas value chain. NRG has contractual rights to natural gas transportation and storage assets across its footprint that allow for optimal supply economics in support of its various businesses. NRG's diversified load coupled with this asset portfolio enables the Company to deliver supply economically while providing incremental optimization activities when market conditions allow. The scale of the natural gas operation extends from the wellhead (through its producer services business) to end use customers (through NRG's various sales channels). This scale, coupled with the Company's associated assets, gas system platform and people, create significant opportunity across North America.
Plant Operations
The Company owns and leases a diversified wholesale generation portfolio with approximately 16 GW of fossil fuel, nuclear and renewable generation capacity at 23 plants as of December 31, 2022. The Company's wholesale generation assets are diversified by fuel-type and dispatch level, which helps mitigate the risks associated with fuel price volatility and market demand cycles. NRG continually evaluates its generation portfolio to focus on asset optimization opportunities and the locational value of its generation assets in each of the markets where the Company participates, as well as opportunities for the development of new generation.
The following table summarizes NRG's generation portfolio as of December 31, 2022:

	(In MW)(a)
Type	Texas	East	West/Services/Other	Total
Natural gas	4,721	1,881	1,279	7,881
Coal	4,174	1,948	605	6,727
Oil	—	455	—	455
Nuclear	1,132	—	—	1,132
Utility Scale Solar	—	—	219	219
Battery Storage	2	—	—	2
Total generation capacity	10,029	4,284	2,103	16,416
(a)Utility Scale Solar is described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest.
Plant Operations is responsible for operating the Company's generation facilities at the highest standards of safety and reliability, and includes (i) operations and maintenance, (ii) asset management, and (iii) development, engineering and construction.
Operations & Maintenance
NRG operates and maintains its generation portfolio, as well as approximately 7,800 MW of additional coal, natural gas and wind generation capacity at 12 plants operated on behalf of third parties, as of December 31, 2022, using prudent industry practices for the safe, reliable and economic generation of electricity in compliance with all local, state and federal requirements. The Company follows a consistent set of operating requirements, including a solid base of training, required adherence to specific safety and environmental limits, procedure and checklist usage, and the implementation of continuous process improvement through incident investigations.
NRG uses best-in-class maintenance practices for preventive, predictive, and corrective maintenance planning. The Company’s strategic planning process evaluates equipment condition, performance, and obsolescence to support the development of a comprehensive work scope and schedule for long-term performance.

Asset Management
NRG manages all aspects of its generation portfolio to optimize the lifecycle value of the assets, consistent with the Company’s goals. The Company evaluates capital projects required for continued operation and strategic enhancement of the assets, provides quality assurance on capital outlays, and assesses the impact of rules, regulations, and laws on business profitability. In addition, the Company manages its long-term contracts, PPAs, and real estate holdings and provides third-party asset management services.
Development, Engineering & Construction
NRG develops, engineers and executes major plant modifications, “new build” generation and energy storage projects that enhance the value of its generation portfolio and provide options to meet generation growth needs in the retail markets it serves, in accordance with the Company’s strategic goals. These projects have included gas-fired generation development and construction, coal to gas conversions, grid scale energy storage development, grid scale renewable construction, and asset demolition, remediation and reclamation work.
Operational Statistics
The following statistics represent the Company's retail load and customer count:

	Year ended December 31,
	2022	2021	2020
Sales volumes - Electricity (in GWh)
Home - Texas	43,155	42,397	38,473
Home - East	13,269	14,108	10,221
Home - West/Services/Other	2,250	2,252	—
Business - Texas	38,447	34,367	17,928
Business - East	47,724	53,204	1,596
Business - West/Services/Other	10,231	10,625	—
Total Load	155,076	156,953	68,218

Sales volumes - Natural gas (in MDth)
Home - East	53,051	50,417	23,509
Home - West/Services/Other	92,035	97,272	—
Business - East	1,618,946	1,620,036	—
Business - West/Services/Other	154,074	109,021	—
Total Load	1,918,106	1,876,746	23,509

	Year ended December 31,
	2022	2021	2020
Customer count - Electricity customers(a)(b) (in thousands)
Home - Texas
Average retail	2,961	3,040	2,431
Ending retail	2,859	3,010	2,434
Home - East
Average retail	1,408	1,484	1,019
Ending retail	1,381	1,402	970
Home - West/Services/Other
Average retail(c)	383	525	18
Ending retail(c)	390	512	17

Customer count - Natural gas customers(b) (in thousands)
Home - East
Average retail	375	360	156
Ending retail	380	364	166
Home - West/Services/Other
Average retail	416	452	—
Ending retail	396	434	—

Total Customer count
Average retail - Home	5,543	5,861	3,624
Ending retail - Home	5,406	5,722	3,587
(a) Includes services customers
(b) Dual fuel customers are included within electricity customer counts only
(c) Includes 135 thousand whole home warranty customers as of December 31, 2021. The whole home warranty business was sold in January 2022
The following are industry statistics for the Company's fossil and nuclear plants, as defined by the NERC:
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
The tables below presents these performance metrics for the Company's generation portfolio, including leased facilities, for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
			Fossil and Nuclear Plants (a)
	Net Owned Capacity (MW)	Net Generation (In thousands of MWh) (a)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	10,027	37,275	69.5%	10,733	41.8%
East	4,285	7,282	78.1%	11,959	17.3%
West/Services/Other	1,172	6,676	84.5%	7,442	64.9%
(a)Excludes equity method investments

	Year Ended December 31, 2021
			Fossil and Nuclear Plants (a)
	Net Owned Capacity (MW)	Net Generation (In thousands of MWh) (a)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	10,083	36,920	70.6%	10,717	42.4%
East	5,476	7,494	79.8%	11,877	8.8%
West/Services/Other	2,318	7,949	88.0%	7,337	47.2%
(a)Excludes equity method investments
The generation performance by region for the three years ended December 31, 2022, 2021 and 2020 is shown below:

	Net Generation
(In thousands of MWh)	2022	2021	2020
Texas
Coal	18,860	18,876	15,701
Gas	8,763	8,846	6,006
Nuclear (a)	9,652	9,198	9,678
Total Texas	37,275	36,920	31,385
East
Coal	6,738	5,774	1,888
Oil	7	201	322
Gas	537	1,519	1,892
Total East (b)	7,282	7,494	4,102
West/Services/Other
Gas	6,669	7,941	9,165
Renewables	7	8	6
Total West/Services/Other (c)	6,676	7,949	9,171

Total generation performance	51,233	52,363	44,658
(a)Reflects the Company's undivided interest in total MWh generated by STP
(b)Includes gas generation of 855 thousand MWh and 870 thousand MWh and oil generation of 199 thousand MWh and 322 thousand MWh for the years ended December 31, 2021 and 2020, respectively, that was sold to Generation Bridge
(c)Includes gas generation of 2,445 thousand MWh and 3,002 thousand MWh for the years ended December 31, 2021 and 2020, respectively, that was sold to Generation Bridge
Competition
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
NRG's fleet of power plants which it owns, operates or manages are located in organized energy markets, known as RTOs or ISOs. Each organized market administers day-ahead and real-time centralized bid-based energy and ancillary services markets pursuant to tariffs approved by FERC, or in the case of ERCOT, market rules approved by the PUCT. These tariffs and rules dictate how the energy markets operate, how market participants make bilateral sales with one another and how entities with market-based rates are compensated. Established prices reflect the value of energy at the specific location and time it is delivered, which is known as the Locational Marginal Price. Each market is subject to market mitigation measures designed to limit the exercise of locational market power. These market structures facilitate NRG's sale of power and capacity products at market-based rates.
Other than ERCOT and AESO, each of the ISO regions also operates a capacity or resource adequacy market that provides an opportunity for generating and demand response resources to earn revenues to offset their fixed costs that are not recovered in the energy and ancillary services markets. The ISOs are also responsible for transmission planning and operations.
Texas
NRG's business in Texas is subject to standards and regulations adopted by the PUCT and ERCOT1, including the requirement for retailers to be certified by the PUCT in order to contract with end-users to sell electricity. The ERCOT market is one of the nation's largest and, historically, fastest growing power markets. ERCOT is an energy-only market. The majority of the retail load in the ERCOT market region is served by competitive retail suppliers, except certain areas that have not opted into competitive consumer choice and are served by municipal utilities and electric cooperatives.
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
Power plants owned, operated or managed by NRG and NRG's demand response assets located in the East region of the U.S. are within the control areas of PJM, NYISO, ISO-NE and MISO. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, the assets in the East region receive a significant portion of their revenues from capacity markets. PJM and ISO-NE use a forward capacity auction, while NYISO uses a month-ahead capacity auction. MISO has an annual auction. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. PJM operates a pay-for-performance model where capacity payments are modified based on real-time generator performance. In such markets, NRG’s actual capacity revenues will be the combination of cleared auction prices times the quantity of MW cleared, plus the net of any over-performance "bonus payments" and any under-performance charges. Additionally, bidding rules allow for the incorporation of a risk premium into generator bids.
1 The Cottonwood facility is located in Deweyville, Texas, but operates in the MISO market

West
In the West region of the U.S., NRG owns equity interests, operates or manages power plants located entirely within the CAISO footprint. The CAISO operates day-ahead and real-time locational markets for energy and ancillary services, while managing congestion primarily through nodal prices. The CAISO system facilitates NRG's sale of power, ancillary services and capacity products at market-based rates, either within the CAISO's centralized energy and ancillary service markets or bilaterally. The CPUC also determines capacity requirements for LSEs and for specified local areas utilizing inputs from the CAISO. Both the CAISO and CPUC rules require LSEs to contract with sufficient generation resources in order to maintain minimum levels of generation within defined local areas. Additionally, the CAISO has independent authority to contract with needed resources under certain circumstances, typically either when LSEs have failed to procure sufficient resources, or system conditions change unexpectedly.
Canada
In Canada, NRG sells to residential and commercial retail customers in Alberta, within the AESO footprint, under both regulated rates approved by the AUC as well as through competitive service. The Company's regulated rates are approved through periodic rate applications that establish rates for power and gas sales as well as for recovery of other costs associated with operating the regulated business. In addition, the Company sells energy to commercial customers in other provinces. All sales and operations are subject to applicable federal and provincial laws.
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
Federal Energy Regulation
Inflation Reduction Act — The IRA allocates $369 billion in spending for energy security and addressing climate change. Much of these investments come through the tax code in the form of clean energy tax credits. In the past, investment tax credits and production tax credits have played a vital role in the growth of wind and solar projects around the U.S., but they have had short lifespans, phaseouts and the uncertainty of extensions. The IRA provides 10-year extensions on these tax credits, which will provide more certainty needed for investment decisions to build out these projects in the long-term. With new renewable generation coming online, renewable energy supply costs will likely become cheaper and more plentiful. NRG Home can also benefit from increased residential usage to charge electric vehicles ("EV") and special EV products. The IRA also introduced new tax provisions including a corporate book minimum tax and an excise tax on net stock repurchases with both taxes effective beginning in fiscal year 2023 for NRG. The Company will continue to evaluate the impact of the corporate book minimum tax when the U.S. Treasury and the IRS release further guidance. Additionally, the IRA establishes a tax credit associated with existing nuclear facilities which begins in 2024 and terminates at the end of 2031. The tax credit will fully apply when gross revenues are at or below $25 per MWh and phases out completely at $43.75 per MWh. The U.S. Treasury is in the process of defining the methods by which gross revenues may be calculated pursuant to the IRA.
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

Texas
Public Utility Commission of Texas’ Actions with Respect to Wholesale Pricing and Market Design — In September 2021, the PUCT opened a rulemaking project to evaluate whether it should amend its rules to modify the High System Wide Offer cap ("HCAP") and the ORDC, which is intended to ensure prices in the competitive market appropriately reflect the value of operating reserves as the system approaches scarcity conditions. This rulemaking project concluded in December 2021, resulting in a rule amendment that lowered the HCAP to $5,000 per MWh and which expands the minimum contingency level to 3,000 MW in Phase I. These two changes are broadly offsetting in their effect on overall average energy prices. In 2022, the PUCT has focused on the development of a winter firm fuel product. The PUCT directed ERCOT to issue a Request for Proposal to procure dual fuel capability with on-site fuel storage as part of the initial firm fuel procurement for the winter of 2022 and 2023. The procurement amount was 2,940MW with a total cost of $53 million.
The PUCT engaged an independent consultant, E3, to evaluate various resource adequacy proposals and recommend a policy direction to increase incentives for investment in dispatchable generation in ERCOT. On November 10, 2022, the independent consultant provided a report including various market design options such as a Forward Reliability Market, Load Serving Entity Reliability Obligation, and a new concept called a Performance Credit Mechanism ("PCM"). The PCM measures real-time contribution to system reliability and provides compensation for resources to be available. The PUCT staff filed a summary of comments and their recommendations, which support PCM. On January 19, 2023, the Commission approved an order adopting the PCM as their policy direction for resource adequacy in ERCOT, however, implementation is delayed until the legislature reviews.
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
The DOOs require ERCOT to issue loans or securitized bonds through a bankruptcy remote special purpose entity as the borrower and distribute the proceeds to affected market participants for default-related short payments and to LSEs for certain ancillary-service and ORDPA costs using an allocation of proceeds based on an LSE's exposure to relevant costs as calculated by the LSE's prevailing load-ratio share during the period of Winter Storm Uri, and a further redistribution of proceeds initially allocated to other LSEs and customers who opt-out of securitization. In turn, ERCOT charges non-bypassable fees related to the Default Securitization and Uplift Securitization to all qualified scheduling entities and to all LSEs (other than those that have opted-out), respectively. The Uplift Securitization provided for a one-time opt-out for certain LSEs or individual transmission-level customers who in exchange for foregoing any securitization-related proceeds likewise avoid future fees assessed by ERCOT for the use of repaying ERCOT's debt obligations. However, nearly all competitive REPs were required by the law to participate, ensuring the charge established by the law is competitively neutral. The $2.1 billion Uplift Securitization was disbursed by ERCOT in June 2022, with NRG's LSEs collectively receiving $689 million. NRG's LSEs that assessed customers certain ancillary-service and ORDPA costs during the period of Winter Storm Uri provided a refund or credit to those customers proportionate to the LSE's total recovery. The $800 million Default Securitization was disbursed by ERCOT in November 2021, with NRG receiving $12 million.
Electric Cooperative Bankruptcy and Securitization — Of the defaults in the ERCOT market the majority was attributable to Brazos, who filed bankruptcy on March 1, 2021 following the events of Winter Storm Uri. Brazos' bankruptcy case culminated in a settlement between Brazos and ERCOT that was embodied in Brazos' chapter 11 plan of reorganization. Brazos' chapter 11 plan was confirmed by the Bankruptcy Court on November 14, 2022, and the chapter 11 plan became effective on December 15, 2022.
Under the terms of the Brazos' chapter 11 plan, Brazos and ERCOT are providing market participants a recovery of funds that were short-paid in relation to Brazos based on elections made by each market participant. NRG elected the accelerated cash recovery option and has received 43% of the $68 million of its short pay. NRG expects to receive an additional 22% of its short pay in various installments over the following 12-year period. The plan and ERCOT settlement also provide that there be no default uplift under the current ERCOT protocols in relation to the Brazos short payments.
In February 2022, Rayburn successfully completed a securitization transaction and fully paid its outstanding obligations to ERCOT.
Reliability and Plant Operations Standards — The PUCT created a rulemaking to establish weatherization standards and issued a notice for comments in response to provisions of Texas Senate Bill 3 ("SB3") that require mandatory standards for power generators and others within the electric-power sector. On October 21, 2021, Commissioners of the PUCT voted to adopt Phase I of the rule without substantial modifications from the proposal, and those rules are now in effect. On May 26, 2022, the

PUCT issued a proposal for publication to repeal Phase I rules and implement Phase II rules. The new rules entail conducting a weather study by ERCOT and directing the State Climatologist to create a percentile-based standard of weatherization and implement weatherization plan audits based on weather related outages that occur during weather emergencies. NRG filed comments to the rulemaking on June 23, 2022. On September 29, 2022, the PUCT adopted the Phase II Weatherization Standards.
PJM
PJM Delays Base Residual Auction Results and Files to Update Tariff — The Base Residual Auction for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of Locational Deliverability Area Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the Local Deliverability Area Reliability Requirement. If accepted by FERC, the proposal will affect the clearing price of the auction. NRG has protested the filing.
Capacity Performance Penalties and Bonuses from Winter Storm Elliott — PJM experienced approximately 23 hours of Capacity Performance events from December 23-24, 2022 across PJM's entire footprint. The Company will be subject to penalty or bonus payments related to the events with settlements to occur in 2023. PJM anticipates that certain market participants who incurred penalties may encounter challenges in paying penalties levied upon them. This may result in bonus payments being prorated. On February 2, 2023, PJM made a filing at FERC that, if approved, would give PJM the ability to extend the payment period for PJM member who incurred penalties for an additional 9 months.
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
PJM Revisions to Minimum Offer Price Rule — On July 30, 2021, PJM filed proposed tariff changes at FERC to largely eliminate the current minimum offer price rules ("MOPR") except in very narrow cases. The proposal would eliminate: (i) the current MOPR for new entrant natural gas resources effective with the 2023/2024 delivery year and (ii) the expanded MOPR established in FERC's December 2019 Order to address out-of-market subsidies. On September 30, 2021, PJM's proposal went into effect by operation of law because the FERC Commissioners were split 2-2 as to the lawfulness of the change. Multiple parties filed motions for rehearing and ultimately appealed to the federal court of appeals. On December 21, 2021 and December 30, 2021, respectively, the Third Circuit Court of Appeals and the Seventh Circuit Court of Appeals issued an order holding the appeals in abeyance. The Seventh Court appeal is being held in abeyance while the appeal in the Third Court is moving forward with briefing and oral argument. Any changes to the PJM capacity market construct may impact the outcome of future Base Residual Auctions.
PJM's ORDC Filing and Compliance Directives — On May 21, 2020, PJM proposed energy and reserve market reforms to enhance price formation in reserve markets, which included modifying its ORDC and aligning market-based reserve products in Day-Ahead and Real-Time markets. In addition to approving PJM's proposal, FERC also directed PJM to implement a forward-looking Energy and Ancillary Services Offset to be used in PJM's capacity markets. After multiple compliance filings, parties filed appeals at the Court of Appeals for the D.C. Circuit of FERC’s orders, and on August 13, 2021, FERC filed a motion and was granted a voluntary remand of the case back to the agency. On December 22, 2021, FERC issued its order on voluntary remand affirming in part and reversing in part FERC's determination. Specifically, FERC reversed itself and ordered PJM to: (i) eliminate the more robust ORDC curves and reserve penalty adders and maintain the existing (lower) curves and (lower) penalty adders and (ii) restore its tariff provisions related to its prior backward-looking Energy and Ancillary Services Offset. In response to requests for rehearing of the December 2021 order, FERC issued a notice denying the rehearings by operation of law and providing for further consideration on February 22, 2022. Multiple parties filed appeals in various appellate courts and those appeals are now all before the Sixth Circuit Court of Appeals for consideration.
Independent Market Monitor Market Seller Offer Cap Complaint — On March 18, 2021, finding that the calculation of the default Market Seller Offer Cap was unjust and unreasonable, FERC issued an Order, which permitted the current PJM May 2021 capacity auction for the 2022/2023 delivery rule to continue under the existing rules and set a procedural schedule for parties to file briefs with possible solutions. On September 2, 2021, FERC issued an order in response to a complaint filed by the PJM Independent Market Monitor's proposal, which eliminates the Cost of New Entry-based Market Seller Offer Cap and implements a limited default cap for certain asset classes based on going-forward costs and provides for unit specific cost review by the Independent Market Monitor for all other non-zero offers into the auctions. On October 4, 2021, as required by the Order, PJM submitted its compliance tariff and certain parties filed a motion for rehearing, which was denied by operation of law. On February 18, 2022, FERC addressed the arguments raised on rehearing and rejected the rehearing requests. Multiple parties filed appeals at the Court of Appeals for the D.C. Circuit. A decision is pending.

New York
NYISO's Revisions to the Buyer Side Mitigation Rules — On January 5, 2022, the NYISO filed its Comprehensive Mitigation Review proposing changes to the buyer-side mitigation rules. The proposal would remove certain facilities to be reviewed under the buyer-side mitigation rules to serve the goals of New York's Climate Leadership and Community Protection Act, adopt a marginal capacity accreditation market design and adjust the rules surrounding installed and unforced capacity. On February 9, 2022 FERC issued a deficiency notice, focusing on capacity accreditation issues, which NYISO responded. On May 10, 2022, FERC issued an order accepting the NYISO's Comprehensive Mitigation Review. Changes to NYISO's Buyer Side Mitigation rules may impact the outcome of future capacity auctions.
California
California Resource Adequacy Proceedings — As part of the Integrated Resource Procurement docket, the CPUC approved a decision on June 24, 2021 that requires all LSEs to procure a pro rata share of 11.5 GW of new non-fossil resource adequacy from 2023 to 2026. In that same docket, the CPUC ordered the state's major investor-owned utilities to procure additional summer reliability resources through 2023. On June 23, 2022, the CPUC approved a decision that raises the reserve margin from 15 percent to 16 percent in 2023 and at least 17 percent in 2024. SB846 establishes a pathway for PG&E's Diablo Canyon Nuclear power plant, which units are scheduled to close in 2024 and 2025, to remain open for at least five additional years. Finally, the CPUC completed a series of 2022 stakeholder meetings regarding details for implementation of a new Resource Adequacy ("RA") program beginning in 2025 which will require procurement to meet needs during every hour of the day. The result of these changes will likely keep RA prices elevated in the near term and if LSEs cannot meet their RA obligations, penalties may be issued.
Midway-Sunset Reliability Must Run Proceeding — San Joaquin Energy, LLC, a subsidiary of NRG, owns a 50%, non-controlling interest in the Midway-Sunset Cogeneration Company ("MSCC"). MSCC owns a cogeneration facility near Fellows, California and submitted mothball notices for the cogeneration facility to the CAISO in the latter half of 2020. On December 17, 2020, the CAISO Board effectively rejected the mothball notices by authorizing its staff to designate the MSCC facility as a reliability must-run ("RMR") resource conditioned on execution of a RMR contract. On January 29, 2021, MSCC made its RMR filing at FERC. Multiple parties filed protests and on March 16, 2021, MSCC filed a response to those protests. On April 2, 2021, FERC accepted the RMR filing, suspended it to become effective February 1, 2021, subject to refund and established hearing and settlement judge proceedings. On September 27, 2021, the CAISO gave notice to MSCC extending the term of the reliability designation through December 31, 2022. On April 29, 2022, the participants in the settlement proceeding filed a Joint Offer of Settlement with the FERC, which was approved by FERC on July 28, 2022.
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
A number of regulations that affect the Company have been revised recently and continue to be revised by the EPA, including ash storage and disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved.
Air
The CAA and related regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS may become more stringent. In January 2023, the EPA proposed increasing the stringency of the PM2.5 NAAQS. The Company maintains a comprehensive compliance strategy to address continuing and new requirements. Complying with increasingly stringent air regulations could require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economic. Significant changes to air regulatory programs affecting the Company are described below.
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In October 2015, the EPA promulgated the CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S.

Supreme Court stayed the CPP. In July 2019, EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. The Company anticipates that there will be additional rulemaking by the EPA over the next several years.
Cross-State Air Pollution Rule ("CSAPR") — In April 2022, the EPA proposed revising the CSAPR to address the good-neighbor provisions of the 2015 ozone NAAQS. If the rule were finalized as proposed, it would apply to 25 states (including Texas) beginning in 2023. In 2023, the revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would have emission budgets based on NOx emission rates that the EPA says are achievable by existing controls at power plants. Starting in 2026, the NOx budgets would be reduced significantly based on levels achievable if SCR controls were installed at coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for retirements, changes to operations, and new units. The proposal also contemplates heightened surrender requirements for units that exceed certain NOx emission rate thresholds. The Company cannot predict the outcome of this proposed revision and anticipates that this rulemaking will be subject to legal challenges after it is finalized. The EPA anticipates finalizing the revised rule in Spring 2023.
Greenhouse Gas Emissions — NRG emits CO2 (and small quantities of other GHGs) when generating electricity at a majority of its facilities. Nearly all (>99%) of NRG's domestic GHG emissions are subject to federal (U.S. EPA) GHG reporting requirements.
NRG's climate goals are to reduce greenhouse gas emissions by 50% by 2025, from its current 2014 baseline, and to achieve net-zero emissions by 2050. Greenhouse gas emissions include directly controlled emissions, emissions from NRG's purchased energy, and emissions from employee business travel. In early 2021, NRG's climate goals were certified by the Science Based Targets initiative as aligned with a 1.5 degree Celsius trajectory. From the current 2014 baseline to 2022, the Company's CO2e emissions decreased from 60 million metric tons to 35 million metric tons, representing a cumulative 42% reduction. The decrease is attributed to reductions in fleet-wide annual net generation and a market-driven shift away from coal as a primary fuel to natural gas. The increase in emissions in 2022, as compared to 2021, was primarily due to increased generation driven by power market conditions and weather. The Company is continuing to target a 50% reduction in greenhouse gas emissions by 2025, however, assuming no mitigating events occur, current power market forecasts suggest that the projected reduction in NRG's greenhouse gas emissions at that time will be less than the targeted goal. The Company expects these forecasts to continue to evolve over time given recent and expected future changes in regulatory policies and prices in electricity and natural gas markets. The Company continues to actively monitor and explore various options to meet the goal when both economically and legally feasible.
As of December 31, 2022, less than 5% of the Company's consolidated revenues were derived from coal-fired operating assets.

The following charts reflect the Company’s domestic generation portfolio, including leased facilities and those accounted for through equity method investments, but excluding the battery storage and remaining renewables activity. Prior year information on U.S. CO2e emissions and U.S. generation was adjusted to remove divested assets.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. NRG anticipates further rulemaking related to the Federal Permit Program and legacy surface impoundments.
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
Jewett Mine Lignite Contract — The Company's Limestone facility historically burned lignite obtained from the Jewett mine. Active mining ceased as of December 31, 2016; however, the Company remains responsible for reclamation activities and is responsible for all reclamation costs. NRG has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of approximately $99 million for the reclamation of the Jewett mine, which NRG supports through surety bonds. The cost of the reclamation may exceed the value of the bonds. NRG may provide additional performance assurance if required by the Railroad Commission of Texas.
Nuclear Waste — The federal government's program to construct a nuclear waste repository at Yucca Mountain, Nevada was discontinued in 2010. Since 1998, the U.S. DOE has been in default of the federal government's obligations to begin accepting spent nuclear fuel ("SNF"), and high-level radioactive waste ("HLW"), under the Nuclear Waste Policy Act. Owners of nuclear plants, including the owners of STP, had been required to enter into contracts setting out the obligations of the owners and the U.S. DOE, including the fees to be paid by the owners for the U.S. DOE's services to license a spent fuel repository. Effective May 16, 2014, the U.S. DOE stopped collecting the fees.
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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines ("ELG") for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. The Company anticipates that the EPA will release a proposed rule in the first half of 2023. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
Regional Environmental Developments
Ash Regulation in Illinois — On July 30, 2019, Illinois enacted legislation that required the state to promulgate regulations regarding coal ash at surface impoundments. On April 15, 2021, the state promulgated the implementing regulation, which became effective on April 21, 2021. NRG has applied for initial operating permits and has begun to apply for construction permits (for closure) as required by the regulation.
Houston Nonattainment for 2008 Ozone Standard — During the fourth quarter of 2022, the EPA changed the Houston area’s classification from Serious to Severe nonattainment for the 2008 Ozone Standard. Accordingly, Texas is required to develop a new control strategy and submit it to the EPA.
Customers
NRG sells to a wide variety of customers, primarily end-use customers in the residential, commercial and industrial sectors. The Company owns and operates power plants to generate and sell power to wholesale customers, such as utilities and other intermediaries. The Company had no customer that comprised more than 10% of the Company's consolidated revenues for the year ended December 31, 2022.
Human Capital
As of December 31, 2022, NRG and its consolidated subsidiaries had 6,603 employees, approximately 12% of whom were covered by U.S. collective bargaining agreements. During 2022, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
NRG believes its employees are vital to its success and is committed to offering employees a rewarding career that provides opportunities for growth and the ability to make valuable contributions toward the achievement of the Company’s business objectives. NRG focuses on safety, health and wellness, diversity, equity and inclusion, talent development and total rewards for its employees.

Safety
Safety is embedded in the culture at NRG. The Company strives to begin meetings with a safety moment and regularly reminds its employees that safety comes first. NRG has achieved its targeted top decile safety record of Occupational Safety and Health Administration recordable injury rates in each of the 5 previous years.

NRG 5-Year Safety Record
Total Recordable Injury Rate
0.6
0.5
0.4
0.3
0.2
0.1
0.0
.51
.49
.32
.30
.27
2018
2019
2020
2021
2022
NRG Actual
Top Decile Target

Health and Wellness
For several years, NRG has invested in the health and well-being of its employees and their families. NRG provides programs that holistically support its employees’ physical, emotional and financial wellness, allowing employees the opportunity to take control of their well-being and focus on what matters most to them for a healthy, secure future.
For the 2022 plan year, the Company included well-being goals in the Annual Incentive Plan (AIP), ensuring participants are motivated to improve their physical, emotional and financial well-being. Accordingly, certain key employee programs were evaluated and enhanced for 2023: several new programs were added to NRG's voluntary benefits offerings, NRG’s retirement savings plan match was increased by 50% in the U.S. and by 100% in Canada, and paid parental leave was increased to 6 weeks regardless of gender.
Diversity, Equity and Inclusion
NRG is committed to diversity, equity and inclusion ("DE&I") as an integral way the Company operates. In 2020, NRG completed a gender and race pay equity study to ensure that the Company's pay decisions were not influenced by gender, race, or other similar factors. The study demonstrated equitable pay practices after accounting for education, experience, performance and location. The Company committed to conduct this study every three years, including in 2023.
In 2022, the Company used a portion of its cash balances to invest in a money market fund in which a portion of the fund’s fee is donated to Rio Bank, a Texas-based minority-owned financial institution. This commitment demonstrates the Company's support for the communities in which it is located and does business.
NRG also held its first company-wide Day of Service in honor of Martin Luther King, Jr. Day in 2022. Employees were encouraged to participate in events held across multiple states to listen, learn and serve their communities.
Talent Development
NRG deploys various talent development strategies and programs with the goal of ensuring a pipeline of leadership who can execute on the Company’s strategy and drive value for all stakeholders. The Board of Directors regularly engages with management on leadership development and succession planning, including providing feedback on development plans and bench strength for key senior leader positions. The Board of Directors also has a structured program that allows directors to interact directly with individuals deeper within the organization whom management, through a robust talent assessment program, as well as mentoring relationships, has identified as high potential future leaders. In 2021, the Company launched an annual Executive Leadership Program to strengthen the identified pipeline of future leaders and create a cohort of high potential candidates for the program. The Company has a performance management tool that emphasizes a continuous feedback loop and a robust online training curriculum with topics including leadership, communication and productivity.
Total Rewards
NRG seeks to provide market competitive compensation and benefits, benchmarked against direct peers, industry, and, where appropriate, general peers. To ensure incentives are properly aligned with business needs and can attract and retain qualified employees, the Compensation Committee of the Board of Directors actively reviews the Company's total rewards programs, including benchmarking programs against peer groups, assessing the risks of programs and evaluating the design of the annual and long-term incentive programs. The Company offers full-time employees incentives designed to motivate and reward success. NRG continues to evaluate its offerings taking into consideration the needs of its employees to ensure they are competitive and best serve its employees. Every two years, the Company engages an independent third-party to benchmark its compensation and benefits programs against its peers and report the results to the Compensation Committee of the Board of Directors.
For further discussion and recent available data regarding the Company’s efforts and programs please see the Company’s 2022 Proxy Statement and 2021 Sustainability Report, which are available on the Company’s website at: www.nrg.com. Information included in these documents is not intended to be incorporated into this Form 10-K.
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

Item 1A — Risk Factors
NRG's risk factors are grouped into the following categories: (i) Risks Related to the Proposed Acquisition of Vivint; (ii) Risks Related to the Operation of NRG's Business; (iii) Risks Related to Governmental Regulation and Laws; (iv) Risks Related to Economic and Financial Market Conditions, and the Company's Indebtedness; and (v) Risks Related to Public Health Threats.
Risks Related to the Proposed Acquisition of Vivint
If completed, the acquisition of Vivint may not achieve its intended results.
The Company entered into the Purchase Agreement with the expectation that the acquisition would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the businesses of NRG and Vivint are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, lower-than-expected revenues or income generated by the combined company and diversion of management's time and energy and could have an adverse effect on the Company's business, financial results and prospects.
The Company will be subject to business uncertainties and contractual restrictions while the acquisition of Vivint is pending that could adversely affect its financial results.
Uncertainty about the effects of the acquisition of Vivint on employees, customers and suppliers may have an adverse effect on NRG's business. Although the Company intends to take steps designed to reduce any adverse effects, these uncertainties may impair its ability to attract, retain and motivate key personnel until the acquisition is completed and for a period of time thereafter, and could cause customers, suppliers and others to seek to change existing business relationships.
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
The pursuit of the acquisition and the preparation for the integration of NRG and Vivint may place a significant burden on management and internal resources. The diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect the Company's business, results of operations and financial condition.
In addition, the Company has agreed not to take any actions that would materially delay the satisfaction of any of the closing conditions to the transaction or prevent any of those conditions from being satisfied. This restriction on the Company's actions may prevent it from pursuing otherwise attractive business opportunities or making other changes to its business prior to the completion of the acquisition or termination of the merger agreement.

Risks Related to the Operation of NRG's Business
NRG's financial performance may be impacted by price fluctuations in the retail and wholesale power and natural gas markets, as well as fluctuations in coal and oil markets and other market factors that are beyond the Company's control.
Market prices for power, capacity, ancillary services, natural gas, coal and oil are unpredictable and tend to fluctuate substantially. Electric power generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long and short-term power and gas prices may also fluctuate substantially due to other factors outside of the Company's control, including:
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
Further, in low natural gas price environments, natural gas can be the more cost-competitive fuel compared to coal for generating electricity. The Company enters into guaranteed supply contracts to provide for the amount of coal needed to operate its base load coal-fired generating facilities. The Company may experience periods where it holds excess amounts of coal if fuel pricing results in the Company reducing or idling coal-fired generating facilities. In addition, the Company may incur costs to terminate supply contracts for coal in excess of its generating requirements.
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
NRG’s competitors may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, greater brand awareness, greater potential for profitability from retail sales or greater flexibility in the timing of their sale of generation capacity and ancillary services than NRG does. Competitors may also have better access to subsidies or other out-of-market payments that put NRG at a competitive disadvantage.
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
NRG generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivatives are accounted for in accordance with the FASB ASC 815, Derivatives and Hedging ("ASC 815"), which requires the Company to record all derivatives on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for cash flow hedge accounting treatment or a scope exception. As a result, the Company's quarterly and annual results are subject to significant fluctuations caused by changes in market prices.

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
In addition, NRG provides plant operations and commercial services to a variety of third parties. There is a risk that mistakes, mis-operations, or actions taken by these third parties could be attributed to NRG, including the risk of investigation or penalties being assessed to NRG in connection with the services it offers, or that regulators could question whether NRG had the appropriate safeguards in place.

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
NRG maintains an amount of insurance protection that it considers adequate, obtains warranties from vendors and obligates contractors to meet certain performance levels, but the Company cannot provide any assurance that these measures will be sufficient or effective under all circumstances and against all hazards or liabilities to which it may be subject. A successful claim for which the Company is not adequately insured or protected could hurt its financial results and materially harm NRG's financial condition. NRG cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Supplier and/or customer concentration may expose the Company to significant financial credit or performance risks.
NRG often relies on a single contracted supplier or a small number of suppliers for the provision and transportation of fuel, chemicals and other services required for the operation of certain of its facilities. If these suppliers cannot perform these services, the Company utilizes the marketplace. There can be no assurance that the marketplace can provide these services as, when and where required or at comparable prices.
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
The Company owns Direct Energy Regulated Services, which serves as a regulated rate supplier for residential and commercial energy customers in portions of the province of Alberta. It is required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for sales of power and natural gas. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but also have the common objective of limiting rate increases or even reducing rates. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for the Company to recover its costs by the time the rates become effective. Established rates are also subject to subsequent reviews by regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed. In certain instances, the Company could agree to negotiated settlements related to various rate matters and other cost recovery elements. These settlements are subject to regulatory approval. The ultimate outcome and timing of regulatory rate proceedings have a significant effect on the Company to recover its costs or earn an adequate return. In addition, subsequent legislative or regulatory action could alter the terms on which the regulated business operates and future earnings could be negatively impacted. The Company also operates a competitive energy supply business in Alberta that is not subject to rate regulation and is subject to stringent requirements to segregate operations and information relating to the competitive business from the regulated business. Failure to comply with these and other requirements on the business could subject the Company's regulated and competitive businesses in Alberta to fines, penalties, and restrictions on the ability to continue business.
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
NRG may in the future acquire or dispose of businesses or assets, acquire or sell books of retail customers, or pursue other business activities, directly or indirectly through subsidiaries, that involve a number of risks. The acquisition of companies and assets is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets or customers, the inability to retain customers and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may not be successfully integrated. In the case of dispositions, such risks may relate to employment matters, counterparties, regulators and other stakeholders in the disposed business, the separation of disposed assets from NRG’s business, the management of NRG’s ongoing business, and other financial, legal and operational matters related to such disposition, which may be unknown to NRG at the time. In addition, NRG may be subject to material trailing liabilities from disposed businesses. Any such risk may result in one or more costly disputes or litigation. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the indebtedness incurred to acquire them or the capital expenditures needed to develop them. There can also be no assurances that NRG will realize the anticipated benefits from any such dispositions. The failure to realize the anticipated returns or benefits from an acquisition or disposition could adversely affect NRG's results of operations, cash flows and financial condition.
The operation of the Company's businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on NRG's infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect.
Numerous functions affecting the efficient operation of NRG’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems, much of which is connected (directly or indirectly) to the internet. As a result, NRG's information technology systems and infrastructure, and those of its vendors and suppliers, are susceptible to cyber-based security threats which could compromise confidentiality, integrity or availability. While the Company has controls in place designed to protect its infrastructure, such breaches and threats are becoming increasingly sophisticated and complex, requiring continuing evolution of its program. Any such breach, disruption or similar event that impairs NRG's information technology infrastructure could disrupt normal business operations and affect the Company's ability to control its generation assets, maintain confidentiality, availability and integrity of restricted data, access retail customer information and limit communication with third parties, which could have a material adverse effect on the Company.
As part of the continuing development of new and modified reliability standards, the FERC has approved changes to its Critical Infrastructure Protection reliability standards and has established standards for assets identified as "critical cyber assets." Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day, per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber/data and physical security breaches.
Further, the Company's retail business requires accessing, collecting, storing and transmitting sensitive customer data in the ordinary course of business. Concerns about data privacy have led to increased regulation and other actions that could impact NRG's businesses and changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations could adversely affect the Company's business and financial results. NRG's retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business.
Although the Company takes precautions to protect its infrastructure, it has been, and will likely continue to be, subject to attempts at phishing and other cybersecurity intrusions. International conflict increases the risk of state-sponsored cyber threats and escalated use of cybercriminal and cyber-espionage activities. In particular, the current geopolitical climate has further escalated cybersecurity risk, with various government agencies, including the U.S. Cybersecurity & Infrastructure Security Agency, issuing warnings of increased cyber threats, particularly for U.S. critical infrastructure. While the Company has not experienced a cyber/data event causing any material operational, reputational or financial impact, it recognizes the growing threat within the general marketplace and the industry, and there is no assurance that NRG will be able to prevent any such impacts in the future. If a material breach of the Company's information technology systems were to occur, the critical operational capabilities and reputation of its business may be adversely affected, customer confidence may be diminished, and NRG may be subject to substantial legal or regulatory scrutiny and claims, any of which may contribute to potential legal or regulatory actions against the Company, loss of customers and otherwise have a material adverse effect. Any loss or disruption of critical operational capabilities to support the Company's generation, commercial or retail operations, loss of customers, or loss of confidential or proprietary data through a breach, unauthorized access, disruption, misuse or disclosure could adversely affect NRG's reputation, expose the Company to material legal or regulatory claims and impair the Company's ability to execute its business strategy, which could have a material adverse effect. In addition, NRG may experience increased capital and operating costs to implement increased security for its information technology infrastructure. NRG cannot provide any assurance that such events and impacts will not be material in the future, and the Company's efforts to deter, identify and mitigate future breaches may require additional significant capital and may not be successful.
Negative publicity may damage NRG's reputation or its brands.
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
Risks that are beyond NRG's control, including but not limited to acts of terrorism or related acts of war, natural disaster or other catastrophic events could have a material adverse effect on NRG's financial condition, results of operations and cash flows.
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
As of December 31, 2022, approximately 12% of NRG's employees were covered by collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. Although NRG's ability to procure such labor is uncertain, contingency staffing planning is completed as part of each respective contract negotiation. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace retiring workers could create potential knowledge and expertise gaps as such workers retire.
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
The regulatory environment is subject to significant changes due to state and federal policies affecting wholesale and retail competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission. These changes are ongoing, and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on NRG's business. In addition, in some of these markets, interested parties have proposed material market design changes. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Company's business prospects and financial results could be negatively impacted. In addition, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact NRG’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting NRG’s ability to utilize non-cash collateral for derivatives transactions.
NRG’s business may be affected by interference in the competitive wholesale marketplace.
NRG’s generation and competitive retail operations rely on a competitive wholesale marketplace. The competitive wholesale marketplace may be impacted by out-of-market subsidies, including bailouts of uneconomic nuclear plants, imports of power from Canada, renewable mandates or subsidies, mandates to sell power below its cost of acquisition and associated costs as well as out-of-market payments to new or existing generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to premature retirement of existing facilities, including those owned by the Company. If these measures continue, capacity and energy prices may be suppressed, and the Company may not be successful in its efforts to insulate the competitive market from this interference. The Company's retail operations may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive retail markets or own and operate facilities that could be provided by competitive market participants.
Additions or changes in tax laws and regulations could potentially affect the Company’s financial results or liquidity.
NRG is subject to various types of tax arising from normal business operations in the jurisdictions in which the Company operates. Any additions or changes to tax legislation, or their interpretation and application, including those with retroactive effect, could have a material adverse effect on NRG’s financial condition and results of operations, including income tax provision and accruals reflected in the consolidated financial statements. The Inflation Reduction Act, enacted on August 16, 2022, includes the implementation of a 15% corporate alternative minimum tax (“CAMT”) effective in 2023. The CAMT may lead to volatility in the Company’s cash tax payment obligations, particularly in periods of significant commodity or currency variability resulting from potential changes in the fair value of derivative instruments. There remains unanswered questions on how the operative rules for CAMT will be implemented and interpreted. The Company continuously monitors and assesses proposed tax legislation that could negatively impact its business.
The integration of the Capacity Performance product into the PJM market could lead to substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on NRG’s results of operations, financial condition and cash flows.
PJM operates a pay-for-performance model where capacity payments are modified based on real-time generator performance. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. NRG may experience substantial changes in capacity income and incur non-performance penalties, which could have a material adverse effect on NRG’s results of operations, financial condition and cash flows.
NRG's ownership interest in a nuclear power facility subjects the Company to regulations, costs and liabilities uniquely associated with these types of facilities.
Under the Atomic Energy Act of 1954, as amended ("AEA"), ownership and operation of STP, of which NRG indirectly owns a 44% interest, is subject to regulation by the NRC. Such regulation includes licensing, inspection, enforcement, testing, evaluation and modification of all aspects of nuclear reactor power plant design and operation, environmental and safety performance, technical and financial qualifications, decommissioning funding assurance and transfer and foreign ownership restrictions. The current facility operating licenses for STP expire on August 20, 2047 (Unit 1) and December 15, 2048 (Unit 2).
There are unique risks to owning and operating a nuclear power facility. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, particularly with respect to spent nuclear fuel, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning a nuclear facility. The NRC could require the shutdown of the plant for safety reasons or refuse to permit restart of the unit after unplanned or planned outages. New or amended NRC safety and regulatory requirements may give rise to additional operation and maintenance costs and capital expenditures. Additionally, aging equipment may require more capital expenditures to keep each of these nuclear power plants operating efficiently. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in reduced profitability. STP will be obligated to continue storing spent nuclear fuel if the U.S. DOE continues to fail to meet its contractual obligations to STP made pursuant to the U.S. Nuclear Waste Policy Act of 1982 to accept and dispose of STP's spent nuclear fuel. Costs associated with these risks could be substantial and could have a material adverse effect on NRG's results of operations, financial condition or cash flow to the extent not covered by the Decommissioning Trusts or recovered from ratepayers. In addition, to the extent that all or a part of STP is required by the NRC to permanently or temporarily shut down or modify its operations, or is otherwise subject to a forced outage, NRG may incur additional costs to the extent it is obligated to provide power from more expensive alternative sources — either NRG's own plants, third-party generators or the ERCOT — to cover the Company's then existing forward sale obligations. Such shutdown or modification could also lead to substantial costs related to the storage and disposal of radioactive materials and spent nuclear fuel.
While STP maintains property and liability insurance for losses related to nuclear operations, there may be limitations on the amounts and types of insurance commercially available. See also Item 15 — Note 23, Commitments and Contingencies, Nuclear Insurance. An accident at STP or another nuclear facility could have a material adverse effect on NRG's financial condition, its operational results, reputation, or liquidity as losses may exceed the insurance coverage available and/or may result in the obligation to pay retrospective premium obligations.

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
NRG's businesses are subject to physical, market and economic risks relating to potential effects of climate change, and policies at the national, regional and state levels to regulate GHG emissions and mitigate climate change which could adversely impact NRG's results of operations, financial condition and cash flows.
Fluctuations in weather and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for electricity or natural gas. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt NRG's operations and supply chain, and cause it to incur significant costs in preparing for or responding to these effects. These or other changes in climate could lead to increased operating costs or capital expenses. NRG's customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including changing the fuel mix and resiliency of their energy solutions and supply.
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
Climate change could also affect the availability of a secure and economical supply of water in some locations, which is essential for the continued operation of NRG's generation plants. NRG monitors water supply risk carefully. If it is determined that a water supply risk exists that could impact projected generation levels at any plant, risk mitigation efforts are identified and evaluated for implementation.
Further, demand for NRG's energy-related services could be similarly impacted by consumers’ preferences or market or regulatory factors favoring energy efficiency, lower carbon energy sources or reduced electricity or natural gas usage.
NRG's GHG emissions reduction targets can be found in Item 1, Business —Environmental Regulatory Matters. The Company's ability to achieve these targets depends on many factors, including the ability to retire high emitting assets, ability to reduce emissions based on technological advances and innovation, and ability to source energy from less carbon intense resources. In addition, any future decarbonization efforts may increase costs, or NRG may otherwise be limited in its ability to apply them. The cost associated with NRG's GHG emissions reduction goals could be significant. Failure to achieve the Company's emissions targets could result in a negative impact on access to and cost of capital, changing investor sentiment regarding investment in the Company or reputation harm.
Enhanced data privacy and data protection laws and regulations or any non-compliance with such laws and regulations, could adversely affect NRG’s business and financial results.
The consumer privacy landscape continues to experience momentum for greater privacy protection and reform at the state and federal level in response to precedents set forth by the General Data Protection Regulation (the "GDPR") and the California Consumer Privacy Act (the "CCPA"). The development and evolving nature of domestic and international privacy regulation and enforcement could impact and potentially limit how NRG processes personally identifiable information. Beginning January 1, 2023, California residents have increased access rights (including the right to limit the use and disclosure of sensitive personal information), which are enforced by a new state privacy regulator, resulting in more scrutiny of business practices and disclosures. Additional states including Virginia, Utah, Connecticut, Colorado, and Nevada have similarly adopted enhanced data privacy legislation effective in 2023 and patterned after the standards set forth by CCPA, including broader data access rights, with Virginia going a step further requiring businesses to perform data protection assessments for certain processing activities.
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
The Company's international operations depend on products manufactured, purchased and sold in the U.S. and internationally. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in NRG's other markets. Operating a business in a number of different regions and countries exposes the Company to a number of risks, including: multiple and potentially conflicting laws, regulations and policies that are subject to change, imposition of currency restrictions on repatriation of earnings or other restraints, imposition of burdensome tariffs or quotas, national and international conflict, including terrorist acts and political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.
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
Adverse economic conditions, including inflation, and declines in wholesale energy prices, partially resulting from adverse economic conditions, may impact NRG's results of operations. The breadth and depth of negative economic conditions may have a wide-ranging impact on the U.S. business environment. In addition, adverse economic conditions also reduce the demand for energy commodities. Reduced demand from negative economic conditions continues to impact the key domestic wholesale energy markets NRG serves. In general, economic and commodity market conditions will continue to impact NRG’s unhedged future energy margins, liquidity, earnings growth and overall financial condition. In addition, adverse economic conditions, declines in wholesale energy prices, reduced demand for energy and other factors may negatively impact the trading price of NRG’s common stock and impact forecasted cash flows, which may require NRG to evaluate its goodwill and other long-lived assets for impairment. Any such impairment could have a material impact on NRG’s financial condition.
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
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease, could adversely affect the global economy and the Company’s ability to conduct its business for an indefinite period of time. For example, the ongoing global COVID-19 pandemic negatively impacted local and global economies, disrupted financial markets and international trade, resulted in increased unemployment levels and impacted local and global supply chains, all of which also negatively impacted the electricity industry and the Company’s business. Federal, state, and local governments have implemented, and may continue to implement, various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place orders and limitations on business activities. Although the operations of the Company are considered an essential service, some of these measures may adversely impact the ability of NRG employees, contractors, suppliers, customers, and other business partners to conduct business activities. This could have a material adverse effect on the Company’s results of operations, financial condition, risk exposure and liquidity.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates," "should," "forecasts," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:
•Business uncertainties related to the acquisition of Vivint;
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned or leased as of December 31, 2022. The rated MW capacity figures provided represent nominal summer MW capacity of power generated. Net MW capacity is adjusted for the Company's owned or leased interest as of December 31, 2022. The Company believes its existing facilities, operations and/or projects are suitable for the conduct of its business. The following table summarizes NRG's power production and cogeneration facilities by region:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity(a)	Net MW Capacity(b)	% Owned
Texas
Cedar Bayou	ERCOT	Fossil	Natural Gas	TX	1,494	1,494	100.0
Cedar Bayou 4	ERCOT	Fossil	Natural Gas	TX	504	252	50.0
Elbow Creek	ERCOT	Other	Battery Storage	TX	2	2	100.0
Greens Bayou	ERCOT	Fossil	Natural Gas	TX	330	330	100.0
Gregory	ERCOT	Fossil	Natural Gas	TX	365	365	100.0
Limestone	ERCOT	Fossil	Coal	TX	1,660	1,660	100.0
San Jacinto	ERCOT	Fossil	Natural Gas	TX	160	160	100.0
South Texas Project	ERCOT	Nuclear	Uranium	TX	2,572	1,132	44.0
T.H. Wharton	ERCOT	Fossil	Natural Gas	TX	1,002	1,002	100.0
W.A. Parish(c)	ERCOT	Fossil	Coal	TX	2,514	2,514	100.0
W.A. Parish	ERCOT	Fossil	Natural Gas	TX	1,118	1,118	100.0
Total Texas					11,721	10,029
East
Astoria Turbines(d)	NYISO	Fossil	Natural Gas	NY	420	420	100.0
Chalk Point	PJM	Fossil	Natural Gas	MD	80	80	100.0
Fisk	PJM	Fossil	Oil	IL	171	171	100.0
Indian River(e)	PJM	Fossil	Coal	DE	410	410	100.0
Indian River	PJM	Fossil	Oil	DE	16	16	100.0
Joliet(f)	PJM	Fossil	Natural Gas	IL	1,381	1,381	100.0
Powerton	PJM	Fossil	Coal	IL	1,538	1,538	100.0
Vienna	PJM	Fossil	Oil	MD	167	167	100.0
Waukegan	PJM	Fossil	Oil	IL	101	101	100.0
Total East					4,284	4,284
West/Services/Other
Cottonwood	MISO	Fossil	Natural Gas	TX	1,166	1,166	___(g)
Gladstone		Fossil	Coal	AUS	1,613	605	37.5
Ivanpah	CAISO	Renewable	Solar	CA	393	214	54.5
Midway-Sunset	CAISO	Fossil	Natural Gas	CA	226	113	50.0
Stadiums and Other		Renewable	Solar	various	5	5	100.0
Total West/Services/Other					3,403	2,103
Total Fleet					19,408	16,416
(a)MW capacity of the facility without taking into account NRG ownership percentage
(b)Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT, NYISO and PJM require periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time
(c)In May 2022, W.A. Parish Unit 8 came offline as a result of damage to the steam turbine/generator. Based on work completed to date, the Company is targeting to return the unit to service by the end of the second quarter of 2023
(d)On January 6, 2023, the Company closed on the sale of land and related assets at the Astoria site but continues to own and operate the Astoria gas turbines. The gas turbines' planned retirement date remains April 30, 2023
(e)The Company previously announced the shut down of the Indian River facility. However, PJM identified reliability impacts resulting from the proposed deactivation and Indian River Unit 4 currently remains active under a RMR agreement which is expected to end December 31, 2026
(f)The Company plans to retire Joliet 7 and 8 on June 1, 2023
(g)NRG leases 100% interests in the Cottonwood facility through a facility lease agreement expiring in May 2025 and operates the Cottonwood facility

The following units were deactivated during 2022:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity	Net MW Capacity	% Owned
East
Waukegan 7	PJM	Fossil	Coal	IL	682	682	100.0%
Waukegan 8	PJM	Fossil	Coal	IL	101	101	100.0%
Will County 4	PJM	Fossil	Coal	IL	510	510	100.0%
				Total	1,293	1,293
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

Item 4 — Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
NRG's common stock trades on the New York Stock Exchange under the symbol "NRG". NRG's authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. A total of 25,000,000 shares of the Company's common stock are authorized for issuance under the NRG LTIP. For more information about the NRG LTIP, refer to Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 15 — Note 21, Stock-Based Compensation, to the Consolidated Financial Statements.
As of January 31, 2023, there were 15,792 common stockholders of record.
NRG increased the annual dividend to $1.40 from $1.30 per share beginning in the first quarter of 2022 and further increased the annual dividend by 8% to $1.51 per share beginning in the first quarter of 2023. NRG expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of NRG's common stock during the quarter ended December 31, 2022.

For the three months ended December 31, 2022	Total Number of Shares Purchased	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(c)
Month #1
(October 1, 2022 to October 31, 2022	1,817,278	$41.71	1,817,278	$390,876,781
Month #2
(November 1, 2022 to November 30, 2022,	823,175	$44.25	823,175	$354,437,274
Month #3
(December 1, 2022 to December 31, 2022)	—	$—	—	$354,437,274
Total at December 31, 2022	2,640,453	$42.50	2,640,453
(a)On December 6, 2021, the Company announced that the Board of Directors had authorized $1 billion for share repurchases, as part of NRG’s Capital Allocation policy. The program began in December 2021 and is expected to be completed in 2023, subject to the availability of excess cash and full visibility of the achievement of the Company's 2023 targeted credit metrics
(b)The average price paid per share excludes commissions of $0.02 per share paid in connection with the open market share repurchases
(c)Includes commissions of $0.02 per share paid in connection with the open market share repurchases

Stock Performance Graph
The performance graph below compares the cumulative total stockholder return on NRG's common stock for the period December 31, 2017 through December 31, 2022, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index ("S&P 500") and the Philadelphia Utility Sector Index ("UTY").
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2017, in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
NRG Energy, Inc.	$100.00	$139.59	$140.55	$137.54	$163.06	$124.79
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
UTY	100.00	103.52	131.28	134.85	159.45	160.49

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
•Results of operations for the years ended December 31, 2022 and December 31, 2021, including an explanation of significant differences between the periods in the specific line items of NRG's Consolidated Statements of Operations;
•Liquidity and capital resources including liquidity position, financial condition addressing credit ratings, material cash requirements and commitments, and other obligations; and
•Critical accounting estimates that are most important to both the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments.
As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations in this Form 10-K, which present the results of the Company's operations for the years ended December 31, 2022 and 2021, and also refer to Item 1 to this Form 10-K for more detail discussion about the Company's business. A discussion and analysis of fiscal year 2020 may be found in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Executive Summary
NRG Energy, Inc., or NRG or the Company, is a consumer services company built on dynamic retail brands. NRG brings the power of energy to customers by producing and selling energy and related products and services, nation-wide in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG sells power, natural gas, home and power services, and develops innovative, sustainable solutions, predominately under the brand names NRG, Reliant, Direct Energy, Green Mountain Energy, Stream, and XOOM Energy. The Company has a customer base that includes approximately 5.4 million Home customers as well as commercial, industrial, and wholesale customers, supported by approximately 16 GW of generation as of December 31, 2022.
Business Environment
The industry dynamics and external influences affecting the Company, its businesses, and the retail energy and power generation industry in 2022 and for the future medium term include:
Market Dynamics — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates. Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, global LNG demand, exports of natural gas, and the financial and hedging profile of natural gas customers and producers. In 2022, the average natural gas price at Henry Hub was 73% higher than in 2021.
NRG may experience impacts to gross margins due to significant, rapid changes in current natural gas prices and the lag in its ability to make a corresponding adjustment to the retail rates it charges customers on term and month to month contracts. The Company hedges its load commitments in order to mitigate the impact of changes in commodity prices, and as a result, these gross margin impacts would be realized in future periods until it is able to make the corresponding adjustments to the retail customer rates.
The relative price of natural gas as compared to coal is the primary driver of coal demand. Coal commodity prices decreased in 2022 although supply chain disruptions are still affecting coal deliveries, as further discussed below in Global Supply Chain Disruptions.
Electricity Prices — The price of electricity is a key determinant of the profitability of the Company. Many variables such as the price of different fuels, weather, load growth and unit availability all coalesce to impact the final price for electricity and the Company's profitability. An increase in supply cost volatility in the competitive retail markets may result in smaller companies choosing to exit the market, which may result in further consolidation in the competitive retail space. The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the years ended December 31, 2022 and 2021. The average on-peak power prices decreased significantly in Texas due to Winter Storm Uri's impact on 2021 pricing. East and West average on-peak prices increased as a result of higher natural gas prices.

	Average On-Peak Power Price ($/MWh)
	Year Ended December 31,		2022 vs 2021
Region	2022	2021	Change %
Texas
ERCOT - Houston(a)	$90.62	$192.17	(53)%
ERCOT - North(a)	78.34	189.05	(59)%
East
NY J/NYC(b)	93.58	48.71	92%
NEPOOL(b)	92.42	51.81	78%
COMED (PJM)(b)	71.86	41.33	74%
PJM West Hub(b)	83.48	45.67	83%
West
CAISO - SP15(b)	87.67	53.53	64%
MISO - Louisiana Hub(b)	71.12	43.05	65%
(a)Average on-peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on-peak power prices based on day-ahead settlement prices as published by the respective ISOs
Increased Awareness of, and Action to Combat, Climate Change —Diverse groups of stakeholders, including investors, asset managers, financial institutions, non-government organizations, industry coalitions, individual companies, consumer groups and academic institutions, are increasingly engaged in efforts to limit global warming in the post-industrial era to 1.5 degrees Celsius. As a result, policymakers and regulators at regional, national, sub-national and local levels of government, both in the U.S. and other parts of the world, are increasingly focused on actions to combat climate change.
NRG actively monitors climate change related developments that could impact its business and regularly engages with a diverse set of stakeholders on these issues. Such engagement helps the Company identify and pursue potential opportunities both to decarbonize its business and better serve its customers. NRG is committed to providing transparent disclosures of its climate risks and opportunities to stakeholders. The Company was an early supporter of the Task Force on Climate-related Financial Disclosures ("TCFD") recommendations after they were issued in 2017, published a TCFD mapping disclosure in December 2020 and issued a stand-alone TCFD report in December 2021.
Lower Carbon Infrastructure Development — Policy mechanisms at the state and federal level, including production and investment tax credits, cash grants, loan guarantees, accelerated depreciation tax benefits, RPS, and carbon trading plans, have supported and continue to support the development of renewable generation, demand-side and smart grid, and other lower carbon infrastructure technologies. The U.S. Inflation Reduction Act, signed into law in August 2022, is intended to further support the deployment of lower carbon energy technologies. As costs associated with the development of lower carbon infrastructure, such as wind and solar generating facilities, continue to evolve and impact development of lower carbon infrastructure in the markets where the Company participates, it may impact the ability of the Company's generating facilities to participate in those markets. According to ERCOT, 41% of 2022 energy consumption in the ERCOT market was generated from carbon emission-free resources, with wind power contributing 25%. In addition, as subsidies and incentives contribute to increases in renewable power sources, customer awareness and preferences are shifting toward sustainable solutions. Increased demand for sustainable energy products from both residential and commercial customers creates opportunities for diversified product offerings in competitive retail markets.
Digitization and Customization — The electric industry is experiencing major technology changes in the way power is distributed and consumed by end-use customers. The electric grid is shifting from a centralized analog system, where power is generated from limited sources and flows in one direction, to a decentralized multidirectional system, where power can be generated from a number of distributed resources and stored or dispatched on an as-needed basis. In addition, customers are seeking new ways to engage with their power providers. Technologies like smart thermostats, smart appliances and electric vehicles are giving individuals more choice and control over their electricity usage.
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

Global Supply Chain Disruptions — There are currently global supply chain disruptions impacting natural gas, coal, solar and other fuels and materials necessary for the production and sale of electricity to the Company's retail customers. These supply chain disruptions are due in part to a number of factors outside the Company's control including geopolitical conflicts, public policy of the federal government, the COVID-19 pandemic, labor shortages and extreme weather events in the U.S. These factors are impacting the dispatch of generation facilities, as well as the costs to serve retail customers. The Company expects that supply chain disruptions will continue throughout the remainder of 2023. NRG is working closely with its suppliers and customers to minimize any potential adverse impacts of these events. The Company will continue to actively monitor all direct and indirect potential impacts of the supply chain disruptions, and will seek to mitigate and minimize their impact on business.
Other Factors — A number of other factors significantly influence the level and volatility of prices for energy commodities and related derivative products for NRG's business. These factors include:
•seasonal, daily and hourly changes in demand;
•extreme peak demands;
•performance of renewable generation;
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
Significant Events
The following significant events occurred during 2022 and through the filing date, as further described within this Management's Discussion and Analysis and the Consolidated Financial Statements:
Vivint Acquisition
On December 6, 2022, NRG and Vivint Smart Home, Inc. announced the entry into a definitive agreement under which the Company will acquire Vivint in an all-cash transaction. The Company will pay $12 per share, or approximately $2.8 billion in cash, and expects to fund the acquisition using proceeds from newly issued debt and preferred equity, drawing on its Revolving Credit Facility and Receivables Securitization Facilities, and through cash on hand. Additionally, in the first quarter of 2023, NRG increased its Revolving Credit Facility by $600 million to meet the additional liquidity requirements related to the acquisition. Close of the acquisition is targeted for the first quarter of 2023 and is subject to customary closing conditions. See Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements for further discussion.
Astoria
On January 6, 2023, NRG closed on the sale of land and related assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million subject to transaction fees of $3 million and certain indemnifications. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines through the planned April 30, 2023 retirement date. The operating lease agreement is expected to end six months after the facility's actual retirement date. See Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements for further discussion.

Sale of Watson
On June 1, 2022, the Company closed on the sale of its 49% ownership in the Watson natural gas generating facility for $59 million. NRG recognized a gain on the sale of $46 million.
Retirement of Joliet
During the second quarter of 2022, the results of the PJM Base Residual Auction for the 2023/2024 delivery year were released leading the Company to revise its long-term view of certain facilities and announce the planned retirement of the Joliet generating facility on June 1, 2023. Impairment losses of $20 million and $130 million were recorded on the PJM generating assets and Midwest Generation goodwill, respectively.
W.A. Parish Extended Outage
In May 2022, W.A. Parish Unit 8 came offline as a result of damage to the steam turbine/generator. Based on work completed to date, NRG is targeting to return the unit to service by the end of the second quarter of 2023. The Company is working with its insurers related to claims surrounding the outage and has received partial settlements in the fourth quarter of 2022.
Limestone Unit 1 Return to Service
In early July 2021, Limestone Unit 1 came offline as a result of damage to the duct work associated with the FGD system. The extended forced outage ended in April of 2022 and the unit has returned to service.
ERCOT Securitization Proceeds
During February 2021, Texas experienced unprecedented cold temperatures for a prolonged duration as a result of Winter Storm Uri, resulting in a power emergency, blackouts, and an estimated all-time peak demand of 77 GW (without load shed). In 2021, the Texas Legislature passed HB 4492 for ERCOT to mitigate exceptionally high price adders and ancillary service costs incurred by LSEs during Winter Storm Uri. HB 4492 authorized ERCOT to obtain $2.1 billion of financing to distribute to LSEs that were charged and paid to ERCOT those highly priced ancillary service and ORDPA during Winter Storm Uri. The Company accounted for the proceeds as a reduction to cost of operations within its Consolidated Statements of Operations in the 2021 annual period for which the proceeds were intended to compensate. During the year ended December 31, 2021, Winter Storm Uri's pre-tax financial impact to the Company was a loss of $380 million, which reflects the recovery of $689 million of cost of operations as a result of the proceeds. The Company received the proceeds of $689 million from ERCOT in June 2022.
Share Repurchases
In December 2021, the Company's board of directors authorized the Company to repurchase $1.0 billion of its common stock, of which $44 million was repurchased in 2021. During the year ended December 31, 2022, the Company repurchased $601 million of shares at an average price of $40.50 per share, including $6 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuances. The remaining $355 million repurchases under the $1.0 billion authorization are expected to be repurchased in 2023, subject to the availability of excess cash and full visibility of the achievement of the Company's 2023 targeted credit metrics. . See Item 15 - Note 16, Capital Structure, to the Consolidated Financial Statements for additional discussion.
Renewable Power Purchase Agreements
The Company's strategy is to procure mid to long-term renewable generation through power purchase agreements. As of December 31, 2022, NRG has entered into Renewable PPAs totaling approximately 2.4 GW, of which approximately 45% are operational. The average tenor of these agreements is twelve years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW entered into through Renewable PPAs may be impacted by contract terminations when they occur.
Dividend Increase
In the first quarter of 2022, NRG increased the annual dividend to $1.40 from $1.30 per share. In 2023, NRG further increased the annual dividend to $1.51 per share, representing an 8% increase from 2022. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
COVID-19
While the pandemic presented risks, as further described in Part II, Item 1A — Risk Factors of this Form 10-K, to the Company’s business, there was not a material adverse impact on the Company’s results of operations for the years ended December 31, 2022, 2021 and 2020.

Consolidated Results of Operations for the years ended December 31, 2022 and 2021
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions, except otherwise noted)	2022	2021(a)	Change
Revenues
Retail revenue	$29,722	$23,561	$6,161
Energy revenue(b)	1,250	1,215	35
Capacity revenue(b)	272	775	(503)
Mark-to-market for economic hedging activities	(83)	(164)	81
Contract amortization	(39)	(30)	(9)
Other revenues(b)(c)	421	1,632	(1,211)
Total revenues	31,543	26,989	4,554
Operating Costs and Expenses
Cost of fuel	1,919	1,840	(79)
Purchased energy and other cost of sales(d)	24,984	19,770	(5,214)
Mark-to-market for economic hedging activities	(1,331)	(2,880)	(1,549)
Contract and emissions credit amortization(d)	111	43	(68)
Operations and maintenance	1,352	1,370	18
Other cost of operations	411	339	(72)
Cost of operations (excluding depreciation and amortization shown below)	27,446	20,482	(6,964)
Depreciation and amortization	634	785	151
Impairment losses	206	544	338
Selling, general and administrative costs	1,228	1,293	65
Provision for credit losses	11	698	687
Acquisition-related transaction and integration costs	52	93	41
Total operating costs and expenses	29,577	23,895	(5,682)
Gain on sale of assets	52	247	(195)
Operating Income	2,018	3,341	(1,323)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	17	(11)
Other income, net	56	63	(7)
Loss on debt extinguishment, net	—	(77)	77
Interest expense	(417)	(485)	68
Total other expenses	(355)	(482)	127
Income Before Income Taxes	1,663	2,859	(1,196)
Income tax expense	442	672	(230)
Net Income	$1,221	$2,187	$(966)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$6.64	$3.84	73%
(a)Includes the impact of Winter Storm Uri
(b)Includes realized gains and losses from financially settled transactions
(c)Includes trading gains and losses and ancillary revenues
(d)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

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

The tables below present the composition and reconciliation of gross margin and economic gross margin for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
($ in millions, except otherwise noted)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$9,617	$15,856	$4,250	$(1)	$29,722
Energy revenue	111	641	466	32	1,250
Capacity revenue	—	232	40	—	272
Mark-to-market for economic hedging activities	2	(30)	(56)	1	(83)
Contract amortization	—	(40)	1	—	(39)
Other revenue(a)	327	104	5	(15)	421
Total revenue	10,057	16,763	4,706	17	31,543
Cost of fuel	(1,213)	(376)	(330)	—	(1,919)
Purchased energy and other costs of sales(b)(c)(d)	(6,379)	(14,782)	(3,804)	(19)	(24,984)
Mark-to-market for economic hedging activities	611	218	503	(1)	1,331
Contract and emission credit amortization	—	(91)	(20)	—	(111)
Depreciation and amortization	(310)	(208)	(85)	(31)	(634)
Gross margin	$2,766	$1,524	$970	$(34)	$5,226
Less: Mark-to-market for economic hedging activities, net	613	188	447	—	1,248
Less: Contract and emission credit amortization, net	—	(131)	(19)	—	(150)
Less: Depreciation and amortization	(310)	(208)	(85)	(31)	(634)
Economic gross margin	$2,463	$1,675	$627	$(3)	$4,762
(a)Includes trading gains and losses and ancillary revenues
(b)Includes capacity and emissions credits
(c)Includes $3,043 million, $120 million and $1,134 million of TDSP expense in Texas, East, and West/Services/Other respectively
(d)Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	43,155	13,269	2,250	—	58,674
Business electricity sales volume (GWh)	38,447	47,724	10,231	—	96,402
Home natural gas retail sales volumes (MDth)	—	53,051	92,035	—	145,086
Business natural gas retail sales volumes (MDth)	—	1,618,946	154,074	—	1,773,020
Average retail Home customer count (in thousands)(a)	2,961	1,783	799	—	5,543
Ending retail Home customer count (in thousands)(a)	2,859	1,761	786	—	5,406
GWh sold	37,275	10,832	6,676	—	54,783
GWh generated (b)	37,275	7,282	6,676	—	51,233
(a)Home customer count includes recurring residential customers, services customers and municipal aggregations. The whole home warranty business was sold in January 2022
(b)Includes owned and leased generation, excludes tolled generation and equity investments

	Year Ended December 31, 2021
($ in millions, except otherwise noted)	Texas	East	West/Services/Other(a)	Corporate/Eliminations	Total
Retail revenue	$8,404	$11,862	$3,296	$(1)	$23,561
Energy revenue	329	508	371	7	1,215
Capacity revenue	—	718	57	—	775
Mark-to-market for economic hedging activities	(3)	(88)	(86)	13	(164)
Contract amortization	—	(26)	(4)	—	(30)
Other revenue(a)	1,565	51	25	(9)	1,632
Total revenue	10,295	13,025	3,659	10	26,989
Cost of fuel	(1,424)	(196)	(220)	—	(1,840)
Purchased energy and other costs of sales(b)(c)(d)	(6,107)	(10,774)	(2,887)	(2)	(19,770)
Mark-to-market for economic hedging activities	988	1,803	102	(13)	2,880
Contract and emission credit amortization	2	(28)	(17)	—	(43)
Depreciation and amortization	(336)	(333)	(88)	(28)	(785)
Gross margin	$3,418	$3,497	$549	$(33)	$7,431
Less: Mark-to-market for economic hedging activities, net	985	1,715	16	—	2,716
Less: Contract and emission credit amortization	2	(54)	(21)	—	(73)
Less: Depreciation and amortization	(336)	(333)	(88)	(28)	(785)
Economic gross margin	$2,767	$2,169	$642	$(5)	$5,573
(a)Includes trading gains and losses and ancillary revenues
(b)Includes capacity and emissions credits
(c)Includes $2,648 million, $183 million and $1,033 million of TDSP expense in Texas, East, and West/Services/Other respectively
(d)Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	42,397	14,108	2,252	—	58,757
Business electricity sales volume (GWh)	34,367	53,204	10,625	—	98,196
Home natural gas retail sales volumes (MDth)	—	50,417	97,272	—	147,689
Business natural gas retail sales volumes (MDth)	—	1,620,036	109,021	—	1,729,057
Average retail Home customer count (in thousands)(a)(b)	3,040	1,844	977	—	5,861
Ending retail Home customer count (in thousands)(a)(b)	3,010	1,766	946	—	5,722
GWh sold	36,920	11,452	8,503	—	56,875
GWh generated(c)(d)	36,920	7,494	7,949	—	52,363
(a)Home customer count includes recurring residential customers and municipal aggregations
(b)Includes 135 thousand whole home warranty customers in West/Services/Other. The whole home warranty business was sold in January 2022
(c)Includes owned and leased generation, excludes tolled generation and equity investments
(d)Includes 1,054 GWh and 2,445 GWh in East and West/Services/Other, respectively, that was sold to Generation Bridge in December 2021

The table below represents the weather metrics for 2022 and 2021:

	Year ended December 31,			Quarter ended December 31,			Quarter ended September 30,			Quarter ended June 30,			Quarter ended March 31,
Weather Metrics	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)
2022
CDDs(b)	3,417	1,340	2,133	277	72	160	1,789	874	1,268	1,283	352	674	68	42	31
HDDs(b)	1,935	4,627	2,232	734	1,683	884	—	54	3	24	486	194	1,177	2,404	1,151
2021
CDDs	2,960	1,275	1,877	386	91	185	1,589	784	1,134	899	362	521	86	38	37
HDDs	1,562	4,306	2,060	360	1,377	662	—	38	5	82	541	192	1,120	2,350	1,201
10-year average
CDDs	3,031	1,305	1,920	290	91	162	1,659	819	1,159	970	356	549	112	39	50
HDDs	1,668	4,569	2,022	661	1,648	766	6	53	11	66	492	183	935	2,376	1,062
(a)The West/Services/Other weather metrics are comprised of the average of the CDD and HDD regional results for the West - California and West - South Central regions
(b)National Oceanic and Atmospheric Administration-Climate Prediction Center - A Cooling Degree Day ("CDD"), represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A Heating Degree Day ("HDD"), represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period

Gross margin and economic gross margin
Gross margin decreased $2.2 billion and economic gross margin decreased $811 million, both of which include intercompany sales, during the year ended December 31, 2022, compared to the same period in 2021. The detail by segment is as follows:
Texas

(In millions)
Lower gross margin due to the impact of Winter Storm Uri in 2021, primarily driven by hedging optimization, partially offset by the negative impact of an increase in unhedgeable ancillary and operating reserve demand curve(a), net of securitization proceeds of $689 million	$(88)
The following explanations exclude the impact of Winter Storm Uri:
Lower gross margin due to the net effect of:
•a 40%, or $1 billion increase in overall average costs to serve the retail load, driven by increases in power, ancillary, and fuel costs, an extended outage at W.A. Parish Unit 8 and the more conservative winter hedge profile in the first quarter of 2022, partially offset by the favorable impact of the early settlement of a solar PPA and partial settlements of business interruption insurance claims related to W.A. Parish and Limestone extended outages; and
•increased net revenue rates of $9.50 per MWh, or $611 million primarily driven by changes in customer term, product and mix
(427)
Higher gross margin due to an increase in load due to weather of 5.3 million MWhs, or $185 million and an increase in load of 220k MWhs, or $58 million, primarily driven by changes in customer mix	243
Lower gross margin from market optimization activities	(40)
Other	8
Decrease in economic gross margin	$(304)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(372)
Increase in contract and emission credit amortization	(2)
Decrease in depreciation and amortization	26
Decrease in gross margin	$(652)
(a) For further discussion of ERCOT's securitization activity see Regional Regulatory Developments section under Regulatory Matters in Item 1 - Business

East

(In millions)
Lower gross margin due to the impact of Winter Storm Uri in 2021, primarily driven by natural gas optimization during volatile pricing that occurred during the weather event	$(146)
The following explanations exclude the impact of Winter Storm Uri:
Lower gross margin due to the sale of fossil generating assets to Generation Bridge in December 2021	(211)
Lower gross margin due to a decrease in generation and capacity as a result of Midwest Generation asset retirements in the second quarter of 2022	(91)
Lower gross margin due to a 32% decrease in PJM capacity prices and a 45% decrease in New York capacity prices coupled with net Capacity Performance penalties resulting from Winter Storm Elliott in December 2022	(109)
Lower demand response gross margin primarily due to a decrease in early settlements of capacity obligations in 2022 compared to 2021	(94)
Lower electric gross margin from decreased load of 6.7 TWh due to attrition and change in customer mix	(71)
Lower electric gross margin due to higher supply costs of $15.25 per MWh. driven primarily by increases in power prices, totaling $931 million, partially offset by higher net revenue rates as a result of changes in customer term, product and mix of $14.50 per MWh, or $888 million	(43)
Higher gross margin primarily at Midwest Generation due to a 31% increase in average realized pricing and an increase in generation volumes due to dark spread expansion, partially offset by increased supply costs	33
Higher gross margin from the sales of NOx emission credits	19
Higher natural gas gross margin including the impact of transportation and storage contract optimization, resulting in higher net revenue rates from changes in customer term, product and mix of $2.25 per Dth, or $3.8 billion, partially offset by higher supply costs of $2.15 per Dth, or $3.6 billion	219
Decrease in economic gross margin	$(494)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(1,527)
Increase in contract amortization	(77)
Decrease in depreciation and amortization	125
Decrease in gross margin	$(1,973)

West/Services/Other

(In millions)
Lower gross margin due to the impact of Winter Storm Uri in 2021, primarily driven by natural gas optimization during volatile pricing that occurred during the weather event	$(13)
The following explanations exclude the impact of Winter Storm Uri:
Lower gross margin due to the sale of fossil generating assets to Generation Bridge in December 2021	(86)
Lower gross margin due to the sale of the whole home warranty business in the first quarter of 2022	(21)
Higher gross margin at Cottonwood due to a 84% increase in average realized power prices as well as an anticipated Capacity Performance bonus payment from PJM as a result of Winter Storm Elliott, partially offset by increased commodity costs	95
Higher gross margin primarily due to increased revenue at Airtron	25
Higher electric gross margin due to higher revenue rates of $26.50 per MWh, totaling $331 million, partially offset by higher supply costs of $26.00 per MWh, or $322 million from changes in customer term, product and mix	8
Lower natural gas gross margin due to higher supply costs of $1.65 per Dth, totaling $403 million, partially offset by higher net revenue rates of $1.40 per Dth, or $346 million and an increase in load due to changes in customer mix of $33 million	(24)
Other	1
Decrease in economic gross margin	$(15)
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	431
Decrease in contract amortization	2
Decrease in depreciation and amortization	3
Increase in gross margin	$421

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $1.5 billion during the year ended December 31, 2022, compared to the same period in 2021.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Year Ended December 31, 2022
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$2	$(5)	$40	$(8)	$29
Reversal of acquired (gain) positions related to economic hedges	—	(3)	—	—	(3)
Net unrealized (losses) on open positions related to economic hedges	—	(22)	(96)	9	(109)
Total mark-to-market gains/(losses) in revenues	$2	$(30)	$(56)	$1	$(83)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(366)	$(738)	$(165)	$8	$(1,261)
Reversal of acquired loss/(gain) positions related to economic hedges	29	(5)	(19)	—	5
Net unrealized gains on open positions related to economic hedges	948	961	687	(9)	2,587
Total mark-to-market gains in operating costs and expenses	$611	$218	$503	$(1)	$1,331

	Year Ended December 31, 2021
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(34)	$(4)	$(2)	$(40)
Reversal of acquired (gain) positions related to economic hedges	—	(6)	—	—	(6)
Net unrealized (losses) on open positions related to economic hedges	(3)	(48)	(82)	15	(118)
Total mark-to-market (losses) in revenues	$(3)	$(88)	$(86)	$13	$(164)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(3)	$—	$—	$2	$(1)
Reversal of acquired loss/(gain) positions related to economic hedges	42	235	(15)	—	262
Net unrealized gains on open positions related to economic hedges	949	1,568	117	(15)	2,619
Total mark-to-market gains in operating costs and expenses	$988	$1,803	$102	$(13)	$2,880
Mark-to-market results consist of unrealized gains and losses on contracts that are yet to be settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the year ended December 31, 2022, the $83 million loss in revenues from economic hedge positions was driven by a decrease in the value of open positions as a result of increases in power prices across all segments, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period. The $1.3 billion gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of increases in natural gas and power prices across all segments partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.
For the year ended December 31, 2021, the $164 million loss in revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of increases in East and West/Services/Other power prices, as well as the reversal of previously recognized unrealized gains on contracts that settled during the period. The $2.9 billion gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions as a result of increases in natural gas and power prices across all segments as well as the reversal of acquired contracts that settled during the year.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2022 and 2021. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year ended December 31,
(In millions)	2022	2021
Trading gains/(losses)
Realized	$6	$124
Unrealized	(4)	(32)
Total trading gains	$2	$92

Operations and Maintenance Expenses
Operations and maintenance expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Year Ended December 31, 2022	$749	$391	$214	$1	$(3)	$1,352
Year Ended December 31, 2021	703	452	218	2	(5)	1,370

Operations and maintenance expenses decreased by $18 million for the year ended December 31, 2022, compared to the same period in 2021, due to the following:

(In millions)
Decrease due to the sale of fossil generating assets to Generation Bridge in December 2021	$(90)
Decrease due to current year settled property insurance claims for extended outages at W.A. Parish and Limestone, primarily offset by the cost of restoration efforts at W.A. Parish in 2022	(35)
Decrease due to Midwest Generation asset retirements in the second quarter of 2022 as well as spare parts inventory reserves in 2021	(20)
Decrease driven by current year scrap proceeds associated with the demolition of the Encina site	(4)
Decrease driven by higher maintenance in 2021 resulting from the impacts of Winter Storm Uri	(2)
Increase due to scope of outages at the Texas coal and gas facilities (excluding W.A. Parish included above) in 2022, partially offset by a prior year planned outage at STP	69
Increase in variable operation and maintenance expense at the PJM coal facilities associated with increased generation during 2022	39
Increase in estimates of environmental remediation costs at deactivated sites in the East and West/Services/Other	25
Increase driven by higher retail operations costs primarily to support growth at Airtron	6
Other	(6)
Decrease in operations and maintenance expense	$(18)
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Year Ended December 31, 2022	$246	$149	$16	$411
Year Ended December 31, 2021	194	129	16	339
Other cost of operations increased by $72 million for the year ended December 31, 2022, compared to the same period in 2021, due to the following:

(In millions)
Decrease due to the sale of fossil generating assets to Generation Bridge in December 2021	$(30)
Increase in retail gross receipt taxes due to higher revenues	51
Increase due to changes in current year ARO cost estimates, primarily at Jewett Mine	28
Increase due to higher property insurance premiums	18
Other	5
Increase in other cost of operations	$72

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Total
Year Ended December 31, 2022	$310	$208	$85	$31	$634
Year Ended December 31, 2021	336	333	88	28	785
Depreciation and amortization expense decreased by $151 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to lower depreciation as a result of asset impairments, sales, and retirements, as well as lower amortization as a result of the expected roll off of acquired intangibles.
Impairment Losses
During the year ended December 31, 2022, the Company recorded impairment losses of $206 million, of which $150 million were related to the decline in PJM capacity prices and the near-term retirement date of the Joliet facility, $43 million related to the purchase and sale agreement for the sale of the land and related assets at the Astoria generating site and the planned withdrawal and cancellation of its proposed Astoria redevelopment project, and an additional $13 million in the East segment.
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
Refer to Item 15 — Note 11, Asset Impairments, to the Consolidated Financial Statements for further discussion.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Corporate	Total
Year Ended December 31, 2022	$559	$428	$202	$39	$1,228
Year Ended December 31, 2021	574	472	198	49	1,293
Selling, general and administrative costs decreased by $65 million for the year ended December 31, 2022 compared to the same period in 2021, due to the following:

(In millions)
Decrease due to Winter Storm Uri, including charitable giving, legal and other costs of $20 million in 2021, ERCOT default charges of $9 million in 2021, and the reversal of the ERCOT default charges of $9 million in 2022	$(38)
Decrease in personnel costs	(30)
Decrease in transition service agreement costs related to the Direct Energy acquisition	(21)
Decrease in marketing and media expenses	(17)
Increase in broker fee expenses, partially offset by lower commissions expenses	22
Increase due to higher consulting expenses including spending related to Company's growth initiatives	13
Other	6
Decrease in selling, general and administrative costs	$(65)

Provision for Credit Losses
Provision for credit losses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Year Ended December 31, 2022	$(40)	$28	$23	$11
Year Ended December 31, 2021	678	8	12	698
Provision for credit losses decreased by $687 million for the year ended December 31, 2022, compared to the same period in 2021, due to the following:

(In millions)
Decrease due to Winter Storm Uri, including : Decrease of $403 million related to bilateral financial hedging risk in 2021 as well as $70 million of loss mitigation in 2022 Decrease of $126 million related to counterparty credit risk in 2021 as well as $12 million of loss mitigation in 2022 Decrease of $67 million related to ERCOT default shortfall payments in 2021 as well as $44 million of loss mitigation in 2022	$(722)
Increase due to higher revenues and deteriorated customer payment behavior	35
Decrease in provision for credit losses	$(687)
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs were $52 million for the year ended December 31, 2022, which included $34 million of integration costs, primarily related to Direct Energy, and $18 million of acquisitions costs, primarily related to the planned acquisition of Vivint. Acquisition-related transaction and integration costs of $93 million were incurred during the year ended December 31, 2021, related to Direct Energy, of which $25 million were acquisition-related transaction costs and $68 million were integration costs, primarily related to employee costs, software costs and consulting services.
Gain on Sale of Assets
The gain on sale of assets of $52 million and $247 million recorded for the years ended December 31, 2022 and 2021, respectively, include:

	As of December 31,
(In millions)	2022	2021
Sale of 4,850 MW of fossil generating assets to Generation Bridge in December of 2021	$(3)	$210
Sale of the Company's 49% ownership in the Watson natural gas generating facility	46	—
Sale of the Company's 50% ownership in Petra Nova	22	—
Sale of a deactivated site in November 2021	—	20
Sale of Agua Caliente in February 2021	—	17
Other asset sales	(13)	—
Gain on sale of assets	$52	$247
Loss on Debt Extinguishment
A loss on debt extinguishment of $77 million was recorded for the year ended December 31, 2021, driven by the redemption of senior notes as further discussed in Item 15 — Note 13, Long-term Debt and Finance Leases, to the Consolidated Financial Statements.
Interest Expense
Interest expense decreased by $68 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to debt reduction and the refinancing of debt to lower interest rates in the second half of 2021.

Income Tax Expense
For the year ended December 31, 2022, NRG recorded income tax expense of $442 million on pre-tax income of $1.7 billion. For the same period in 2021, NRG recorded income tax expense of $672 million on pre-tax income of $2.9 billion. The effective tax rate was 26.6% and 23.5% for the years ended December 31, 2022 and 2021, respectively.
For the year ended December 31, 2022, NRG's overall effective tax rate was higher than the federal statutory tax rate of 21% primarily due to state tax expense, partially offset by the recognition of carbon capture tax credits.

	Year Ended December 31,
(In millions, except effective income tax rate)	2022	2021
Income before income taxes	$1,663	$2,859
Tax at federal statutory tax rate	349	600
Foreign rate differential	7	(3)
State taxes	69	111
Deferred impact of state tax rate changes	14	(10)
Changes in valuation allowance	(3)	(29)
Permanent differences	17	8
Return to provision adjustments	—	5
Carbon capture tax credits	(19)	—
Recognition of uncertain tax benefits	8	(10)
Income tax expense	$442	$672
Effective income tax rate	26.6%	23.5%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740, Income Taxes ("ASC 740"). These factors and others, including the Company's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2022 and 2021, NRG's liquidity, excluding collateral funds deposited by counterparties, was approximately $2.8 billion and $2.7 billion, respectively, comprised of the following:

	As of December 31,
(In millions)	2022	2021
Cash and cash equivalents:	$430	$250
Restricted cash - operating	5	4
Restricted cash - reserves (a)	35	11
Total	470	265
Total availability under Revolving Credit Facility and collective collateral facilities(b)	2,324	2,421
Total liquidity, excluding collateral funds deposited by counterparties	$2,794	$2,686
(a)Includes reserves primarily for debt service, performance obligations and capital expenditures
(b)Total capacity of Revolving Credit Facility and collective collateral facilities was $6.4 billion and $5.9 billion as of December 31, 2022 and December 31, 2021, respectively

As of December 31, 2022, total liquidity, excluding collateral funds deposited by counterparties, increased by $108 million. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at December 31, 2022, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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

Credit Ratings
On December 6, 2022, following the Vivint acquisition announcement, Standard & Poor's placed NRG's issuer credit of BB+ on CreditWatch with negative implications. Concurrently, Fitch assigned NRG a first-time issuer Default Rating of BB+ with a stable outlook. There was no change to Moody's rating during the year ended December 31, 2022.
The following table summarizes the Company's current credit ratings:

	S&P	Moody's	Fitch
NRG Energy, Inc.	BB+ Negative	Ba1 Stable	BB+ Stable
3.75% Senior Secured Notes, due 2024	BBB-	Baa3	BBB-
2.00% Senior Secured Notes, due 2025	BBB-	Baa3	BBB-
2.45% Senior Secured Notes, due 2027	BBB-	Baa3	BBB-
6.625% Senior Notes, due 2027	BB+	Ba2	BB+
5.75% Senior Notes, due 2028	BB+	Ba2	BB+
3.375% Senior Notes, due 2029	BB+	Ba2	BB+
4.45% Senior Secured Notes, due 2029	BBB-	Baa3	BBB-
5.25% Senior Notes, due 2029	BB+	Ba2	BB+
3.625% Senior Notes, due 2031	BB+	Ba2	BB+
3.875% Senior Notes, due 2032	BB+	Ba2	BB+
Revolving Credit Facility, due 2024	BBB-	Baa3	BBB-

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
The Company remains committed to maintaining a strong balance sheet and continues to work to achieve investment grade credit metrics over time primarily through debt reduction and the realization of growth initiatives.
ERCOT Securitization Proceeds
During February 2021, Texas experienced unprecedented cold temperatures for a prolonged duration as a result of Winter Storm Uri, resulting in a power emergency, blackouts, and an estimated all-time peak demand of 77 GW (without load shed). In 2021, the Texas Legislature passed HB 4492 for ERCOT to mitigate exceptionally high price adders and ancillary service costs incurred by LSEs during Winter Storm Uri. HB 4492 authorized ERCOT to obtain $2.1 billion of financing to distribute to LSEs that were charged and paid to ERCOT those highly priced ancillary service and ORDPA during Winter Storm Uri. The Company accounted for the proceeds as a reduction to cost of operations within its Consolidated Statements of Operations in the 2021 annual period for which the proceeds were intended to compensate. During the year ended December 31, 2021, Winter Storm Uri's pre-tax financial impact to the Company was a loss of $380 million, which reflects the recovery of $689 million of cost of operations as a result of the proceeds. The Company received the proceeds of $689 million from ERCOT in June 2022.
Winter Storm Uri Credit Loss Recoveries
During Winter Storm Uri, in February 2021, the Company experienced nonperformance by a counterparty in one of its bilateral financial hedging transactions, resulting in exposure of $403 million. During December 2022, the Company received $70 million as part of the Company's loss mitigation efforts in settlement of this exposure.
Brazos Electric Cooperative Bankruptcy
As further discussed in Item 1 — Business, Regulatory Matters, the Company received $29 million as a result of Brazos' chapter 11 plan and the related ERCOT settlement.

Revolving Credit Facility
On February 14, 2023, the Company amended its Revolving Credit Facility to: (i) increase the existing revolving commitments thereunder by $600 million, (ii) extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028, (iii) transition the benchmark rate applicable to revolving loans from LIBOR to SOFR and (iv) make certain other amendments to the terms of the Revolving Credit Facility for purposes of, among other things, providing additional flexibility. See Note 13, Long-term Debt and Finance Leases for further discussion.
Receivables Securitization Facilities
On February 9, 2022, the Company entered into amendments to its existing Repurchase Facility to, among other things, (i) increase the size of the facility from $75 million to $150 million and (ii) replace LIBOR with term SOFR as the benchmark for the pricing rate. On July 26, 2022, the Company renewed its existing Repurchase Facility to extend the maturity date to July 26, 2023. The Repurchase Facility has no commitment fee and borrowings will be drawn at SOFR + 1.30%. As of December 31, 2022, there were no outstanding borrowings.
On July 26, 2022, NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company, entered into an amendment to its Receivables Facility dated September 22, 2020, with a group of conduit lenders and banks and Royal Bank of Canada, as Administrative Agent to, among other things, (i) extend the scheduled termination date by one year, (ii) increase the aggregate commitments from $800 million to $1.0 billion, (iii) increase the letter of credit sublimit to equal the aggregate commitments, (iv) replace LIBOR with Term SOFR as the benchmark for borrowings and (v) add new originators. The weighted average interest rate related to usage under the Receivables Facility as of December 31, 2022 was 0.844%. As of December 31, 2022, there were no outstanding borrowings and there were $721 million in letters of credit issued under the Receivables Facility.
Bilateral Letter of Credit Facilities
On April 29, 2022, May 27, 2022 and October 13, 2022, the Company increased the size of the facilities by $100 million, $50 million and $50 million, respectively, to provide additional liquidity, allowing for the issuance of up to $675 million of letters of credit. As of December 31, 2022, $668 million was issued under these facilities.
Vivint Acquisition
On December 6, 2022, NRG and Vivint announced the entry into a definitive agreement under which the Company will acquire Vivint in an all-cash transaction. The Company will pay $12 per share, or approximately $2.8 billion in cash, and expects to fund the acquisition using proceeds from newly issued debt and preferred equity, drawing on its Revolving Credit Facility and Receivables Securitization Facilities, and through cash on hand. Additionally, in the first quarter of 2023, NRG increased its Revolving Credit Facility by $600 million to meet the additional liquidity requirements related to the acquisition. Close of the acquisition is targeted for the first quarter of 2023 and is subject to customary closing conditions. See Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements for further discussion.
Astoria
On January 6, 2023, the Company closed on the sale of land and related assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million subject to transactions fees of $3 million and certain indemnifications. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines through the planned April 30, 2023, retirement date. The operating lease agreement is expected to end six months after the facility's actual retirement date. See Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements for further discussion.
Sale of Watson
On June 1, 2022, the Company closed on the sale of its 49% ownership in the Watson natural gas generating facility for $59 million. NRG recognized a gain on the sale of $46 million.
W.A. Parish Extended Outage
In May 2022, W.A. Parish Unit 8 came offline as a result of damage to certain components of the steam turbine/generator. Based on work completed to date, the Company is targeting to return the unit to service by the end of the second quarter of 2023. The Company is working with its insurers related to claims surrounding the outage and has received partial settlements in the fourth quarter of 2022.

CARES Act
On March 27, 2020, the U.S. government enacted the CARES Act, which provides, among other things: (i) the option to defer payments of certain 2019 employer payroll taxes incurred after the date of enactment; and (ii) allows NOLs from tax years 2018, 2019, and 2020 to be carried back five years. The total benefit to the Company due to the CARES Act was $35 million. Of this amount, $13 million related to certain 2019 employer payroll taxes was paid in 2022. All deferred employer payroll taxes have been repaid as of December 31, 2022.
Pension and Other postretirement benefit contributions
As of December 31, 2022, the Company’s estimated pension minimum funding requirements for the next 5 years were $171 million, of which $83 million are required to be made within the next 12 months. As of December 31, 2022, the Company’s estimated other postretirement benefits minimum funding requirements for the next 5 years were $32 million, of which $7 million are required to be made within the next 12 months. These amounts represent estimates based on assumptions that are subject to change. For further discussion, see Item 15 — Note 15, Benefit Plans and Other Postretirement Benefits, to the Consolidated Financial Statements.
Debt Service Obligations
Principal payments on debt and finance leases as of December 31, 2022, are due in the following periods:

(In millions)
Description	2023	2024	2025	2026	2027	Thereafter	Total
Recourse Debt:
Senior Notes, due 2027	$—	$—	$—	$—	$375	$—	$375
Senior Notes, due 2028	—	—	—	—	—	821	821
Senior Notes, due 2029	—	—	—	—	—	733	733
Senior Notes, due 2029	—	—	—	—	—	500	500
Senior Notes, due 2031	—	—	—	—	—	1,030	1,030
Senior Notes, due 2032	—	—	—	—	—	1,100	1,100
Convertible Senior Notes, due 2048	—	—	—	—	—	575	575
Senior Secured First Lien Notes, due 2024	—	600	—	—	—	—	600
Senior Secured First Lien Notes, due 2025	—	—	500	—	—	—	500
Senior Secured First Lien Notes, due 2027	—	—	—	—	900	—	900
Senior Secured First Lien Notes, due 2029	—	—	—	—	—	500	500
Tax-exempt bonds	59	—	247	—	—	160	466
Subtotal Recourse Debt	59	600	747	—	1,275	5,419	8,100
Finance Leases:
Finance leases	4	4	2	1	—	—	11
Total Debt and Finance Leases	$63	$604	$749	$1	$1,275	$5,419	$8,111

Interest Payments	$390	$370	$358	$355	$298	$878	$2,649
For further discussion, see Item 15 — Note 13, Long-term Debt and Finance Leases.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g. buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of December 31, 2022, market operations had total cash collateral outstanding of $260 million and $4.0 billion outstanding in letters of credit to third parties primarily to support its market activities. As of December 31, 2022, total funds deposited by counterparties were $1.7 billion in cash and $888 million of letters of credit.
The Company has entered into long-term contractual arrangements to procure certain fuel and transportation services for the Company's generation assets. As of December 31, 2022, the Company had minimum payment obligations under such outstanding agreements of $452 million, with $110 million payable within the next 12 months. Additionally, the Company has long-term contractual commitments related to electricity and natural gas products, including power purchases, gas transportation and storage of various quantities and durations. As of December 31, 2022, the Company had minimum purchased energy commitments under long-term contracts of $4.3 billion, with $908 million payable within the next 12 months, and an additional $1.5 billion of short-term purchase energy commitments. For further discussion, see Item 15 — Note 23, Commitments and Contingencies.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of December 31, 2022, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of December 31, 2022:

Equivalent Net Sales Secured by First Lien Structure (a)	2023
In MW	608
As a percentage of total net coal and nuclear capacity (b)	17%
(a)Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b)Net coal and nuclear capacity, inclusive of expected outages, represents 80% of the Company's total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired in the Midwest Generation acquisition
Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and growth investments for the year ended December 31, 2022:

(In millions)	Maintenance	Environmental	Growth Investments(a)	Total
Texas	$(205)	$(1)	$(67)	$(273)
East	(3)	—	(4)	(7)
West/Services/Other	(23)	—	(14)	(37)
Corporate	(4)	—	(46)	(50)
Total cash capital expenditures for 2022	(235)	(1)	(131)	(367)
Investments	—	—	(118)	(118)
Total capital expenditures and investments	$(235)	$(1)	$(249)	$(485)
(a)Includes other investments, acquisitions and integration projects
Growth investments for the year ended December 31, 2022, include expenditures for small book acquisitions, service acquisitions, integration operating expenses, as well as the Encina site improvements classified as ARO payments. NRG has completed its demolition activities at the site and has begun marketing the site.
Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2023 through 2027 required to comply with environmental laws will be approximately $42 million. The largest component is the cost of complying with ELG at the Company's coal units in Texas.

The table below summarizes the status of NRG's coal fleet with respect to air quality controls. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental requirements.

		SO2		NOx		Mercury		Particulate
Units	State	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Indian River 4	DE	CDS	2011	LNBOFA/SCR	1999/2011	ACI/CDS/FF	2008/2011	ESP/FF	1980/2011
Limestone 1-2	TX	FGD	1985-86	LNBOFA	2002/2003	ACI	2015	ESP	1985-1986
Powerton 5	IL	DSI	2016	OFA/SNCR	2003/2012	ACI	2009	ESP/upgrade	1973/2016
Powerton 6	IL	DSI	2014	OFA/SNCR	2002/2012	ACI	2009	ESP/upgrade	1976/2014
W.A. Parish 5, 6, 7	TX	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8	TX	FGD	1982	SCR	2004	ACI	2015	FF	1988

ACI - Activated Carbon Injection CDS - Circulating Dry Scrubber DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet)	FF- Fabric Filter LNBOFA - Low NOx Burner with Overfire Air OFA - Overfire Air SCR - Selective Catalytic Reduction SNCR - Selective Non-Catalytic Reduction
The following table summarizes the estimated environmental capital expenditures by year:

(In millions)	Total
2023	$17
2024	15
2025	10
Total	$42
Asset Sales Target
NRG is targeting additional asset sales with projected proceeds, net of any required deleveraging, of $500 million during 2023.
Share Repurchases
In December 2021, the Company's board of directors authorized the Company to repurchase $1.0 billion of its common stock, of which $44 million was repurchased in 2021. During the year ended December 31, 2022, the Company repurchased $601 million of shares at an average price of $40.50 per share, including $6 million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuances. The remaining $355 million repurchases under the $1.0 billion authorization are expected to be repurchased in 2023, subject to the availability of excess cash and full visibility of the achievement of the Company's 2023 targeted credit metrics. See Item 15 - Note 16, Capital Structure, to the Consolidated Financial Statements for additional discussion.
Dividend Increase
In the first quarter of 2022, NRG increased the annual dividend to $1.40 from $1.30 per share. The Company returned $334 million of capital to shareholders in the year ended 2022 through a $1.40 dividend per common share. In 2023, NRG further increased the annual dividend to $1.51 per share, representing an 8% increase from 2022. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
On January 20, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, or $1.51 per share on an annualized basis, payable on February 15, 2023, to stockholders of record as of February 1, 2023. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
Additional Material Cash Requirements Not Discussed Above
Operating leases — The Company leases generating facilities, land, office and equipment, railcars, fleet vehicles and storefront space at retail stores. As of December 31, 2022, the Company had lease payment obligations of $311 million, of which $97 million is payable within the next 12 months. For further discussion, see Item 15 — Note 10, Leases.
Other liabilities — Other liabilities includes water right agreements, service and maintenance agreements, stadium naming rights, stadium sponsorships, long-term service agreements and other contractual obligations. As of December 31,

2022, the Company had total of $266 million under such commitments, of which $66 million are payable within the next 12 months.
Contingent obligations for guarantees — NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Item 15 —Note 27, Guarantees.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in Equity investments — NRG's investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Item 15 — Note 17, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements for additional discussion. NRG's pro-rata share of non-recourse debt was approximately $478 million as of December 31, 2022. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.

Cash Flow Discussion
2022 compared to 2021
The following table reflects the changes in cash flows for the comparative years:

	Year ended December 31,
(In millions)	2022	2021	Change
Cash provided by operating activities	$360	$493	$(133)
Cash used by investing activities	(332)	(3,039)	2,707
Cash provided/(used) by financing activities	1,043	(272)	1,315
Cash provided by operating activities
Changes to cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for other non-cash items	$(1,161)
Increase due to receipt of uplift securitization proceeds from ERCOT in 2022	689
Increase in working capital primarily attributable to the impact of higher market prices on accounts payable, partially offset by a decrease working capital related to higher priced natural gas inventory and accounts receivable	300
Changes in cash collateral in support of risk management activities due to change in commodity prices	99
Other changes in working capital primarily driven by lower personnel costs	(60)
$(133)
Cash used by investing activities
Changes to cash provided/(used) by investing activities were driven by:

(In millions)
Increase as a result of less cash paid for acquisitions of assets primarily for Direct Energy in 2021	$3,497
Decrease in proceeds from sale of assets primarily due to the prior year's sales of the fossil generating assets and Agua Caliente	(721)
Increase in capital expenditures	(98)
Increase due to fewer purchases of investments in nuclear decommissioning trust fund securities, net of sales	35
Decrease in sales of emissions allowances	(6)
$2,707

Cash provided/(used) by financing activities
Changes in cash provided/(used) by financing activities were driven by:

(In millions)
Increase primarily due to prior year repayments of long-term debt	$1,856
Decrease in proceeds from issuance of long-term debt	(1,100)
Increase in net receipts from settlement of acquired derivatives	1,057
Increase in payments for share repurchase activity	(558)
Increase due to payments of debt extinguishment costs and deferred issuance costs in 2021	74
Increase in payments of dividends to common stockholders	(13)
Other	(1)
$1,315

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications
For the year ended December 31, 2022, the Company had domestic pre-tax book income of $1.4 billion and foreign pre-tax book income of $227 million. For the year ended December 31, 2022, the Company utilized U.S. federal NOLs of $206 million due to current year taxable income, and tax credits of $8 million. As of December 31, 2022, the Company has cumulative U.S. federal NOL carryforwards of $8.2 billion, which do not have an expiration date, and cumulative state NOL carryforwards of $5.3 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $382 million, most of which have no expiration date. In addition to the above NOLs, NRG has a $270 million indefinite carryforward for interest deductions, as well as $393 million of tax credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates income tax payments, due to federal, state and foreign jurisdictions, of up to $59 million in 2023.
The Company has $22 million of tax effected uncertain federal and state tax benefits for which the Company has recorded a non-current tax liability of $24 million (including accrued interest) until such final resolution with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2014.

Guarantor Financial Information
As of December 31, 2022, the Company's outstanding registered senior notes consisted of $375 million of the 2027 Senior Notes and $821 million of the 2028 Senior Notes, as shown in Note 13, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 for a listing of the Guarantors. These guarantees are both joint and several.
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

The following table presents the summarized statement of operations:

(In millions)	For the Year Ended December 31, 2022
Revenues(a)	$27,682
Operating income(b)	1,954
Total other expense	(322)
Income from continuing operations before income taxes	1,632
Net Income	1,247
(a)Intercompany transactions with Non-Guarantors include revenue of $24 million during the year ended December 31, 2022
(b)Intercompany transactions with Non-Guarantors including cost of operations of $(375) million and selling, general and administrative of $204 million during the year ended December 31, 2022
The following table presents the summarized balance sheet information:

(In millions)	December 31, 2022
Current assets(a)	$12,707
Property, plant and equipment, net	1,389
Non-current assets	13,132
Current liabilities(b)	12,170
Non-current liabilities	11,860
(a)Includes intercompany receivables due from Non-Guarantors of $30 million as of December 31, 2022
(b)Includes intercompany payables due to Non-Guarantors of $96 million as of December 31, 2022

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2022, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2022. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 5, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2021	$2,341
Contracts realized or otherwise settled during the period	(1,225)
Changes in fair value	2,437
Fair value of contracts as of December 31, 2022	$3,553

	Fair Value of Contracts as of December 31, 2022
(In millions)	Maturity
Fair value hierarchy Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
Level 1	$219	$427	$22	$17	$685
Level 2	1,354	794	186	29	2,363
Level 3	118	74	88	225	505
Total	$1,691	$1,295	$296	$271	$3,553

The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2022, NRG's net derivative asset was $3.6 billion, an increase to total fair value of $1.2 billion as compared to December 31, 2021. This increase was primarily driven by gains in fair value, partially offset by roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $1.4 billion in the net value of derivatives as of December 31, 2022.
The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $1.4 billion in the net value of derivatives as of December 31, 2022.

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

Such accounting estimates include:

Accounting Estimate	Judgments/Uncertainties Affecting Application
Derivative Instruments	Assumptions used in valuation techniques
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
Income Taxes and Valuation Allowance for Deferred Tax Assets	Interpret existing tax statute and regulations upon application to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
Evaluation of Assets for Impairment	Regulatory and political environments and requirements
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
The Company follows the guidance of ASC 815, Derivatives and Hedging "(ASC 815"), to account for derivative instruments. ASC 815 requires the Company to mark-to-market all derivative instruments on the balance sheet and recognize fair value change in earnings, unless they qualify for the NPNS exception. ASC 815 applies to NRG's energy related commodity contracts, interest rate swaps and foreign exchange contracts.
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

Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2022, NRG’s deferred tax assets were primarily the result of U.S. federal and state NOLs, the difference between book and tax basis in property, plant, and equipment, and tax credit carryforwards. The realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and forecasting future profitability by tax jurisdiction.
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
The Company continues to maintain a valuation allowance of $224 million as of December 31, 2022 against deferred tax assets consisting of state net operating losses and foreign NOL carryforwards in jurisdictions where the Company does not currently believe that the realization of deferred tax assets is more likely than not. As of December 31, 2021, the Company's valuation allowance balance was $248 million.
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
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2014.
NRG does not intend, nor currently foresee a need, to repatriate funds held at its international operations into the U.S. These funds are deemed to be indefinitely reinvested in its foreign operations and the Company has not changed its assertion with respect to distributions of funds that would require the accrual of U.S. income tax.
Evaluation of Assets for Impairment
In accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"), the Company evaluates property, plant and equipment and certain intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators or events include:
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
For further discussion, see Item 15 —Note 11 , Asset Impairments.
Goodwill and Other Intangible Assets
At December 31, 2022, the Company reported goodwill of $1.7 billion, consisting of $1.2 billion from the acquisition of Direct Energy in 2021 and $408 million for retail operations acquisitions, including Stream Energy, which was acquired in 2019.
The Company applies ASC 805, Business Combinations ("ASC 805"), and ASC 350, Intangibles-Goodwill and Other ("ASC 350") to account for its goodwill and intangible assets. Under these standards, the Company amortizes all finite-lived intangible assets over their respective estimated weighted-average useful lives, while goodwill has an indefinite life and is not amortized. Goodwill is tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level, which is identified by assessing whether the components of the Company's operating segments constitute businesses for which discrete financial information is available and whether segment management regularly reviews the operating results of those components. The Company performs the annual goodwill impairment assessment as of December 31 or when events or changes in circumstances indicate that the fair value of the reporting unit may be below the carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that an impairment has occurred. In the absence of sufficient qualitative factors, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing to its book value. If it is determined that the fair value of a reporting unit is below its carrying amount, the Company's goodwill will be impaired at that time.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.
For further discussion, see Evaluation of Assets for Impairment caption above, and Item 15 —Note 11, Asset Impairments.
Business Combinations
NRG accounts for business acquisitions using the acquisition method of accounting prescribed under ASC 805. Under this method, the Company is required to record on its Consolidated Balance Sheets the estimated fair values of the acquired company’s assets and liabilities assumed at the acquisition date. The excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed is recorded as goodwill. Determining fair values of assets acquired and liabilities assumed requires significant estimates and judgments. Fair value is determined based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The acquired assets and assumed liabilities that involved the most subjectivity in determining fair value consisted of the trade names, customer relationships and derivative contracts.
The fair value of trade names and customer relationships are measured using income-based valuation methodologies, which include certain assumptions such as forecasted future cash flows, customer attrition rates, royalty rates and discount rates. The trade names are amortized to depreciation and amortization, on a straight line basis. The customer relationships are amortized to depreciation and amortization, ratably based on discounted future cash flows.
In measuring the fair value of derivative contracts for Direct Energy, a significant portion of the fair value of the derivative portfolio was based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third-party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts were valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. The fair value of each contract was discounted using a risk free interest rate. In addition, the Company applied a credit reserve to reflect credit risk. NRG describes in detail its acquisitions in Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements
Contingencies
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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, electricity, coal, oil, and emissions credits. NRG manages the commodity price risk of the Company's load servicing obligations and merchant generation operations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of power and fuel. NRG measures the risk of the Company's portfolio using several analytical methods, including sensitivity tests, scenario tests, stress tests, position reports and VaR. NRG uses a Monte Carlo simulation based VaR model to estimate the potential loss in the fair value of its energy assets and liabilities, which includes generation assets, gas transportation and storage assets, load obligations and bilateral physical and financial transactions, based on historical and forward values for factors such as customer demand, weather, commodity availability and commodity prices. The Company's VaR model is based on a one-day holding period at a 95% confidence interval for the forward 36 months, not including the spot month. The VaR model is not a complete picture of all risks that may affect the Company's results. Certain events such as counterparty defaults, regulatory changes, and extreme weather and prices that deviate significantly from historically observed values are not reflected in the model.
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the years ended December 31, 2022 and 2021:

(In millions)	2022	2021
VaR as of December 31,	$74	$30
For the year ended December 31,
Average(a)	$51	$35
Maximum(a)	86	53
Minimum(a)	26	23
(a)Calculation is based on NRG generation assets and load obligations excluding the acquisition of Direct Energy assets and load obligations in the first quarter of 2021

The increase in the range of the daily VaR results was primarily due to increased commodity prices and market volatility during 2022 as compared to 2021. In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading was $413 million as of December 31, 2022, primarily driven by asset-backed transactions.
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
As of December 31, 2022, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses resulting from credit risk was $11 million, $698 million and $108 million for the years ending December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri. During the year ended December 31, 2021, the provision for credit losses included $596 million of expenses due to the impacts of Winter Storm Uri.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of December 31, 2022, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $811 million and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $380 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2022.
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
As of December 31, 2022, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, and registered commodity exchanges and certain long-term agreements, was $2.7 billion, of which the Company held collateral (cash and letters of credit) against those positions of $1.0 billion resulting in a net exposure of $1.7 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 80% of the Company's exposure before collateral is expected to roll off by the end of 2024. The following table highlights the net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS, and non-derivative transactions. As of December 31, 2022, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	62%
Financial institutions	38
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	65%
Non-Investment grade/Non-Rated	35
Total	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company has no exposure to wholesale counterparties in excess of 10% of the total net exposure discussed above as of December 31, 2022. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
During Winter Storm Uri, in February 2021, the Company experienced nonperformance by a counterparty in one of its bilateral financial hedging transactions, resulting in exposure of $403 million. During December 2022, the Company received $70 million as part of the Company's loss mitigation efforts related to this exposure.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2022, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.1 billion for the next five years.
Interest Rate Risk
As of December 31, 2022, the Company's debt fair value was $7.0 billion and carrying value was $8.1 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $480 million.
Credit Risk Related Contingent Features
Certain of the Company's hedging and trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for contracts with adequate assurance clauses that are in a net liability position as of December 31, 2022, was $1.5 billion. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $195 million as of December 31, 2022. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $30 million of additional collateral would be required for all contracts with credit rating contingent features as of December 31, 2022.

Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the U.S., primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of December 31, 2022, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with notional amount of $569 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of December 31, 2022, would have resulted in an increase of $17 million to net income within the Consolidated Statement of Operations.

Item 8 — Financial Statements and Supplementary Data
The financial statements and schedules are included in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NRG Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NRG Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2023

Item 9B — Other Information
None.

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.
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
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	2,865,336	(1)	$—	10,673,145	(2)
(1)Consists of shares issuable under the NRG LTIP and the ESPP. The NRG LTIP became effective upon the Company's emergence from bankruptcy. On April 27, 2017, the NRG LTIP was amended and restated to increase the number of shares available for issuance to 25,000,000. The ESPP, as amended and restated, was approved by the Company's stockholders on April 27, 2017, and became effective April 28, 2017. As of December 31, 2022, there were 2,493,374 shares reserved from the Company's treasury shares for the ESPP
(2)Consists of 8,179,771 shares of common stock under NRG's LTIP and 2,493,374 shares of treasury stock reserved for issuance under the ESPP

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
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 14 — Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

PART IV

Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income — Years ended December 31, 2022, 2021, and 2020
Consolidated Balance Sheets — As of December 31, 2022 and 2021
Consolidated Statements of Cash Flows — Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenues
As discussed in Note 3 to the consolidated financial statements, the Company had $31.543 billion of revenues. Revenue is derived from various revenue streams in different geographic markets and the Company’s processes and related information technology (IT) systems used to record revenue differ for each of these revenue streams.
We identified the evaluation of the sufficiency of audit evidence over revenues as a critical audit matter which required a high degree of auditor judgment due to the number of revenue streams and IT systems involved in the revenue recognition process. This included determining the revenue streams over which procedures were to be performed and evaluating the nature and extent of evidence obtained over the individual revenue streams as well as revenue in the aggregate. It also included the involvement of IT professionals with specialized skills and knowledge to assist in the performance of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. We, with the assistance of IT professionals, applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For each revenue stream over which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes; involved IT professionals, who assisted in testing certain IT applications used by the Company in its revenue recognition processes; and assessed recorded revenue for a selection of transactions by comparing the amounts recognized to underlying documentation, including contracts with customers. In addition, we evaluated the sufficiency of audit evidence obtained over revenues by assessing the results of procedures performed, including the appropriateness of such evidence.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.

Philadelphia, Pennsylvania
February 23, 2023

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Revenues
Total revenues	$31,543	$26,989	$9,093
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	27,446	20,482	6,540
Depreciation and amortization	634	785	435
Impairment losses	206	544	75
Selling, general and administrative costs	1,228	1,293	810
Provision for credit losses	11	698	108
Acquisition-related transaction and integration costs	52	93	23
Total operating costs and expenses	29,577	23,895	7,991
Gain on sale of assets	52	247	3
Operating Income	2,018	3,341	1,105
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	17	17
Impairment losses on investments	—	—	(18)
Other income, net	56	63	67
Loss on debt extinguishment	—	(77)	(9)
Interest expense	(417)	(485)	(401)
Total other expense	(355)	(482)	(344)
Income Before Income Taxes	1,663	2,859	761
Income tax expense	442	672	251
Net Income	$1,221	$2,187	$510
Income Per Share
Weighted average number of common shares outstanding — basic	236	245	245
Income per Weighted Average Common Share — Basic	$5.17	$8.93	$2.08
Weighted average number of common shares outstanding — diluted	236	245	246
Income per Weighted Average Common Share — Diluted	$5.17	$8.93	$2.07
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Net Income	$1,221	$2,187	$510
Other Comprehensive (Loss)/Income, net of tax
Foreign currency translation adjustments	(35)	(5)	8
Defined benefit plans	(16)	85	(22)
Other comprehensive (loss)/income	(51)	80	(14)
Comprehensive Income	$1,170	$2,267	$496
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$430	$250
Funds deposited by counterparties	1,708	845
Restricted cash	40	15
Accounts receivable, net	4,773	3,245
Uplift securitization proceeds receivable from ERCOT	—	689
Inventory	751	498
Derivative instruments	7,886	4,613
Cash collateral paid in support of energy risk management activities	260	291
Prepayments and other current assets	383	395
Total current assets	16,231	10,841
Property, plant and equipment, net	1,692	1,688
Other Assets
Equity investments in affiliates	133	157
Operating lease right-of-use assets, net	225	271
Goodwill	1,650	1,795
Intangible assets, net	2,132	2,511
Nuclear decommissioning trust fund	838	1,008
Derivative instruments	4,108	2,527
Deferred income taxes	1,881	2,155
Other non-current assets	256	229
Total other assets	11,223	10,653
Total Assets	$29,146	$23,182

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
(In millions, except share data)	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$63	$4
Current portion of operating lease liabilities	83	81
Accounts payable	3,643	2,274
Derivative instruments	6,195	3,387
Cash collateral received in support of energy risk management activities	1,708	845
Accrued expenses and other current liabilities	1,290	1,324
Total current liabilities	12,982	7,915
Other Liabilities
Long-term debt and finance leases	7,976	7,966
Non-current operating lease liabilities	180	236
Nuclear decommissioning reserve	340	321
Nuclear decommissioning trust liability	477	666
Derivative instruments	2,246	1,412
Deferred income taxes	134	73
Other non-current liabilities	983	993
Total other liabilities	12,336	11,667
Total Liabilities	25,318	19,582
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 423,897,001 and 423,547,174 shares issued; and 229,561,030 and 243,753,899 shares outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	8,457	8,531
Retained earnings	1,408	464
Treasury stock, at cost; 194,335,971 and 179,793,275 shares at December 31, 2022 and 2021, respectively	(5,864)	(5,273)
Accumulated other comprehensive loss	(177)	(126)
Total Stockholders' Equity	3,828	3,600
Total Liabilities and Stockholders' Equity	$29,146	$23,182
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$1,221	$2,187	$510
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from and equity in earnings of unconsolidated affiliates	7	20	45
Depreciation and amortization	634	785	435
Accretion of asset retirement obligations	55	30	45
Provision for credit losses	11	698	108
Amortization of nuclear fuel	54	51	54
Amortization of financing costs and debt discounts	23	39	48
Loss on debt extinguishment	—	77	9
Amortization of in-the-money contracts and emission allowances	158	106	70
Amortization of unearned equity compensation	28	21	22
Net gain on sale of assets and disposal of assets	(102)	(261)	(23)
Impairment losses	206	544	93
Changes in derivative instruments	(3,221)	(3,626)	137
Changes in deferred income taxes and liability for uncertain tax benefits	382	604	228
Changes in collateral deposits in support of risk management activities	896	797	127
Changes in nuclear decommissioning trust liability	9	40	51
Oil lower of cost or market adjustment	—	—	29
Uplift securitization proceeds received/(receivable) from ERCOT	689	(689)	—
Cash (used)/provided by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(1,560)	(1,232)	—
Inventory	(252)	(61)	27
Prepayments and other current assets	17	31	4
Accounts payable	1,295	476	(56)
Accrued expenses and other current liabilities	(29)	(55)	(42)
Other assets and liabilities	(161)	(89)	(84)
Cash provided by operating activities	$360	$493	$1,837
Cash Flows from Investing Activities
Payments for acquisitions of assets, businesses and leases	$(62)	$(3,559)	$(284)
Capital expenditures	(367)	(269)	(230)
Net purchases of emissions allowances	(6)	—	(10)
Investments in nuclear decommissioning trust fund securities	(454)	(751)	(492)
Proceeds from sales of nuclear decommissioning trust fund securities	448	710	439
Proceeds from sale of assets, net of cash disposed and fees	109	830	81
Changes in investments in unconsolidated affiliates	—	—	2
Cash used by investing activities	$(332)	$(3,039)	$(494)

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Financing Activities
Net receipts/(payments) from settlement of acquired derivatives that include financing elements	$1,995	$938	$(7)
Payments for share repurchase activity	(606)	(48)	(229)
Payments of dividends to common stockholders	(332)	(319)	(295)
Proceeds from issuance of long-term debt	—	1,100	3,234
Payments for short and long-term debt	(5)	(1,861)	(335)
Payments for debt extinguishment costs	—	(65)	(5)
Payments of debt issuance costs	(9)	(18)	(75)
Repayments of Revolving Credit Facility	—	—	(83)
Proceeds from issuance of common stock	—	1	1
Purchase of and distributions to noncontrolling interests from subsidiaries	—	—	(2)
Cash provided/(used) by financing activities	$1,043	$(272)	$2,204
Effect of exchange rate changes on cash and cash equivalents	(3)	(2)	(2)
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	1,068	(2,820)	3,545
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,110	3,930	385
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$2,178	$1,110	$3,930
For further discussion of supplemental cash flow information see Note 26, Cash Flow Information

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2019	$4	$8,501	$(1,616)	$(5,039)	$(192)	$1,658
Net income			510			510
Other comprehensive loss					(14)	(14)
Repurchase of partners' equity interest in VIE		18				18
Shares reissuance for ESPP				4		4
Share repurchases				(197)		(197)
Equity-based awards activity, net(a)		(3)				(3)
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(b)			(297)			(297)
Balance at December 31, 2020	$4	$8,517	$(1,403)	$(5,232)	$(206)	$1,680
Net income			2,187			2,187
Other comprehensive income					80	80
Shares reissuance for ESPP		1		3		4
Share repurchases				(44)		(44)
Equity-based awards activity, net(a)		12				12
Issuance of common stock		1				1
Common stock dividends and dividend equivalents declared(b)			(320)			(320)
Balance at December 31, 2021	$4	$8,531	$464	$(5,273)	$(126)	$3,600
Net income			1,221			1,221
Other comprehensive loss					(51)	(51)
Shares reissuance for ESPP		2		4		6
Share repurchases				(595)		(595)
Equity-based awards activity, net(a)		24				24
Common stock dividends and dividend equivalents declared(b)			(334)			(334)
Adoption of ASU 2020-06		(100)	57			(43)
Balance at December 31, 2022	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
(a)Includes $(6) million, $(9) million and $(27) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the years ended December 31, 2022, 2021 and 2020, respectively
(b)Dividends per common share were $1.40, $1.30 and $1.20 for each of the years ended December 31, 2022, 2021 and 2020, respectively

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
General
NRG Energy, Inc., or NRG or the Company, is a consumer services company built on dynamic retail brands. NRG brings the power of energy to customers by producing and selling energy and related products and services, nation-wide in the U.S. and Canada in a manner that delivers value to all of NRG's stakeholders. NRG sells power, natural gas, home and power services, and develops innovative, sustainable solutions, predominately under the brand names NRG, Reliant, Direct Energy, Green Mountain Energy, Stream, and XOOM Energy. The Company has a customer base that includes approximately 5.4 million Home customers as well as commercial, industrial, and wholesale customers, supported by approximately 16 GW of generation.
On December 6, 2022, NRG and Vivint Smart Home, Inc. announced the entry into a definitive agreement under which the Company will acquire Vivint, a smart home platform company, in an all-cash transaction. The acquisition will accelerate the realization of NRG’s consumer-focused growth strategy and create a leading essential home services platform fueled by market-leading brands, unparalleled insights, proprietary technologies and complementary sales channels. Close of the acquisition is targeted for the first quarter of 2023 and is subject to customary closing conditions.
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
Winter Storm Uri Uplift Securitization Proceeds
The Texas Legislature passed HB 4492 in May 2021 for ERCOT to mitigate exceptionally high price adders and ancillary service costs incurred by LSEs during Winter Storm Uri. HB 4492 authorized ERCOT to obtain $2.1 billion of financing to distribute to LSEs that were charged and paid to ERCOT those highly priced ancillary service and ORDPA during Winter Storm Uri.
In December 2021, ERCOT filed with the PUCT a calculation of each LSE’s share of proceeds based on the settlement methodology. The Company accounted for the proceeds by analogy to the contribution model within ASC 958-605, Not-for-Profit Entities- Revenue Recognition and the grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to expenses in the consolidated statements of operations in the 2021 annual period for which the proceeds were intended to compensate. The Company received proceeds of $689 million from ERCOT in June 2022.

Credit Losses
In accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, retail trade receivables are reported on the balance sheet net of the allowance for credit losses. The Company accrues an allowance for current expected credit losses based on (i) estimates of uncollectible revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including, but not limited to, unemployment rates and weather-related events, (ii) historical collections and delinquencies, and (iii) counterparty credit ratings for commercial and industrial customers. The Company writes off customer contract receivable balances against the allowance for credit losses when it is determined a receivable is uncollectible.
The following table represents the activity in the allowance for credit losses for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$683	$67	$43
Acquired balance from Direct Energy	—	112	—
Provision for credit losses(a)	11	698	108
Write-offs	(593)	(224)	(101)
Recoveries collected	32	30	17
Ending balance(a)	$133	$683	$67
(a)Includes bilateral finance hedging risk of $(70) million and $403 million accounted for under ASC 815 for the years ended December 31, 2022 and December 31, 2021, respectively

During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri. During the year ended December 31, 2021, the provision for credit losses included $596 million of expense due to the impacts of Winter Storm Uri. The increase in write-offs for the periods ended December 31, 2022 and 2021 were primarily due to the resolution of credit losses that occurred during Winter Storm Uri.
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

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash and cash equivalents	$430	$250	$3,905
Funds deposited by counterparties	1,708	845	19
Restricted cash	40	15	6
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statements of cash flows	$2,178	$1,110	$3,930
Restricted cash consists primarily of funds held to satisfy the requirements of certain financing agreements and funds held within the Company's projects that are restricted in their use.

Inventory
Inventory is valued at the lower of weighted average cost or market, and consists principally of natural gas, fuel oil, coal, spare parts, and finished goods. The Company removes natural gas inventory as goods are delivered to customers and as they are used in the production of electricity or steam. The Company removes fuel oil and coal inventories as they are used in the production of electricity. Spare parts inventory is valued at weighted average cost. The Company removes these inventories when they are used for repairs, maintenance or capital projects. The Company expects to recover the natural gas, fuel oil, coal and spare parts costs in the ordinary course of business. Inventory is valued at the lower of cost or net realizable value with cost being determined on a first in first out basis for finished goods and weighted average cost method for all other inventories. The Company removes these inventories as they are sold to customers. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows.
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
Business Interruption Insurance
The Company carries insurance policies to cover insurable risks including, but not limited to, business interruption. As a result of damage at the Limestone 1 and W.A. Parish 8 units, the Company recorded business interruption insurance settlements of $81 million during the year ended December 31, 2022. Business interruption insurance is recorded to cost of operations in the consolidated statements of operations and cash provided by operating activities in the consolidated statement of cash flows.
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
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt, or as an asset if the issuance costs relate to revolving debt agreements or certain other financing arrangements.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including emission allowances, customer and supply contracts, customer relationships, marketing partnerships, trade names and fuel contracts when specific rights and contracts are acquired. These intangible assets are amortized based on expected volumes, expected delivery, expected discounted future net cash flows, straight line or units of production basis. As of December 31, 2022 and 2021, the Company had accumulated amortization related to its intangible assets of $2.1 billion and $1.6 billion, respectively.
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
For further discussion of goodwill impairment losses recognized refer to Note 11, Asset Impairments.
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
Contract and Emission Credit Amortization
Assets and liabilities recognized through acquisitions related to the purchase and sale of energy and energy-related products in future periods for which the fair value has been determined to be significantly less or more than market are amortized to revenues or cost of operations over the term of each underlying contract based on actual generation and/or contracted volumes.
Emission credits represent the right to emit a specified amount of certain pollutants, including sulfur dioxide, nitrogen oxides and carbon dioxide, over a compliance period. Emission credits held for use are amortized to cost of operations based on the weighted average cost of the allowances held.
Gross Receipts and Sales Taxes
In connection with its retail sales, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2022, 2021, and 2020, the Company's revenues and cost of operations included gross receipts taxes of $218 million, $184 million, and $107 million, respectively. Additionally, the Company records sales taxes collected from its taxable retail customers and remitted to the various governmental entities on a net basis; thus, there is no impact on the Company's consolidated statement of operations.

Cost of Operations
Cost of operations includes cost of fuel, purchased energy and other costs of sales, mark-to-market for economic hedging activities, contract and emission credit amortization, operations and maintenance, and other cost of operations.
Cost of Fuel, Purchased Energy and Other Cost of Sales
Cost of fuel is primarily the costs associated with procurement, transportation and storage of natural gas, nuclear fuel, oil and coal to operate the generation portfolio, which is expensed as the fuel is consumed. Purchased energy primarily relates to purchases to supply the Company's customer base, which includes spot market purchases, as well as contracts of various quantities and durations, including Renewable PPAs with third-party developers, which are accounted for as NPNS (see further discussion in Derivative Instruments below). Other cost of sales primarily consists of TDSP expenses.
The cost of fuel is based on actual and estimated fuel usage for the applicable reporting period. The cost to deliver energy and related services to customers is based on actual and estimated supply volumes for the applicable reporting period. A portion of the cost of energy, $202 million, $189 million, and $98 million as of December 31, 2022, 2021, and 2020, respectively, was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.
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
As of December 31, 2022 and 2021 the Company did not have derivative instruments that were designated as cash flow or fair value hedge.
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
Mark-to-Market for Economic Hedging Activities
NRG enters into derivative instruments to manage price and delivery risk, optimize physical and contractual assets in the portfolio and manage working capital requirements. The mark-to-market for economic hedging activities are recognized to revenues or cost of operations during the reporting period.
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
Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's consolidated statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company's consolidated statements of operations. For the years ended December 31, 2022, amounts recognized as foreign currency transaction losses were $(7) million. For the years ended December 31, 2021 and 2020, amounts recognized as foreign currency transaction gains/(losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2022, 2021, and 2020 were $55 million, $(8) million, and $(2) million, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trust funds, accounts receivable, notes receivable, derivatives, and investments in debt securities. Trust funds are held in accounts managed by experienced investment advisors. Certain accounts receivable, notes receivable, and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables and other contractual arrangements are subject to collateral requirements under the terms of enabling agreements. However, the Company believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 5, Fair Value of Financial Instruments, for a further discussion of derivative concentrations.
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
Sale-Leaseback Arrangements
NRG is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneously leases back the same asset to the Company. If the seller-lessee transfers control of the underlying assets to the buyer-lessor, the arrangement is accounted for under ASC 842-40, Sale-Leaseback Transactions. These arrangements are classified as operating leases on the Company's consolidated balance sheets. See Note 10, Leases, for further discussion.
Marketing and Advertising Costs
The Company expenses its marketing and advertising costs as incurred and includes them within selling, general and administrative expenses. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Advertising expenses for the years ended December 31, 2022, 2021, and 2020 were $82 million, $109 million, and $74 million, respectively.
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

Recent Accounting Developments - Guidance Adopted in 2022
ASU 2020-06 — In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The guidance in ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 improves and amends the related earnings per share guidance. The Company adopted this standard on January 1, 2022 using the modified retrospective approach. As a result of the provisions of the amended guidance, the Company recorded a $100 million decrease to additional paid-in capital, a $57 million decrease to debt discount, a $57 million increase to retained earnings, and a $14 million decrease to long-term deferred tax liabilities. The adoption of ASU 2020-06 did not have a material impact on the Company's statements of operations, statements of cash flows or earnings per share amounts.
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2021-08 — In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company will evaluate the impacts of the amendments for business combinations occurring after the effective date.

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
Energy Revenue
Both physical and financial transactions consist of revenues billed to a third-party at either market or negotiated contract terms to optimize the financial performance of the Company's generating facilities. Electric energy revenue is recognized upon transmission to the customer over time, using the output method for measuring progress of satisfaction of performance obligations. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Company's consolidated statements of operations. The Company applies the invoicing practical expedient in recognizing energy revenue. Under the practical expedient, revenue is recognized based on the invoiced amount which is equal to the value to the customer of NRG’s performance obligation completed to date. Financial transactions used to hedge the sale of electricity are recorded net within revenues in the consolidated statements of operations in accordance with ASC 815.
Ancillary revenues, included in Other revenue, are recognized over time as the obligation is fulfilled, using the output method for measuring progress of satisfaction of performance obligations.
Capacity Revenue
The Company's largest sources of capacity revenues are capacity auctions in PJM, ISO-NE and NYISO. Capacity revenues also include revenues billed to a third-party at either market or negotiated contract terms for making installed generation and demand response capacity available in order to satisfy system integrity and reliability requirements. Capacity revenues are recognized over time, using the output method for measuring progress of satisfaction of performance obligations. The Company applies the invoicing practical expedient in recognizing capacity revenue. Under the practical expedient, revenue is recognized based on the invoiced amount which is equal to the value to the customer of NRG’s performance obligation completed to date.
Performance Obligations
As of December 31, 2022, estimated future fixed fee performance obligations are $77 million, $23 million, and $2 million for fiscal years 2023, 2024, and 2025, respectively. These performance obligations are for cleared auction MWs in the PJM, NYISO and MISO capacity auctions and are subject to penalties for non-performance.
Disaggregated Revenue
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue
Home(a)	$6,388	$2,088	$2,286	$(1)	$10,761
Business	3,229	13,768	1,964	—	18,961
Total retail revenue(b)	9,617	15,856	4,250	(1)	29,722
Energy revenue(b)	111	641	466	32	1,250
Capacity revenue(b)	—	232	40	—	272
Mark-to-market for economic hedging activities(c)	2	(30)	(56)	1	(83)
Contract amortization	—	(40)	1	—	(39)
Other revenue(b)	327	104	5	(15)	421
Total revenue	10,057	16,763	4,706	17	31,543
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(7)	41	1	35
Less: Realized and unrealized ASC 815 revenue	(2)	84	(93)	31	20
Total revenue from contracts with customers	$10,059	$16,686	$4,758	$(15)	$31,488
(a) Home includes Services
(b) The following amounts of retail, energy, capacity and other revenue relate to derivative instruments and are accounted for under ASC 815:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$—	$110	$—	$—	$110
Energy revenue	—	(31)	(8)	31	(8)
Capacity revenue	—	33	—	—	33
Other revenue	(4)	2	(29)	(1)	(32)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2021
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue
Home(a)	$5,659	$1,832	$2,059	$(1)	$9,549
Business	2,745	10,030	1,237	—	14,012
Total retail revenue	8,404	11,862	3,296	(1)	23,561
Energy revenue(c)	329	508	371	7	1,215
Capacity revenue(c)	—	718	57	—	775
Mark-to-market for economic hedging activities(d)	(3)	(88)	(86)	13	(164)
Contract amortization	—	(26)	(4)	—	(30)
Other revenue(b)(c)	1,565	51	25	(9)	1,632
Total revenue	10,295	13,025	3,659	10	26,989
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(25)	3	—	(22)
Less: Realized and unrealized ASC 815 revenue	130	184	(96)	16	234
Total revenue from contracts with customers	$10,165	$12,866	$3,752	$(6)	$26,777
(a) Home includes Services
(b) Other Revenue in Texas includes ancillary revenues of $1.3 billion driven by high pricing during Winter Storm Uri
(c) The following amounts of energy, capacity and other revenue relate to derivative instruments and are accounted for under ASC 815:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$131	$2	$3	$136
Capacity revenue	—	149	—	—	149
Other revenue	133	(8)	(12)	—	113
(d) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2020
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue
Home(a)	$5,020	$1,210	$103	$(2)	$6,331
Business	1,034	95	—	—	1,129
Total retail revenue	6,054	1,305	103	(2)	7,460
Energy revenue(b)	24	183	333	(1)	539
Capacity revenue(b)	—	620	61	(1)	680
Mark-to-market for economic hedging activities(c)	2	88	(3)	8	95
Contract amortization	—	—	—	—	—
Other revenue(b)	232	53	42	(8)	319
Total revenue	6,312	2,249	536	(4)	9,093
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	1	17	—	18
Less: Realized and unrealized ASC 815 revenue	30	314	38	3	385
Total revenue from contracts with customers	$6,282	$1,934	$481	$(7)	$8,690
(a) Home includes Services
(b) The following amounts of energy, capacity and other revenue relate to derivative instruments and are accounted for under ASC 815:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$67	$43	$(5)	$105
Capacity revenue	—	156	—	—	156
Other revenue	28	3	(2)	—	29
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company's balance sheet as of December 31, 2022 and 2021:

(In millions)	December 31, 2022	December 31, 2021
Deferred customer acquisition costs	$126	$133

Accounts receivable, net - Contracts with customers	4,704	3,057
Accounts receivable, net - Accounted for under topics other than ASC 606	64	182
Accounts receivable, net - Affiliate	5	6
Total accounts receivable, net	$4,773	$3,245

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,952	$1,574
Deferred revenues (a)	$186	$227
(a) Deferred revenues from contracts with customers for the years ended December 31, 2022 and 2021 were approximately $175 million and $224 million, respectively
The revenue recognized from contracts with customers during the years ended December 31, 2022 and 2021 relating to the deferred revenue balance at the beginning of each period was $184 million and $23 million, respectively. The change in deferred revenue balances during the years ended December 31, 2022 and 2021 was primarily due to the usage of customer bill credits by certain C&I customers, which were as a result of power pricing during Winter Storm Uri.
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

Note 4 —Acquisitions and Dispositions
Acquisitions
2023 Anticipated Acquisition
Vivint Smart Home Acquisition
On December 6, 2022, the NRG and Vivint Smart Home, Inc. announced the entry into a definitive merger agreement under which the Company will acquire Vivint, a smart home platform company, in an all-cash transaction. The acquisition will accelerate the realization of NRG's consumer-focused growth strategy and create a leading essential home services platform fueled by market-leading brands, unparalleled insights, proprietary technologies and complementary sales channels. Close of the acquisition is targeted for the first quarter of 2023 and is subject to customary closing conditions. The Company will pay $12 per share, or approximately $2.8 billion in cash, and expects to fund the acquisition using proceeds from newly issued debt and preferred equity, drawing on its Revolving Credit Facility and Receivables Securitization Facilities, and through cash on hand. Additionally, in the first quarter of 2023, NRG increased its Revolving Credit Facility by $600 million to meet the additional liquidity requirements related to the acquisition. For further discussion see Note 13, Long-term Debt and Finance Leases.
In connection with the merger agreement, NRG entered into a commitment letter for a senior secured 364-day bridge term loan facility in a principal amount not to exceed $2.1 billion for the purposes of financing the Vivint acquisition, paying fees and expenses in connection with the acquisition, and certain other third-party payments in respect of arrangements of Vivint.
Acquisition costs of $17 million for the year ended December 31, 2022 are included in acquisition-related transaction and integration costs in the Company's Consolidated Statement of operations.
2021 Acquisitions
Direct Energy Acquisition
On January 5, 2021, the Company acquired all of the issued and outstanding common shares of Direct Energy, which had been a North American subsidiary of Centrica. Direct Energy is a leading retail provider of electricity, natural gas, and home and business energy related products and services in North America, with operations in all 50 U.S. states and 8 Canadian provinces. The acquisition increased NRG's retail portfolio by over 3 million customers and strengthened its integrated model. It also broadened the Company's presence in the Northeast and into states and locales where it did not previously operate, supporting NRG's objective to diversify its business.
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
The acquisition has been recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The purchase price was allocated as follows as of December 31, 2021:

(In millions)
Current Assets
Cash and cash equivalents	$152
Funds deposited by counterparties	21
Restricted cash	9
Accounts receivable, net	1,802
Inventory	106
Derivative instruments	1,014
Cash collateral paid in support of energy risk management activities	233
Prepayments and other current assets	173
Total current assets	3,510

(In millions)
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
(a)Goodwill arising from the acquisition was attributed to the value of the platform acquired and the synergies expected from combining the operations of Direct Energy with NRG's existing businesses. Goodwill was allocated to the Texas, East, and West/Services/Other segments of $427 million, $648 million and $175 million, respectively. Goodwill deductible for tax purposes was $322 million
(b)As of January 5, 2021, the weighted average amortization period for total amortizable intangible assets was 12 years

2020 Acquisitions
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
Dispositions
2023 Dispositions
Sale of Astoria
On January 6, 2023, the Company closed on the sale of land and related assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million, subject to transaction fees of $3 million and certain indemnifications. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines through the planned April 30, 2023 retirement date. The operating lease agreement is expected to end six months after the facility's actual retirement date.

2022 Dispositions
Sale of Watson
On June 1, 2022, the Company closed on the sale of its 49% ownership in the Watson natural gas generating facility for $59 million. The Company recorded a gain on the sale of $46 million.
2021 Dispositions
Sale of 4,850 MW of Fossil generating assets
On December 1, 2021, the Company closed the previously announced sale of approximately 4,850 MWs of fossil generating assets from its East and West regions to Generation Bridge, an affiliate of ArcLight Capital Partners. Proceeds of $760 million were reduced by working capital and other adjustments of $140 million, resulting in net proceeds of $620 million. The Company recorded a gain of $207 million from the sale, which includes the $39 million indemnification liability recorded as discussed below. As part of the transaction, NRG entered into a tolling agreement for the 866 MW Arthur Kill plant in New York City through April 2025.
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
2020 Dispositions
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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	As of December 31,
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$575	$576	$518	$677
Other long-term debt, including current portion	7,523	6,432	7,522	7,650
Total long-term debt, including current portion (a)	$8,098	$7,008	$8,040	$8,327
(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets
The fair value of the Company's long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2022
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$19	$—	$19	$—
Nuclear trust fund investments:
Cash and cash equivalents	15	15	—	—
U.S. government and federal agency obligations	86	84	2	—
Federal agency mortgage-backed securities	101	—	101	—
Commercial mortgage-backed securities	35	—	35	—
Corporate debt securities	114	—	114	—
Equity securities	403	403	—	—
Foreign government fixed income securities	1	—	1	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Foreign exchange contracts	18	—	18	—
Commodity contracts	11,976	1,929	8,796	1,251
Measured using net asset value practical expedient:
Equity securities - nuclear trust fund investments	83
Equity securities (classified within other non-current assets)	6
Total assets	$12,858	$2,432	$9,086	$1,251
Derivative liabilities:
Foreign exchange contracts	$2	$—	$2	$—
Commodity contracts	8,439	1,244	6,449	746
Total liabilities	$8,441	$1,244	$6,451	$746

	As of December 31, 2021
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current or non-current assets)	$32	$15	$17	$—
Nuclear trust fund investments:
Cash and cash equivalents	33	33	—	—
U.S. government and federal agency obligations	112	111	1	—
Federal agency mortgage-backed securities	100	—	100	—
Commercial mortgage-backed securities	44	—	44	—
Corporate debt securities	122	—	122	—
Equity securities	494	494	—	—
Foreign government fixed income securities	4	—	4	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Foreign exchange contracts	1	—	1	—
Commodity contracts	7,139	981	5,701	457
Measured using net asset value practical expedient:
Equity securities - nuclear trust fund investments	99
Equity securities (classified within other non-current assets)	7
Total assets	$8,188	$1,635	$5,990	$457
Derivative liabilities:
Foreign exchange contracts	$1	$—	$1	$—
Commodity contracts	4,798	626	4,008	164
Total liabilities	$4,799	$626	$4,009	$164

The following table reconciles, for the years ended December 31, 2022 and 2021, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	For the Year Ended December 31,
(In millions)	2022	2021
Beginning balance	$293	$(16)
Contracts added from Direct Energy acquisition	—	(15)
Total gains realized/unrealized included in earnings	53	145
Purchases	(110)	93
Transfers into Level 3 (b)	264	71
Transfers out of Level 3 (b)	5	15
Ending balance	$505	$293
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of year-end	$204	$120
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

Non-derivative fair value measurements
The trust fund investments are held primarily to satisfy NRG's nuclear decommissioning obligations. These trust fund investments hold debt and equity securities directly and equity securities indirectly through commingled funds. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. government and federal agency obligations are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of corporate debt securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Certain equity securities, classified as commingled funds, are analogous to mutual funds, are maintained by investment companies, and hold certain investments in accordance with a stated set of fund objectives. The fair value of the equity securities classified as commingled funds are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares in the commingled funds are not publicly quoted and not traded in an active market, the commingled funds are measured using net asset value practical expedient. See also Note 7, Nuclear Decommissioning Trust Fund.
Derivative fair value measurements
A portion of the Company's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third-party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 10% of derivative assets and 9% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which for foreign exchange contracts is calculated utilizing the bilateral method based on published default probabilities. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For foreign exchange contracts and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2022, the credit reserve resulted in a $9 million decrease primarily within cost of operations. As of December 31, 2021, the credit reserve resulted in $11 million decrease primarily within cost of operations.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2022 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
NRG's significant positions classified as Level 3 include physical and financial natural gas and power contracts executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, NRG uses the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2022 and 2021:

	Significant Unobservable Inputs
	December 31, 2022
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$340	$448	Discounted Cash Flow	Forward Market Price (per MMBtu)	$2	$48	$6
Power Contracts	843	216	Discounted Cash Flow	Forward Market Price (per MWh)	3	431	48
FTRs	68	82	Discounted Cash Flow	Auction Prices (per MWh)	(32)	610	0
	$1,251	$746

	Significant Unobservable Inputs
	December 31, 2021
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$16	$1	Discounted Cash Flow	Forward Market Price (per MMBtu)	$3	$40	$15
Power Contracts	392	121	Discounted Cash Flow	Forward Market Price (per MWh)	3	212	35
FTRs	49	42	Discounted Cash Flow	Auction Prices (per MWh)	(122)	43	0
	$457	$164
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2022 and 2021:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/ Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2022, the Company recorded $260 million of cash collateral posted and $1.7 billion of cash collateral received on its balance sheet.
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
Counterparty Credit Risk
As of December 31, 2022, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, and registered commodity exchanges and certain long-term agreements, was $2.7 billion and NRG held collateral (cash and letters of credit) against those positions of $1.0 billion, resulting in a net exposure of $1.7 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 80% of the Company's exposure before collateral is expected to roll off by the end of 2024. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	62%
Financial institutions	38
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	65%
Non-Investment grade/Non-Rated	35
Total	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts
The Company currently has no exposure to wholesale counterparties in excess of 10% of the total net exposure discussed above as of December 31, 2022. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
During Winter Storm Uri, in February 2021, the Company experienced nonperformance by a counterparty in one of its bilateral financial hedging transactions, resulting in exposure of $403 million. During December 2022, the Company received $70 million as part of the Company's loss mitigation efforts related to this exposure.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2022, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.1 billion for the next five years.

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
As of December 31, 2022, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses was $11 million, $698 million, and $108 million for the years ending December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri. During the year ended December 31, 2021, the provision for credit losses included $596 million of expenses due to the impacts of Winter Storm Uri.

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
For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to NRG's energy related commodity contracts and foreign exchange contracts.
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

As of December 31, 2022, NRG's derivative assets and liabilities consisted primarily of the following:
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
Also, as of December 31, 2022, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:
•Load-following forward electric sale contracts extending through 2036;
•Load-following forward natural gas purchase and sale contracts extending through 2032;
•Power tolling contracts through 2038;
•Coal purchase contracts through 2024;
•Power transmission contracts through 2028;
•Natural gas transportation contracts through 2034;
•Natural gas storage agreements through 2027; and
•Coal transportation contracts through 2029.
Foreign Exchange Contracts
In order to mitigate foreign exchange risk primarily associated with the purchase of USD denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements through 2026.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2022 and 2021. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

(In millions)		Total Volume
Commodity	Units	December 31, 2022	December 31, 2021
Emissions	Short Ton	1	1
Renewables Energy Certificates	Certificates	15	13
Coal	Short Ton	11	19
Natural Gas	MMBtu	422	813
Oil	Barrels	1	1
Power	MWh	192	185
Foreign Exchange	Dollars	569	279
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Foreign exchange contracts - current	$11	$—	$1	$1
Foreign exchange contracts - long-term	7	1	1	—
Commodity contracts- current	7,875	4,613	6,194	3,386
Commodity contracts- long-term	4,101	2,526	2,245	1,412
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$11,994	$7,140	$8,441	$4,799

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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2022
Foreign exchange contracts:
Derivative assets	$18	$(2)	$—	$16
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$16	$—	$—	$16
Commodity contracts:
Derivative assets	$11,976	$(7,897)	$(1,659)	$2,420
Derivative liabilities	(8,439)	7,897	20	(522)
Total commodity contracts	$3,537	$—	$(1,639)	$1,898
Total derivative instruments	$3,553	$—	$(1,639)	$1,914

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2021
Foreign exchange contracts:
Derivative assets	$1	$(1)	$—	$—
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$—	$—	$—	$—
Commodity contracts:
Derivative assets	$7,139	$(4,440)	$(831)	$1,868
Derivative liabilities	(4,798)	4,440	17	(341)
Total commodity contracts	$2,341	$—	$(814)	$1,527
Total derivative instruments	$2,341	$—	$(814)	$1,527

Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments that are not accounted for as cash flow hedges are reflected in current period results of operations.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges or fair value hedges and trading activity on the Company's statement of operations. The effect of foreign exchange and commodity hedges is included within revenues and cost of operations.

	Year Ended December 31,
(In millions)	2022	2021	2020
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(1,232)	$(41)	$(55)
Reversal of acquired loss positions related to economic hedges	2	256	4
Net unrealized gains/(losses) on open positions related to economic hedges	2,478	2,501	(68)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	1,248	2,716	(119)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	13	(18)	(20)
Reversal of acquired (gain) positions related to trading activity	—	(1)	—
Net unrealized (losses)/gains on open positions related to trading activity	(17)	(13)	15
Total unrealized mark-to-market (losses) for trading activity	(4)	(32)	(5)
Total unrealized gains/(losses)	$1,244	$2,684	$(124)

	Year Ended December 31,
(In millions)	2022	2021	2020
Unrealized (losses)/gains included in operating - commodities	$(87)	$(196)	$90
Unrealized gains/(losses) included in cost of operations - commodities	1,315	2,880	(214)
Unrealized gains included in cost of operations - foreign exchange	16	—	—
Total impact to statement of operations	$1,244	$2,684	$(124)

The reversals of acquired loss/(gain) positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
The gains from open economic hedge positions of $2.5 billion for the years ended December 31, 2022 and 2021 were primarily the result of an increase in value of forward positions as a result of increases in natural gas and power prices.
The loss from open economic hedge positions of $68 million for the year ended December 31, 2020 was primarily the result of a decrease in the value of forward positions as a result of decreases in ERCOT power prices and heat rate contraction, partially offset by an increase in value of forward positions as a result of decreases in New York capacity prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging and trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for contracts with adequate assurance clauses that are in net liability positions as of December 31, 2022 was $1.5 billion. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $195 million as of December 31, 2022. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $30 million of additional collateral would be required for all contracts with credit rating contingent features as of December 31, 2022.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Nuclear Decommissioning Trust Fund
NRG's Nuclear Decommissioning Trust Fund assets, which are for the decommissioning of STP, are comprised of securities classified as available-for-sale and recorded at fair value based on actively quoted market prices. Although NRG is responsible for managing the decommissioning of its 44% interest in STP, the predecessor utilities that owned STP are authorized by the PUCT to collect decommissioning funds from their ratepayers to cover decommissioning costs on behalf of NRG. NRC requirements determine the decommissioning cost estimate, which is the minimum required level of funding. In the event that funds from the ratepayers that accumulate in the nuclear decommissioning trust are ultimately determined to be inadequate to decommission the STP facilities, the utilities will be required to collect through rates charged to rate payers all additional amounts, with no obligation from NRG, provided that NRG has complied with PUCT rules and regulations regarding decommissioning trusts. Following completion of the decommissioning, if surplus funds remain in the decommissioning trusts, any excess will be refunded to the respective ratepayers of the utilities.
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

	As of December 31, 2022				As of December 31, 2021
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)
Cash and cash equivalents	$15	$—	$—	—	$33	$—	$—	—
U.S. government and federal agency obligations	86	—	5	11	112	5	1	10
Federal agency mortgage-backed securities	101	—	11	26	100	2	—	25
Commercial mortgage-backed securities	35	—	4	30	44	1	—	27
Corporate debt securities	114	—	13	12	122	7	1	14
Equity securities	486	346	3	—	593	456	—	—
Foreign government fixed income securities	1	—	—	17	4	—	—	13
Total	$838	$346	$36		$1,008	$471	$2
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined using the specific identification method.

	Year Ended December 31,
(In millions)	2022	2021	2020
Realized gains	$14	$47	$34
Realized losses	(25)	(9)	(13)
Proceeds from sale of securities	448	710	439

Note 8 — Inventory
Inventory consisted of:

	As of December 31,
(In millions)	2022	2021
Fuel oil	$8	$8
Coal	114	83
Natural gas	385	206
Spare parts and finished goods	244	201
Total Inventory	$751	$498

Note 9 — Property, Plant and Equipment
The Company's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
(In millions)	2022	2021	Lives
Facilities and equipment	$1,727	$1,742	1-40 years
Land and improvements	263	271
Nuclear fuel	271	222	5 years
Hardware and office equipment and furnishings	712	637	2-10 years
Construction in progress	197	124
Total property, plant, and equipment	3,170	2,996
Accumulated depreciation	(1,478)	(1,308)
Net property, plant, and equipment	$1,692	$1,688
The Company recorded long-lived asset impairments during the years ended December 31, 2022 and 2021, as further described in Note 11, Asset Impairments. Depreciation expense of property, plant and equipment recorded during the years ended December 31, 2022, 2021 and 2020 was $291 million, $384 million and $295 million, respectively.

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
Lease payments are typically fixed and payable on a monthly, quarterly, semi-annual or annual basis. Lease payments under certain agreements may escalate over the lease term either by a fixed percentage or a fixed dollar amount. Certain leases may provide for variable lease payments in the form of payments based on unit availability, usage, a percentage of sales from the location under lease, or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments. The Company has no leases which contain residual value guarantees provided by the Company as a lessee.

Lease Cost:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Finance lease cost	$4	$4	$3
Operating lease cost	85	91	100
Short-term lease cost	7	3	3
Variable lease cost	86	9	6
Sublease income	(2)	(2)	(17)
Total lease cost	$180	$105	$95

Other information:

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$183	$102	$101
Financing cash flows from finance leases	5	6	1
Right-of-use assets obtained in exchange for new finance lease liabilities	3	16	5
Right-of-use assets obtained in exchange for new operating lease liabilities	28	47	4

Lease Term and Discount Rate for leases:

	December 31, 2022	December 31, 2021
Finance leases:
Weighted average remaining lease term (in years)	2.6	3.6
Weighted average discount rate	2.82%	2.46%

Operating leases:
Weighted average remaining lease term (in years)	4.3	4.7
Weighted average discount rate	5.37%	5.44%

As of December 31, 2022, annual payments based on the maturities of NRG's operating leases are expected to be as follows:

In millions
2023	$97
2024	82
2025	56
2026	14
2027	10
Thereafter	52
Total undiscounted lease payments	$311
Less: present value adjustment	(48)
Total discounted lease payments	$263

Note 11 — Asset Impairments
2022 Impairment Losses
Astoria Redevelopment Impairment — During the third quarter of 2022, the Company entered into a purchase and sale agreement for the sale of the land and related assets at the Astoria generating site and the planned withdrawal and cancellation of its proposed Astoria redevelopment project. As a result, the Company impaired $43 million of Astoria project spend in the East segment. For further discussion of the transaction, see Note 4, Acquisitions and Dispositions.
PJM Asset Impairments — During the second quarter of 2022, the results of the PJM Base Residual Auction for the 2023/2024 delivery year were released leading the Company to revise its long-term view of certain facilities and announce the planned retirement of the Joliet generating facility. The Company considered the near-term retirement date of Joliet and the decline in PJM capacity prices to be a trigger for impairment and performed impairment tests on the PJM generating assets and the goodwill associated with Midwest Generation. The Company measured the impairment losses on the PJM generating assets and Midwest Generation goodwill as the difference between the carrying amount and the fair value of the PJM generating assets and Midwest Generation reporting unit, respectively. Fair values were determined using an income approach in which the Company applied a discounted cash flow methodology to the long-term budgets for the plants and reporting unit. Significant inputs impacting the income approach include the Company's long-term view of capacity and fuel prices, projected generation, the physical and economic characteristics of each plant and the reporting unit as a whole, and the discount rate applied to the after-tax cash flow projections. Impairment losses of $20 million and $130 million were recorded in the East segment on the PJM generating assets and Midwest Generation goodwill, respectively.
Other Impairments — The Company additionally recorded impairment losses of $13 million in the East segment.
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
Petra Nova Parish Holdings — During the first quarter of 2020, due to the decline in oil prices, NRG determined that the carrying amount of the Company’s equity method investment exceeded the fair value of the investment and that the decline is considered to be other-than-temporary. In determining the fair value, the Company utilized an income approach to estimate future project cash flows. The Company recorded $18 million impairment losses on investments in the Texas segment, which included the anticipated drawdown of the $12 million letter of credit posted in September 2019 to cover certain project debt reserve requirements.
Other Impairments — For the year ended December 31, 2020, the Company recorded $14 million of impairment losses related to intangible assets in the Texas segment.

Note 12 — Goodwill and Other Intangibles
Goodwill
The table below presents the changes of goodwill for the years ended December 31, 2022 and 2021 based on the Company's reportable segments.

(in millions)	Texas	East	West/Services/Other	Total
Balance as of January 1, 2021	$289	$240	$50	$579
Goodwill resulted from the acquisition of Direct Energy	427	648	175	1,250
Impairment losses	—	(35)	—	(35)
Foreign currency translation	—	—	1	1
Balance as of December 31, 2021	$716	$853	$226	$1,795
Impairment losses	—	(130)	—	(130)
Asset sales	(6)	—	—	(6)
Foreign currency translation	—	—	(9)	(9)
Balance as of December 31, 2022	$710	$723	$217	$1,650
Intangible Assets
The Company's intangible assets as of December 31, 2022, primarily reflect intangible assets established with the acquisitions of various companies, including Direct Energy, Stream Energy, other retail acquisitions and Texas Genco. Intangible assets are comprised of the following:
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
•Other — These intangibles primarily include renewable energy credits. RECs are retired, as required, for the applicable compliance period. They are expensed to cost of operations based on NRG’s customer usage. It also includes in-market nuclear fuel contracts established from the Texas Genco acquisition in 2006 which are amortized to cost of operations over expected volumes over the life of each contract, costs to extend the operating license for STP Units 1 and 2 and intellectual property related to Goal Zero, which are amortized to depreciation and amortization expense.
The following tables summarize the components of NRG's intangible assets:

(In millions)
Year Ended December 31, 2022	Emission Allowances	Customer and Supply Contracts	Customer Relationships	Marketing Partnerships	Trade Names	Other(b)	Total
January 1, 2022	$634	$638	$1,679	$284	$683	$229	$4,147
Purchases	26	—	—	—	—	404	430
Acquisition of businesses (a)	—	—	55	—	—	—	55
Usage/Sales/Retirements	(33)	—	—	—	—	(341)	(374)
Write-off of fully amortized balances	(14)	—	—	—	—	—	(14)
Other	11	(3)	(4)	—	(4)	—	—
December 31, 2022	624	635	1,730	284	679	292	4,244
Less accumulated amortization	(528)	(235)	(787)	(146)	(341)	(75)	(2,112)
Net carrying amount	$96	$400	$943	$138	$338	$217	$2,132
(a)The weighted average life of acquired amortizable intangibles was six years for customer relationships
(b)RECs are not subject to amortization and had a carrying value of $186 million

(In millions)
Year Ended December 31, 2021	Emission Allowances	Customer and Supply Contracts	Customer Relationships	Marketing Partnerships	Trade Names	Other(b)	Total
January 1, 2021	$672	$28	$527	$285	$373	$140	$2,025
Purchases	10	—	—	—	—	338	348
Acquisition of businesses (a)	—	610	1,308	—	310	124	2,352
Usage/Retirements	(1)	—	—	—	—	(364)	(365)
Write-off of fully amortized balances	(51)	—	(158)	—	—	(7)	(216)
Other	4	—	2	(1)	—	(2)	3
December 31, 2021	634	638	1,679	284	683	229	4,147
Less accumulated amortization	(536)	(94)	(518)	(123)	(294)	(71)	(1,636)
Net carrying amount	$98	$544	$1,161	$161	$389	$158	$2,511
(a)The weighted average life of total acquired amortizable intangibles from the Direct Energy acquisition was 12 years
(b)RECs are not subject to amortization and had a carrying value of $123 million

The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
(In millions)	2022	2021	2020
Emission allowances	$6	$24	$28
Customer and supply contracts	141	66	12
Customer relationships	269	327	74
Marketing partnerships	23	24	24
Trade names	47	47	27
Other(a)	4	7	3
Total amortization	$490	$495	$168
(a)For the years ended December 31, 2022, 2021 and 2020, other intangibles were amortized to depreciation and amortization expense for $4 million, $3 million and $3 million, respectively

The following table presents estimated amortization of NRG's intangible assets as of December 31, 2022 for each of the next five years:

(In millions)
Year Ended December 31,	Emission Allowances	Customer and Supply Contracts	Customer Relationships	Marketing Partnerships	Trade Names	Other	Total
2023	$18	$119	$226	$23	$46	$4	$436
2024	19	73	159	23	38	3	315
2025	18	50	118	22	31	4	243
2026	10	52	103	22	23	3	213
2027	10	30	74	22	23	3	162
Intangible assets held-for-sale — From time to time, management may authorize the transfer from the Company's emission bank of emission allowances held-for-use to intangible assets held-for-sale. Emission allowances held-for-sale are included in other non-current assets on the Company's consolidated balance sheet and are not amortized, but rather expensed as sold. As of December 31, 2022 and 2021, the value of emission allowances held-for-sale was $8 million and $15 million, respectively, within the Corporate segment. Once transferred to held-for-sale, these emission allowances are prohibited from moving back to held-for-use.

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
The following table represents the balance of ARO obligations as of December 31, 2022 and 2021, along with the additions, reductions and accretion related to the Company's ARO obligations for the year ended December 31, 2022:

(In millions)	Nuclear Decommission	Other(a)	Total
Balance as of December 31, 2021	$321	$399	$720
Revisions in estimates for current obligations	—	38	38
Additions	—	1	1
Spending for current obligations	—	(33)	(33)
Accretion	19	19	38
Other	—	(6)	(6)
Balance as of December 31, 2022	$340	$418	$758
(a)Total accretion expense related to asset retirement obligations included in the consolidated statement of cash flows includes accretion and revisions in estimates for asset retirement liabilities on non-operating plants

Note 13 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	December 31, 2022	December 31, 2021	Interest rate %

Recourse debt:
Senior Notes, due 2027	$375	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	1,100	1,100	3.875
Convertible Senior Notes, due 2048(a)	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal long-term debt (including current maturities)	8,100	8,100
Finance leases	11	13	various
Subtotal long-term debt and finance leases (including current maturities)	8,111	8,113
Less current maturities	(63)	(4)
Less debt issuance costs	(70)	(83)
Discounts	(2)	(60)
Total long-term debt and finance leases	$7,976	$7,966
(a)As of the ex-dividend date of January 31, 2023, the Convertible Senior Notes were convertible at a price of $43.01, which is equivalent to a conversion rate of approximately 23.2527 shares of common stock per $1,000 principal amount.

Debt includes the following discounts:

	As of December 31,
(In millions)	2022	2021
Senior Secured First Lien Notes, due 2024, 2025, 2027 and 2029	$(2)	$(2)
Convertible Senior Notes, due 2048	—	(58)
Total discounts	$(2)	$(60)
Consolidated Annual Maturities
As of December 31, 2022, annual payments based on the maturities of NRG's debt and finance leases are expected to be as follows:

(In millions)
2023	$63
2024	604
2025	749
2026	1
2027	1,275
Thereafter	5,419
Total	$8,111

Revolving Credit Facility
On February 14, 2023 (the “Revolving Credit Facility Amendment Effective Date”), the Company amended its Revolving Credit Facility to: (i) increase the existing revolving commitments thereunder by $600 million (the “Incremental Commitment”), (ii) extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028, (iii) transition the benchmark rate applicable to revolving loans from LIBOR to SOFR and (iv) make certain other amendments to the terms of the Revolving Credit Facility for purposes of, among other things, providing additional flexibility.
After giving effect to the Incremental Commitment on the Revolving Credit Facility Amendment Effective Date, the Company will have a total of $4.275 billion of revolving commitments under the Revolving Credit Facility. The full amount of the Incremental Commitment was made available from and after the Revolving Credit Facility Amendment Effective Date but will be reduced by $500 million if the Vivint acquisition is not consummated. A portion of the non-extended revolving commitments will terminate on July 5, 2023, with the remaining portion terminating on May 28, 2024, in each case, unless otherwise extended.
The Revolving Credit Facility is guaranteed by NRG’s existing and future direct and indirect subsidiaries, with customary and agreed-upon exceptions, for, among other exceptions, unrestricted subsidiaries, foreign subsidiaries, project subsidiaries, immaterial subsidiaries, captive insurance subsidiaries and securitization vehicles. The Revolving Credit Facility is also secured by a first priority perfected security interest in a substantial portion of the property and assets owned by NRG and its subsidiaries that are guarantors under the Revolving Credit Facility, subject to certain exceptions that include, among other things, the capital stock of certain specified subsidiaries, including unrestricted subsidiaries and certain excluded subsidiaries, equity interests in excess of 66% of the total outstanding voting equity interests of certain foreign subsidiaries, equity interests the pledge of which is prohibited by applicable agreements binding on such subsidiaries and other assets that may be designated by NRG as excluded from the collateral that, when taken together with all other assets so designated since the Revolving Credit Facility Amendment Effective Date, have an aggregate fair market value not exceeding $750 million. The Revolving Credit Facility is secured on a pari passu basis with certain interest rate, foreign currency and commodity hedging obligations of NRG, the Senior Secured Notes and certain other indebtedness.
The Revolving Credit Facility contains customary covenants, which, among other things, require NRG to maintain a minimum interest coverage ratio and a maximum first lien leverage ratio on a consolidated basis and limit NRG’s ability to:
•incur indebtedness and liens and enter into sale and lease-back transactions;
•make investments, loans and advances;
•return capital to shareholders;
•repay subordinated indebtedness;
•consummate mergers, consolidations and asset sales;
•enter into affiliate transactions; and
•change its fiscal year-end.
As of December 31, 2022, there were no outstanding borrowings and there were $1.6 billion in letters of credit issued under the Revolving Credit Facility.
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
Accounting for Convertible Senior Notes — Upon issuance in 2018, the Convertible Senior Notes were separated into liability and equity components for accounting purposes. The carrying amount of the liability component was initially calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. This difference represented the debt discount that was amortized to interest expense over seven years, which was determined to be the expected life of the Convertible Senior Notes, using the effective interest rate method. The equity component was recorded in additional paid-in capital and was not remeasured as it continued to meet the conditions for equity classification.
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
Convertible Senior Notes Features — As of December 31, 2022, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at a price of $43.46 per common share, which is equivalent to a conversion rate of approximately 23.0116 shares of common stock per $1,000 principal amount of Convertible Senior Notes. As of December 31, 2021, the Convertible Senior Notes were convertible at a price of $44.89 per common share, which is equivalent to a conversion rate of approximately 22.2761 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The net carrying amounts of the Convertible Senior Notes as of December 31, 2022 and December 31, 2021 were $570 million and $512 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Senior notes are convertible at the option of the holders under certain circumstances. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter during specified periods as follows:
•from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025; and
•from December 1, 2047 until the close of business on the second scheduled trading day immediately before the maturity date

The following table details the interest expense recorded in connection with the Convertible Senior Notes, due 2048:

	For the years ended December 31,
($ In millions)	2022	2021	2020
Contractual interest expense	$16	$16	$16
Amortization of discount and deferred finance costs(a)	1	15	14
Total	$17	$31	$30

Effective Interest Rate	3.01%	5.34%	5.19%
(a)Upon adoption of ASU 2020-06 on January 1, 2022, which resulted in the removal of the debt discount, no further debt discount amortization is being recorded
Senior Notes Early Redemption
As of December 31, 2022, NRG had the following outstanding issuances of senior notes with an early redemption feature, or Senior Notes:
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

2028 Senior Notes
NRG may redeem some or all of the 2028 Senior Notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption date:

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
Receivables Facility
In 2020, NRG Receivables LLC, a bankruptcy remote, special purpose, indirect wholly owned subsidiary, entered into the Receivables Facility for an amount up to $750 million, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the "Lenders".) The assets of NRG Receivables LLC are first available to satisfy the claims of the Lenders before making payments on the subordinated note and equity issued by NRG Receivables LLC. The assets of NRG Receivables LLC are not available to the Company and its subsidiaries or creditors unless and until distributed by NRG Receivables LLC. Under the Receivables Facility, certain indirect subsidiaries of the Company sell their accounts receivables to NRG Receivables LLC, subject to certain terms and conditions. In turn, NRG Receivables LLC grants a security interest in the purchased receivables to the Lenders as collateral for cash borrowings and issuances of letters of credit. Pursuant to the Performance Guaranty, the Company has guaranteed, for the benefit of NRG Receivables and the Lenders, the payment and performance by each indirect subsidiary of its respective obligations under the Receivables Facility. The accounts receivables remain on the Company's consolidated balance sheet and any amounts funded by the Lenders to NRG Receivables LLC will be reflected as short-term borrowings. Cash flows from the Receivables Facility are reflected as financing activities in the Company's consolidated statements of cash flows. The Company will continue to service the accounts receivables sold in exchange for a servicing fee.
On July 26, 2022, NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company, entered into an amendment to its Receivables Facility dated September 22, 2020 with a group of conduit lenders and banks and Royal Bank of Canada, as Administrative Agent to, among other things, (i) extend the scheduled termination date by one year, (ii) increase the aggregate commitments from $800 million to $1.0 billion, (iii) increase the letter of credit sublimit to equal the aggregate commitments, (iv) replace LIBOR with Term SOFR as the benchmark for borrowings and (v) add new originators. Borrowings by NRG Receivables LLC under the Receivables Facility bear interest as defined under the Receivables Financing Agreement. The weighted average interest rate related to usage under the Receivables Facility as of December 31, 2022 was 0.844%. As of December 31, 2022, there were no outstanding borrowings and there were $721 million in letters of credit issued under the Receivables Facility.
Repurchase Facility
In 2020, the Company entered into the Repurchase Facility related to the Receivables Facility. Under the Repurchase Facility, the Company can borrow up to $75 million, collateralized by a subordinated note issued by NRG Receivables LLC to NRG Retail LLC in favor of the originating entities representing a portion of the balance of receivables sold to NRG Receivables LLC under the Receivables Facility.
On February 9, 2022, the Company entered into amendments to its existing Repurchase Facility to, among other things, (i) increase the size of the facility from $75 million to $150 million and (ii) replace LIBOR with term SOFR as the benchmark for the pricing rate. On July 26, 2022, the Company renewed its existing Repurchase Facility to, among other things, extend the maturity date to July 26, 2023. The Repurchase Facility has no commitment fee and borrowings will be drawn at SOFR + 1.30%. As of December 31, 2022, there were no outstanding borrowings under the Repurchase Facility.
Bilateral Letter of Credit Facilities
On April 29, 2022, May 27, 2022 and October 13, 2022, the Company increased the size of the facilities by $100 million, $50 million and $50 million respectively, to provide additional liquidity, allowing for the issuance of up to $675 million of letters of credit. These facilities are uncommitted. As of December 31, 2022, $668 million was issued under these facilities.
Tax Exempt Bonds

	As of December 31,
(In millions, except rates)	2022	2021	Interest Rate %
NRG Indian River Power 2020, tax exempt bonds, due 2040	$57	$57	1.250
NRG Indian River Power 2020, tax exempt bonds, due 2045	190	190	1.250
NRG Dunkirk 2020, tax exempt bonds, due 2042	59	59	1.300
City of Texas City, tax exempt bonds, due 2045	33	33	4.125
Fort Bend County, tax exempt bonds, due 2038	54	54	4.750
Fort Bend County, tax exempt bonds, due 2042	73	73	4.750
Total	$466	$466

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
NRG expects to contribute $83 million to the Company's pension plans in 2023, of which $45 million relates to the GenOn plan.
NRG Defined Benefit Plans
The annual net periodic benefit cost/(credit) related to NRG's pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
(In millions)	2022	2021	2020
Service cost benefits earned	$7	$9	$10
Interest cost on benefit obligation	41	27	38
Expected return on plan assets	(47)	(66)	(61)
Amortization of unrecognized net loss	3	1	5
Settlement/curtailment expense	14	2	—
Net periodic benefit cost/(credit)	$18	$(27)	$(8)

	Year Ended December 31,
	Other Postretirement Benefits
(In millions)	2022	2021	2020
Interest cost on benefit obligation	$2	$2	$3
Amortization of unrecognized prior service cost	(8)	(10)	(14)
Amortization of unrecognized net loss	2	1	1
Curtailment loss	—	1	—
Net periodic benefit credit	$(4)	$(6)	$(10)

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Benefit obligation at January 1	$1,452	$1,489	$105	$90
Acquired benefit obligation from Direct Energy	—	74	—	19
Service cost	7	9	—	—
Interest cost	41	27	2	2
Actuarial gain	(289)	(55)	(11)	—
Employee and retiree contributions	—	—	3	3
Curtailment loss	—	—	—	1
Benefit payments	(171)	(93)	(15)	(10)
Foreign exchange translation	(4)	1	—	—
Benefit obligation at December 31	1,036	1,452	84	105
Fair value of plan assets at January 1	1,336	1,272	—	—
Acquired fair value of plan assets from Direct Energy	—	64	—	—
Actual return on plan assets	(317)	85	—	—
Employee and retiree contributions	—	—	3	3
Employer contributions	—	7	12	7
Benefit payments	(171)	(93)	(15)	(10)
Foreign exchange translation	(4)	1	—	—
Fair value of plan assets at December 31	844	1,336	—	—
Funded status at December 31 — excess of obligation over assets	$(192)	$(116)	$(84)	$(105)
During the year ended December 31, 2022, the actuarial gain of $289 million on pension benefits was primarily driven by increasing discount rates.
During the year ended December 31, 2021, the actuarial gain of $55 million on pension benefits was primarily driven by increasing discount rates and changes in demographic assumptions.
Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Other current liabilities	$—	$—	$7	$7
Other non-current liabilities	192	116	77	98

Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Net loss/(gain)	$110	$52	$(7)	$5
Prior service cost/(credit)	1	2	(12)	(19)
Total accumulated OCI	$111	$54	$(19)	$(14)

Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Net actuarial loss/(gain)	$74	$(72)	$(11)	$—
Amortization of net actuarial loss	(3)	(1)	(2)	(1)
Amortization of prior service cost	—	—	8	10
Effect of settlement/curtailment	(14)	(2)	—	—
Total recognized in OCI	$57	$(75)	$(5)	$9
Net periodic benefit cost/(credit)	18	(27)	(4)	(6)
Net recognized in net periodic pension cost/(credit) and OCI	$75	$(102)	$(9)	$3

The following table presents the balances of significant components of NRG's pension plan:

	As of December 31,
	Pension Benefits
(In millions)	2022	2021
Projected benefit obligation	$1,036	$1,452
Accumulated benefit obligation	1,022	1,423
Fair value of plan assets	844	1,336

NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2022
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$155	$155
Common/collective trust investment — non-U.S. equity	—	65	65
Common/collective trust investment — non-core assets	—	90	90
Common/collective trust investment — fixed income	—	181	181
Short-term investment fund	22	—	22
Subtotal fair value	$22	$491	$513
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			33
Common/collective trust investment — fixed income			220
Common/collective trust investment — non-core assets			55
Partnerships/joint ventures			23
Total fair value			$844

	Fair Value Measurements as of December 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$221	$221
Common/collective trust investment — non-U.S. equity	—	69	69
Common/collective trust investment — non-core assets	—	110	110
Common/collective trust investment — fixed income	—	340	340
Short-term investment fund	13	—	13
Subtotal fair value	$13	$740	$753
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			78
Common/collective trust investment — fixed income			405
Common/collective trust investment — non-core assets			65
Partnerships/joint ventures			35
Total fair value			$1,336
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
The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2022	2021	2022	2021
Discount rate	5.18%	2.89%	5.19%	2.89%
Interest crediting rate	5.21%	3.07%	4.00%	1.94%
Rate of compensation increase	3.06%	3.06%	—%	—%
Health care trend rate	—	—	7.0% grading to 4.4% in 2031	6.8% grading to 4.4% in 2028
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2022	2021	2020	2022	2021	2020
Discount rate	2.89%/4.71%/5.41%	2.55%	3.26%	2.82%	2.81%	3.26%
Interest crediting rate	3.07%	3.13%	3.66%	1.94%	1.62%	2.28%
Expected return on plan assets	4.99%	5.62%	5.93%	—	—	—
Rate of compensation increase	3.06%	3.06%	3.00%	—	—	—
Health care trend rate	—	—	—	6.9% grading to 4.4% in 2028	7.0% grading to 4.4% in 2028	7.5% grading to 4.5% in 2028

NRG uses December 31 of each respective year as the measurement date for the Company's pension and other postretirement benefit plans. The Company sets the discount rate assumptions on an annual basis for each of NRG's defined benefit retirement plans as of December 31. The discount rate assumptions represent the current rate at which the associated liabilities could be effectively settled at December 31. The Company utilizes the Aon AA Above Median, or AA-AM, yield curve and the AON Canada yield curve to select the appropriate discount rate assumption for its retirement plans. The AA-AM yield curve is a hypothetical AA yield curve represented by a series of annualized individual spot discount rates from 6 months to 99 years. Under the AA-AM yield curve, each bond issue used to build this yield curve must be non-callable, and have an average rating of AA when averaging available Moody's Investor Services, Standard & Poor's and Fitch ratings. The AON Canada yield curve is based on high quality corporate bonds. Under the AON Canada yield curve, expected plan cash flows were discounted using the yield curve, and then a single rate is determined which produces an equivalent present value.
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
The target allocations of NRG's pension plan assets were as follows for the year ended December 31, 2022:

U.S. equity	21%
Non-U.S. equity	14%
Non-core assets	18%
Fixed Income	47%
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

NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension	Other Postretirement Benefit
(In millions)	Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
2023	$83	$7	$—
2024	81	7	—
2025	79	6	—
2026	77	6	—
2027	76	6	—
2028-2032	361	27	2
STP Defined Benefit Plans
NRG has a 44% undivided ownership interest in STP, as discussed further in Note 28, Jointly Owned Plants. STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan, as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. The STPNOC defined benefit pension plan was frozen to all employees during 2021.
For the years ended December 31, 2022 and December 31, 2021, NRG reimbursed STPNOC $18 million and $17 million, respectively, for its contribution to the plans. In 2023, NRG expects to reimburse STPNOC $10 million for its contribution to the plan.
The Company has recognized the following in its statement of financial position, statement of operations and accumulated OCI related to its 44% interest in STP:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Funded status — STPNOC benefit plans	$(7)	$(50)	$(13)	$(18)
Net periodic benefit cost/(credit)	2	17	(4)	(4)
Other changes in plan assets and benefit obligations recognized in other comprehensive income	(27)	(51)	1	4
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.
The Company's contributions to these plans were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Company contributions to defined contribution plans	$26	$25	$22

Note 16 — Capital Structure
For the period from December 31, 2019 to December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common shares issued and outstanding for each period presented:

	Common Shares
	Issued	Treasury	Outstanding
Balance as of December 31, 2019	421,890,790	(172,894,601)	248,996,189
Shares issued under ESPP	—	131,469	131,469
Shares issued under LTIPs	1,167,058	—	1,167,058
Share repurchases	—	(6,062,783)	(6,062,783)
Balance as of December 31, 2020	423,057,848	(178,825,915)	244,231,933
Shares issued under ESPP	—	117,392	117,392
Shares issued under LTIPs	489,326	—	489,326
Share repurchases	—	(1,084,752)	(1,084,752)
Balance as of December 31, 2021	423,547,174	(179,793,275)	243,753,899
Shares issued under ESPP	—	142,825	142,825
Shares issued under LTIPs	349,827	—	349,827
Share repurchases	—	(14,685,521)	(14,685,521)
Balance as of December 31, 2022	423,897,001	(194,335,971)	229,561,030
Shares issued under LTIPs	213,208	—	213,208
Balance as of February 15, 2023	424,110,209	(194,335,971)	229,774,238
Common Stock
As of December 31, 2022, NRG had 14,022,916 shares of common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of the long-term incentive plans.
Common stock dividends — The Company declared and paid $0.350, $0.325 and $0.30 quarterly dividend per common share, or $1.40, $1.30 and $1.20 per share on an annualized basis for 2022, 2021 and 2020 respectively.
In the first quarter of 2020, NRG increased the annual dividend to $1.20 from $0.12 per share, as part of a long-term capital allocation policy adopted in the fourth quarter of 2019. In 2021, 2022 and 2023, NRG increased the annual dividend to $1.30, $1.40 and $1.51 per share, respectively, representing an 8% increase each year. The long-term capital allocation policy targets an annual dividend growth rate of 7-9% per share in subsequent years. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
On January 20, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, or $1.51 per share on an annualized basis, payable on February 15, 2023, to stockholders of record as of February 1, 2023.
Employee Stock Purchase Plan — The Company offers participation in the ESPP, which allows eligible employees to elect to withhold between 1% and 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 95% of its market value on the offering date or 95% of the fair market value on the exercise date. An offering date will occur each April 1 and October 1. An exercise date will occur each September 30 and March 31. As of December 31, 2021, there remained 2,493,374 shares of treasury stock reserved for issuance under the ESPP.
Share Repurchases
In December 2021, the Company announced that the Board of Directors authorized $1 billion for share repurchases as part of NRG’s Capital Allocation policy. The program began with $44 million of repurchases in December 2021, and an incremental $601 million was repurchased in 2022. The balance of $355 million under the current program is expected to be repurchased in 2023, subject to the availability of excess cash and full visibility of the achievement of the Company's 2023 targeted credit metrics.
In October 2022, the Company announced its 2023 capital allocation plan which, consistent with NRG's stated strategy of returning 50% of cash available for allocation to shareholders, included $600 million incremental share repurchases to be completed in 2023. In connection with the anticipated Vivint acquisition, the Company updated its 2023 capital allocation plan by reallocating 2023 capital primarily to fund the Vivint acquisition, dividend payments and debt reduction. Following the completion of the Vivint acquisition, the Company plans to further update its 2023 capital allocation plan.

The following table summarizes the shares repurchases made during the years ended December 31, 2020, 2021 and 2022:

	Total number of shares and share equivalents purchased	Average price paid per share and share equivalent	Amounts paid for shares and share equivalents purchased (in millions)
2020 repurchases:
Repurchases	6,062,783		197
Equivalent shares purchased in lieu of tax withholdings on equity compensation issuances(a)	711,248		27
Total Share Repurchases during 2020	6,774,031	$33.05	$224
2021 repurchases:
Repurchases(b)	1,084,752		44
Equivalent shares purchased in lieu of tax withholdings on equity compensation issuances(a)	249,013		9
Total Share Repurchases during 2021	1,333,765	$40.22	$53
2022 repurchases:
Repurchases	14,685,521		595
Equivalent shares purchased in lieu of tax withholdings on equity compensation issuances(a)	151,241		6
Total Share Repurchases during 2022	14,836,762	$40.50	$601
(a)NRG elected to pay cash for tax withholding on equity awards instead of issuing actual shares to management. The average price per equivalent shares withheld was $42.74, $37.50 and $38.23 in 2022, 2021 and 2020, respectively. See Note 21, Stock-Based Compensation, for further discussion of the equity awards
(b)Includes $5 million accrued as of December 31, 2021

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
On June 1, 2022, the Company sold its 49% ownership in the Watson natural gas generating facility for $59 million as further described in Note 4, Acquisitions and Dispositions. On September 14, 2022, the Company sold its 50% ownership in Petra Nova natural gas generating facility. The following table summarizes NRG's equity method investments as of December 31, 2022:

(In millions, except percentages)
Name:	Economic Interest	Investment Balance
Gladstone	37.5%	$128
Ivanpah Master Holdings, LLC(a)	54.5%	—
Midway-Sunset Cogeneration Company	50.0%	5
Total equity investments in affiliates		$133
(a) The equity method of accounting for Ivanpah has been suspended based on losses generated by the project, including the impact of debt service and depreciation
The following table summarizes the undistributed earnings from NRG's equity method investments as of December 31, 2022:

	As of December 31,
(In millions)	2022	2021
Undistributed earnings	$42	$33
Other Equity Investments
Gladstone — Through a joint venture, NRG owns a 37.5% interest in Gladstone, a 1,613 MW coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from local mines in Queensland. NRG and the joint venture participants receive their respective share of revenues directly from the off takers in proportion to the ownership interests in the joint venture. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold to the Queensland Government-owned utility under long-term supply contracts. NRG's investment in Gladstone was $128 million as of December 31, 2022.
Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables LLC, which has entered into financing transactions related to the Receivables Facility as further described in Note 13, Long-term Debt and Finance Leases.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable and Other current assets	$2,108	$939
Current liabilities	152	78
Net assets	$1,956	$861

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
Dilutive effect for equity compensation and other equity instruments — The relative performance stock units, non-vested restricted stock units, market stock units and non-qualified stock options are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. Prior to adoption of ASU 2020-06, there was no dilutive effect for the Convertible Senior Notes due to the Company’s expectation to settle the liability in cash. Upon adoption of ASU 2020-06, on January 1, 2022, the Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period. For the year ended December 31, 2022, there was no dilutive effect for the Convertible Senior Notes since there were no potential share settlements for the period.
The reconciliation of NRG's basic income per share to diluted income per share is shown in the following table:

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Basic income per share attributable to NRG Energy, Inc;
Net income attributable to NRG Energy, Inc. common stockholders	$1,221	$2,187	$510
Weighted average number of common shares outstanding-basic	236	245	245
Income per weighted average common share — basic	$5.17	$8.93	$2.08
Diluted income per share attributable to NRG Energy, Inc;
Net income attributable to NRG Energy, Inc. common stockholders	$1,221	$2,187	$510
Weighted average number of common shares outstanding-basic	236	245	245
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	—	1
Weighted average number of common shares outstanding-diluted	236	245	246
Income per weighted average common share — diluted	$5.17	$8.93	$2.07
As of December 31, 2022, 2021 and 2020, the Company had an insignificant number of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted income per share.

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
The Company had no customer that comprised more than 10% of the Company's consolidated revenues during the years ended December 31, 2022, 2021 and 2020.
Intersegment sales are accounted for at market.

	For the Year Ended December 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate(a)	Eliminations	Total
Revenues(a)	$10,057	$16,763	$4,706	$—	$17	$31,543
Operating expenses	8,495	16,031	4,108	86	17	28,737
Depreciation and amortization	310	208	85	31	—	634
Impairment losses	—	206	—	—	—	206
Total operating cost and expenses	8,805	16,445	4,193	117	17	29,577
Gain on sale of assets	10	—	45	(3)	—	52
Operating income	1,262	318	558	(120)	—	2,018
Equity in (losses)/earnings of unconsolidated affiliates	(2)	—	8	—	—	6
Other income, net	5	10	3	54	(16)	56
Interest expense	—	(1)	(32)	(400)	16	(417)
Income/(loss) before income taxes	1,265	327	537	(466)	—	1,663
Income tax expense	—	1	57	384	—	442
Net income/(loss)	$1,265	$326	$480	$(850)	$—	$1,221

Balance sheet
Equity investments in affiliates	$—	$—	$133	$—	$—	$133
Capital expenditures	273	7	37	50	—	367
Goodwill	710	723	217	—	—	1,650
Total assets	$11,475	$19,526	$8,139	$35,780	$(45,774)	$29,146

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$4	$(26)	$5	$—	$—	$(17)

	For the Year Ended December 31, 2021
(In millions)	Texas	East	West/Services/Other	Corporate(a)	Eliminations	Total
Revenues(a)	$10,295	$13,025	$3,659	$—	$10	$26,989
Operating expenses	8,692	10,256	3,467	141	10	22,566
Depreciation and amortization	336	333	88	28	—	785
Impairment losses	—	535	9	—	—	544
Total operating cost and expenses	9,028	11,124	3,564	169	10	23,895
Gain on sale of assets	19	—	17	211	—	247
Operating income	1,286	1,901	112	42	—	3,341
Equity in (losses)/earnings of unconsolidated affiliates	(3)	—	20	—	—	17
Other income, net	8	7	3	59	(14)	63
Loss on debt extinguishment	—	—	—	(77)	—	(77)
Interest expense	(1)	(1)	(28)	(469)	14	(485)
Income/(loss) before income taxes	1,290	1,907	107	(445)	—	2,859
Income tax expense	—	—	19	653	—	672
Net income/(loss)	$1,290	$1,907	$88	$(1,098)	$—	$2,187

Balance sheet
Equity investments in affiliates	$—	$—	$157	$—	$—	$157
Capital expenditures	153	50	21	45	—	269
Goodwill	716	853	226	—	—	1,795
Total assets	$12,271	$13,645	$4,673	$19,051	$(26,458)	$23,182

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$5	$(18)	$3	$—	$—	$(10)

	For the Year Ended December 31, 2020
(In millions)	Texas	East	West/Services/Other	Corporate(a)	Eliminations	Total
Revenues(a)	$6,312	$2,249	$536	$—	$(4)	$9,093
Operating expenses	5,251	1,755	422	57	(4)	7,481
Depreciation and amortization	233	132	36	34	—	435
Impairment losses	14	—	61	—	—	75
Total operating cost and expenses	5,498	1,887	519	91	(4)	7,991
(Loss)/gain on sale of assets	—	—	(2)	5	—	3
Operating income/(loss)	814	362	15	(86)	—	1,105
Equity in (losses)/earnings of unconsolidated affiliates	(12)	—	29	—	—	17
Impairment losses on investments	(18)	—	—	—	—	(18)
Other income, net	11	7	8	41	—	67
Loss on debt extinguishment	—	(4)	(5)	—	—	(9)
Interest expense	—	(14)	(3)	(384)	—	(401)
Income/(loss) before income taxes	795	351	44	(429)	—	761
Income tax (benefit)/expense	—	(1)	2	250	—	251
Net income/(loss)	$795	$352	$42	$(679)	$—	$510

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$6	$(6)	$4	$—	$—	$4

Note 20 — Income Taxes
The income tax provision consisted of the following amounts:

	Year Ended December 31,
(In millions, except effective income tax rate)	2022	2021	2020
Current
U.S. Federal	$3	$—	$—
State	65	48	22
Foreign	3	3	4
Total — current	71	51	26
Deferred
U.S. Federal	258	569	168
State	59	36	60
Foreign	54	16	(3)
Total — deferred	371	621	225
Total income tax expense	$442	$672	$251
Effective income tax rate	26.6%	23.5%	33.0%
The IRA enacted on August 16, 2022, introduced new provisions including a 15% corporate book minimum tax and a 1% excise tax on net share repurchases with both taxes effective beginning in fiscal year 2023 for NRG. The Company will continue to evaluate the impact of the corporate book minimum tax when the U.S. Treasury and the IRS release further guidance. Additionally, the IRA establishes a production tax credit associated with existing nuclear facilities which begins in 2024 and terminates at the end of 2031. The production tax credit will fully apply when gross revenues are at or below $25 per MWh and phases out completely at $43.75 per MWh. The U.S. Treasury is in the process of defining the methods by which gross revenues may be calculated pursuant to the IRA.
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
The following represented the domestic and foreign components of income before income taxes:

	Year Ended December 31,
(In millions)	2022	2021	2020
U.S.	$1,436	$2,759	$749
Foreign	227	100	12
Total	$1,663	$2,859	$761

Reconciliations of the U.S. federal statutory tax rate to NRG's effective tax rate were as follows:

	Year Ended December 31,
(In millions, except effective income tax rate)	2022	2021	2020
Income before income taxes	$1,663	$2,859	$761
Tax at federal statutory tax rate	349	600	160
Foreign rate differential	7	(3)	—
State taxes	69	111	18
Permanent differences	17	8	8
Changes in valuation allowance	(3)	(29)	24
Deferred impact of state tax rate changes	14	(10)	2
Recognition of uncertain tax benefits	8	(10)	3
Carbon capture tax credits	(19)	—	—
Return to provision adjustments	—	5	36
Income tax expense	$442	$672	$251
Effective income tax rate	26.6%	23.5%	33.0%
For the year ended December 31, 2022, NRG's effective income tax rate was higher than the federal statutory tax rate of 21% primarily due to state tax expense partially offset by the recognition of carbon capture tax credits.
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

The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Deferred compensation, accrued vacation and other reserves	$93	$114
Difference between book and tax basis of property	399	436
Pension and other postretirement benefits	62	65
Equity compensation	8	7
Allowance for credit losses	33	168
U.S. Federal net operating loss carryforwards	1,717	1,773
Foreign net operating loss carryforwards	104	112
State net operating loss carryforwards	315	328
Federal and state tax credit carryforwards	393	384
Federal benefit on state uncertain tax positions	5	3
Interest disallowance carryforward per §163(j) of the Tax Act	65	6
Inventory obsolescence	10	9
U.S. capital loss	15	—
Other	22	15
Total deferred tax assets	3,241	3,420
Deferred tax liabilities:
Emissions allowances	19	20
Derivatives	874	591
Goodwill	26	40
Intangibles amortization (excluding goodwill)	269	363
Equity method investments	82	62
Convertible Debt	—	14
Total deferred tax liabilities	1,270	1,090
Total deferred tax assets less deferred tax liabilities	1,971	2,330
Valuation allowance	(224)	(248)
Total net deferred tax assets, net of valuation allowance	$1,747	$2,082
The following table summarizes NRG's net deferred tax position as presented in the consolidated balance sheets:

	As of December 31,
(In millions)	2022	2021
Deferred tax asset	$1,881	$2,155
Deferred tax liability	(134)	(73)
Net deferred tax asset	$1,747	$2,082
The primary drivers for the decrease in the net deferred tax asset from $2.1 billion as of December 31, 2021 to $1.7 billion as of December 31, 2022 is an increase in unrealized mark-to-market book gains on derivative instruments.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of December 31, 2022 and 2021, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.0 billion and $2.3 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of December 31, 2022 as discussed below.
NOL carryforwards — As of December 31, 2022, the Company had tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.7 billion and $315 million, respectively. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $104 million. The majority of NRG's NOL carryforwards have no expiration date.

 Valuation allowance — As of December 31, 2022, the Company's tax-effected valuation allowance was $224 million, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.
Taxes Receivable and Payable
As of December 31, 2022, NRG recorded a current net federal receivable of $5 million and a current net foreign receivable of $13 million due to filings of Canadian amended returns as well as prepayments of estimated taxes.
Uncertain tax benefits
NRG has identified uncertain tax benefits with after-tax value of $22 million and $13 million as of December 31, 2022 and 2021, for which NRG has recorded a non-current tax liability of $24 million and $14 million, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company recognized $1 million of interest expense for the year ended December 31, 2022, an immaterial amount for the year ended 2021 and $1 million for the year ended 2020. As of December 31, 2022 and 2021, NRG had cumulative interest and penalties related to these uncertain tax benefits of $2 million and $1 million, respectively.
Tax jurisdictions — NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2014.
The following table summarizes uncertain tax benefits activity:

	As of December 31,
(In millions)	2022	2021
Balance as of January 1	$13	$15
Increase due to current year positions	9	4
Increase due to acquired balance from Direct Energy	—	9
Settlements, payments and statute closure	—	(15)
Uncertain tax benefits as of December 31	$22	$13

Note 21 — Stock-Based Compensation
NRG Energy, Inc. Long-Term Incentive Plan
On April 27, 2017, the NRG LTIP was amended to increase the number of shares available for issuance by 3,000,000. As of December 31, 2022 and 2021, a total of 25,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP. There were 8,179,771 and 8,871,874 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2022 and 2021, respectively. The NRG LTIP is subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock.
Restricted Stock Units
As of December 31, 2022, RSUs granted under the Company's LTIPs typically have three-year graded vesting schedules beginning on the grant date. Fair value of the RSUs granted during 2022 and 2021 is derived from the closing price of NRG common stock on the grant date. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2021	669,952	$38.69
Granted	530,565	41.26
Forfeited	(43,601)	41.09
Vested	(299,999)	38.36
Non-vested at December 31, 2022	856,917	40.25
The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $10 million, $12 million and $17 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $41.26, $39.00 and $38.05, respectively.

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
The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2021	384,128	$26.11
Granted	52,865	45.49
Converted to Common Stock	(18,979)	39.27
Outstanding at December 31, 2022	418,014	27.63

The aggregate intrinsic values for DSUs outstanding as of December 31, 2022, 2021 and 2020 were approximately $13 million, $17 million and $13 million, respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2022, 2021 and 2020 were $1 million, $1 million and $2 million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2022, 2021 and 2020 was $45.49, $32.27 and $35.59, respectively.
Relative Performance Stock Units
RPSUs entitle the recipient to stock upon vesting. The amount of the award is subject to the Company's achievement of certain performance measures over the vesting period. RPSUs are restricted grants where the quantity of shares increases and decreases alongside the Company's Total Shareholder Return, or TSR, relative to the TSR of the Company's current proxy peer group and the total returns of select indexes, or Peer Group. For RPSU's granted in 2022 and forward, the peer group consists of the companies that comprise the Standard & Poor’s 500 Index on the first day of the performance period. Each RPSU represents the potential to receive NRG common stock after the completion of the performance period, typically three years of service from the date of grant. The number of shares of NRG common stock to be paid (if any) as of the vesting date for each RPSU will depend on the Company’s percentile rank within the Peer Group. The number of shares of common stock to be paid as of the vesting date for each RPSU is linearly interpolated for TSR performance between the following points: (i) 0% if ranked below the 25th percentile; (ii) 25% if ranked at the 25th percentile; (iii) 100% if ranked at the 55th percentile (or the 65th percentile if the Company's absolute TSR is less than negative 15%); and (iv) 200% if ranked at the 75th percentile or above.
The following table summarizes the Company's non-vested RPSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
Non-vested at December 31, 2021	730,505	$47.40
Granted	291,852	57.41
Forfeited	(54,392)	46.68
Vested	(172,630)	45.77
Non-vested at December 31, 2022	795,335	50.23
The weighted average grant date fair value of RPSUs granted during the years ended December 31, 2022, 2021 and 2020, was $57.41, $46.78 and $23.75, respectively.
The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's RPSUs are summarized below:

	2022	2021(a)	2020
	RPSUs	RPSUs	RPSUs
Expected volatility	37.54%	34.05%	30.15%
Expected term (in years)	3	3	3
Risk free rate	0.97%	0.17%	1.58%
(a)Assumptions pertain to the main award granted in January 2021. Additional 60,815 RPSUs were granted in September 2021 with a risk free rate of 0.42% and expected volatility of 37.38%

For the years ended December 31, 2022 and 2021, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the RPSU, which equals the vesting period.
Non-Qualified Stock Options
All NQSOs granted under the Company's LTIP were fully vested as of December 31, 2022, 2021 and 2020. No NQSOs were granted in 2022, 2021 or 2020. Of the 17,870 NQSOs that were outstanding at December 31, 2021, 14,477 were exercised during the year ended December 31, 2022 and 3,393 expired. No compensation expense was recognized during 2022, 2021 or 2020 related to NQSOs.
Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented, as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2022, for each of the types of awards issued under the LTIPs. Minimum tax withholdings of $6 million, $9 million, and $27 million for the years ended December 31, 2022, 2021, and 2020, respectively, are reflected as a reduction to additional paid-in capital on the Company's consolidated balance sheets.

				Non-vested Compensation Cost
(In millions, except weighted average data)	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31,			As of December 31,
Award	2022	2021	2020	2022	2022
RSUs	$15	$9	$9	$17	1.75
DSUs	2	2	2	—	0.00
RPSUs	11	9	10	13	1.16
PRSUs(a)	6	7	6	7	1.45
Total	$34	$27	$27	$37
Tax detriment/(benefit) recognized	$3	$2	$(9)
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Year Ended December 31,
(In millions)	2022	2021	2020
Revenues from Related Parties Included in Revenues
Gladstone	$4	$4	$4
Ivanpah(a)	42	39	43
Midway-Sunset	6	6	5
Total	$52	$49	$52
(a)Includes fees under project management agreements with each project company

Note 23 — Commitments and Contingencies
Certain Fuel and Transportation Commitments
NRG has entered into long-term contractual arrangements to procure certain fuel and transportation services for the Company's generation assets.
As of December 31, 2022, the Company's minimum commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2023	$110
2024	71
2025	83
2026	54
2027	78
Thereafter	56
Total(a)	$452
(a)Actual fuel and transportation purchases are significantly higher than these estimated minimum unconditional long-term firm commitments with remaining term in excess of one year
For the years ended December 31, 2022, 2021 and 2020, the costs of certain fuel and transportation were $736 million, $584 million and $479 million, respectively.
Purchased Energy Commitments
NRG has long-term contractual commitments related to electricity and natural gas products, including power purchases, gas transportation and storage of various quantities and durations. These contracts are not included in the consolidated balance sheet as of December 31, 2022. Minimum purchase commitment obligations are as follows as of December 31, 2022:

Period	(In millions)
2023	$908
2024	1,050
2025	662
2026	396
2027	296
Thereafter	987
Total(a)	$4,299
(a)Actual energy purchases are significantly higher than these estimated minimum unconditional long-term firm commitments with remaining term in excess of one year. The year ending 2023 does not include an additional $1.5 billion of short-term commitments
For the years ended December 31, 2022, 2021 and 2020, the costs of purchased energy were $18.8 billion, $12.8 billion and $1.8 billion, respectively.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of December 31, 2022, hedges under the first lien were out-of-the-money for NRG on a counterparty aggregate basis.
Nuclear Insurance
STP maintains required insurance coverage for liability claims arising from nuclear incidents pursuant to the Price-Anderson Act. The current liability limit per incident is $13.7 billion, subject to change to account for the effects of inflation and the number of licensed reactors. An inflation adjustment must be made at least once every five years with the next adjustment expected to be effective no later than November 1, 2023. Under the Price-Anderson Act, owners of nuclear power plants in the U.S. are required to purchase primary insurance limits of $450 million for each operating site. In addition, the Price-Anderson Act requires an additional layer of protection through mandatory participation in a retrospective rating plan for power reactors resulting in an additional $13.2 billion in funds available for public liability claims. The current maximum assessment per incident, per reactor, is approximately $138 million, taking into account a 5% adjustment for administrative fees, payable at approximately $21 million per reactor, per incident, per year. NRG would be responsible for 44% of the maximum assessment, or $9 million per reactor, per incident, per year, and a maximum of $61 million per incident, per reactor. In addition, the U.S. Congress retains the ability to impose additional financial requirements on the nuclear industry to pay liability claims that exceed $13.7 billion for a single incident. The liabilities of the co-owners of STP with respect to the retrospective premium assessments for nuclear liability insurance are joint and several.
STP purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Limited, or NEIL, and European Mutual Association for Nuclear Insurance, or EMANI, both of which are industry mutual insurance companies, of which STP is a member. STP has purchased $2.8 billion in limits for nuclear events and $1.0 billion in limits for non-nuclear events. The nuclear event limit remains the maximum available from NEIL. The upper $1.3 billion in nuclear events limits (excess of the first $1.5 billion in nuclear events limits) is a single limit blanket policy shared with two Diablo Canyon nuclear reactors, which have no affiliation with the Company. This shared limit is not subject to automatic reinstatement in the event of a loss. The NEIL primary policy covers both nuclear and non-nuclear property damage events, and a NEIL companion policy provides Accidental Outage coverage for the co-owners of STP's lost revenue following a property damage event, at a weekly indemnity limit of $3 million per unit up to a maximum of $274 million nuclear per unit and $183 million non-nuclear per unit, and is subject to an eight-week waiting period. NRG also purchases an Accidental Outage policy from NEIL, which provides protection for lost revenue due to an insurable event. This coverage allows for reimbursement up to $2 million per week per unit up to a maximum of $216 million nuclear and $144 million non-nuclear, and is subject to an eight-week waiting period. Accidental Outage coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. Under the terms of the NEIL and EMANI policies, member companies may be assessed up to ten and six times their annual premiums, respectively, if the NEIL or EMANI Board of Directors determines their surplus has been depleted due to the payment of property losses at any of the licensed reactors in a single policy year. NEIL and EMANI require that their members maintain an investment grade credit rating or ensure their annual retrospective obligation by providing a financial guarantee, letter of credit, deposit premium, or an insurance policy. NRG has purchased an insurance policy from NEIL and EMANI to guarantee the Company's obligation; however note the NEIL aspect of this insurance will only respond to retrospective premium adjustments assessed within twenty-four months after the policy term, whereas NEIL's Board of Directors can make such an adjustment up to 6 years after the policy expires. All insurance coverage is subject to various sub limits and significant deductibles.
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

Consumer Lawsuits
Similar to other energy service companies operating in the industry, from time-to-time, the Company and/or its subsidiaries may be subject to consumer lawsuits in various jurisdictions where they sell natural gas and electricity.
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
XOOM Energy
XOOM Energy is a defendant in a putative class action lawsuit pending in New York. This case is in the summary judgment phase.
Direct Energy
There are four putative class actions pending against Direct Energy: (1) Linda Stanley v. Direct Energy (S.D.N.Y Apr. 2019) - The parties mediated in June 2021 and agreed on a settlement. In April 2022, the Court granted final approval of the settlement, which was primarily paid during the second quarter of 2022. This matter is complete and final; (2) Martin Forte v. Direct Energy (N.D.N.Y. Mar. 2017) - In December 2017, the Court granted Direct Energy's Motion for summary judgment effectively ending the matter at the district court level. Forte appealed. Direct Energy participated in oral argument on January 12, 2023. The Second Circuit Court of Appeals recently issued an opinion in Direct Energy's favor; (3) Richard Schafer v. Direct Energy (W.D.N.Y. Dec. 2019; on appeal 2nd Cir. N.Y.) - The Second Circuit sent the matter back to the trial court in December 2021. After discovery, Direct Energy filed summary judgement. Direct Energy won summary judgment and Schafer appealed. The parties are now briefing the appeal. Given the result in the Forte case, the trial court's summary judgment will be upheld and Direct Energy is expected to prevail; and (4) Andrew Gant v. Direct Energy and NRG (D.N.J. Aug. 2022) - Direct Energy and NRG filed a Motion to Dismiss on October 18, 2022.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the Plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On October 19, 2022, Direct Energy filed a Motion to Transfer Venue asking the Court to transfer the case to the Southern District where the Burk case was filed. Direct Energy will await the court's ruling before moving forward with written discovery; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed. The Court held oral arguments on January 17, 2023. Direct Energy anticipates a ruling within the next six months.
Winter Storm Uri Lawsuits
The Company has been named in certain property damage and wrongful death claims that have been filed in connection with Winter Storm Uri in its capacity as a generator and a REP. Most of the lawsuits related to Winter Storm Uri are consolidated into a single multi-district litigation matter in Harris County District Court. NRG's REPs have since been severed from the multi-district litigation and will be seeking dismissal in any remaining cases. As a power generator, the Company is named in various cases with claims ranging from: wrongful death; personal injury only; property damage and personal injury; property damage only; and subrogation. The case is currently stayed pending appeal by other parties on other issues. The Company intends to vigorously defend these matters.

Indemnifications and Other Contractual Arrangements
Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against LaGen in the United States District Court for the Middle District of Louisiana. The plaintiffs claimed breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs sought damages for the alleged improper charges and a declaration as to which charges were proper under the contract. In February 2020, the federal court dismissed this lawsuit without prejudice for lack of subject matter jurisdiction. On March 17, 2020, plaintiffs filed a lawsuit in the Nineteenth Judicial District Court for the Parish of East Baton Rouge in Louisiana alleging substantially the same matters. On February 4, 2019, NRG sold the South Central Portfolio, including the entities subject to this litigation. However, NRG has agreed to indemnify the purchaser for certain losses suffered in connection therewith.

Note 24 — Regulatory Matters
NRG operates in a highly regulated industry and is subject to regulation by various federal, state and provincial agencies. As such, NRG is affected by regulatory developments at the federal, state and provincial levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which NRG participates. These power markets are subject to ongoing legislative and regulatory changes that may impact NRG's wholesale and retail operations.
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
Cross-State Air Pollution Rule ("CSAPR") — In April 2022, the EPA proposed revising the CSAPR to address the good-neighbor provisions of the 2015 ozone NAAQS. If the rule were finalized as proposed, it would apply to 25 states (including Texas) beginning in 2023. In 2023, the revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would have emission budgets based on NOx emission rates that the EPA says are achievable by existing controls at power plants. Starting in 2026, the NOx budgets would be reduced significantly based on levels achievable if SCR controls were installed at coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for retirements, changes to operations and new units. The proposal also contemplates heightened surrender requirements for units that exceed certain NOx emission rate thresholds. The Company cannot predict the outcome of this proposed revision and anticipates that this rulemaking will be subject to legal challenges after it is finalized. The EPA anticipates finalizing the revised rule in Spring 2023.

Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash, and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. The Company anticipates that the EPA will release a proposed rule in the first half of 2023. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Close Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing impoundments with an alternative liner. NRG anticipates further rulemaking related to the Federal Permit Program and legacy surface impoundments.

Note 26 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
(In millions)	2022	2021	2020
Interest paid, net of amount capitalized	$383	$433	$340
Income taxes paid, net of refunds	66	32	24
Non-cash investing activities:
Decreases to fixed assets for accrued capital expenditures	(68)	(16)	(6)

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
The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
(In millions)	2022
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2021 Total
Letters of credit and surety bonds	$5,211	$—	$—	$—	$5,211	$4,095
Asset sales guarantee obligations	270	25	34	80	409	414
Other guarantees	—	—	—	15	15	93
Total guarantees	$5,481	$25	$34	$95	$5,635	$4,602

Letters of credit and surety bonds — As of December 31, 2022, NRG and its consolidated subsidiaries were contingently obligated for a total of $5.2 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.
The material indemnities, within the scope of ASC 460, are as follows:
Asset sales — The purchase and sale agreements which govern NRG's asset or share investments and divestitures customarily contain guarantees and indemnifications of the transaction to third parties. The contracts indemnify the parties for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party, changes in tax laws or for pre-existing environmental matters. These obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or estimate at the time of the transaction. In several cases, the contract limits the liability of the indemnifier. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations included in the table above, except for the California property tax indemnity for estimated increases in California property taxes of certain solar properties that the Company agreed to indemnify NRG Yield for, as part of the agreement to sell NRG Yield and the Renewables Platform. The California property tax indemnity is estimated to be $141 million as of December 31, 2022 and is included in the above table under asset sales guarantee obligations.
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
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facilities:

(In millions unless otherwise stated)
As of December 31, 2022	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
South Texas Project Units 1 and 2, Bay City, TX	44.00%	$478	$(235)	$7
Cedar Bayou Unit 4, Baytown, TX	50.00%	229	(118)	7

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for credit losses, deducted from accounts receivable
Year Ended December 31, 2022	$683	$11	$—	$(561)	(a)	$133
Year Ended December 31, 2021	67	698	112	(194)	(a)	683
Year Ended December 31, 2020	43	108	—	(84)	(a)	67
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2022	$248	$(20)	$(4)	$—		$224
Year Ended December 31, 2021	266	(29)	11	—		248
Year Ended December 31, 2020	242	24	—	—		266
(a) Represents principally net amounts charged as uncollectible

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.	Incorporated herein by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed on November 19, 2003.
2.2
First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.
Incorporated herein by reference to Exhibit 99.2 to the Registrant's current report on Form 8-K filed on November 19, 2003.
2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on October 3, 2005.
2.4	Asset Purchase Agreement, dated October 18, 2013, by and among NRG Energy, Inc., Edison Mission Energy and NRG Energy Holdings Inc.	Incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s current report on Form 8-K filed on October 21, 2013.
2.5	Third Amended Joint Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 18, 2017.
2.6†^	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc. and NRG Repowering Holdings LLC, and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 2.9 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.7^	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Energy, Inc., NRG South Central Generating LLC, and Cleco Energy LLC.	Incorporated herein by reference to Exhibit 2.10 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.8‡	Purchase and Sale Agreement dated as of February 28, 2021 by and between NRG Energy, Inc., and Generation Bridge Acquisition, LLC, as a Purchaser	Incorporated herein by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-Q filed on May 6, 2021.
2.9^	Agreement and Plan of Merger dated as of December 6, 2022, by and among the Company, Merger Sub and Vivint.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2022.
3.1	Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q filed on May 3, 2012.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.3	Sixth Amended and Restated By-Laws.	Incorporated herein by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed on December 2, 2022.
4.1	Specimen of Certificate representing common stock of NRG Energy, Inc.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's quarterly report on Form 10-Q filed on August 4, 2006.
4.2	Second Supplemental Indenture, dated as of July 19, 2016, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on July 25, 2016.
4.3	Third Supplemental Indenture, dated August 2, 2016, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 3, 2016.
4.4	Form of 6.625% Senior Note due 2027.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on August 3, 2016.
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
Incorporated herein by reference to Exhibit 4.52 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.53
Supplemental Indenture (Additional Subsidiary Guarantees-2.750% Convertible Senior Notes due 2048) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.53 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.54
Supplemental Indenture (Additional Subsidiary Guarantees-1.841% Senior Secured First Lien Notes due 2023) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Deutsche Bank Trust Company Americas as trustee.
Incorporated herein by reference to Exhibit 4.54 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.55
Supplemental Indenture (Additional Subsidiary Guarantees-6.625% Senior Notes due 2027) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.55 to the Registrant's annual report on Form 10-K filed on February 24, 2022.

4.56
Supplemental Indenture (Additional Subsidiary Guarantees-5.750% Senior Notes due 2028) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.56 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.57
Supplemental Indenture (Additional Subsidiary Guarantees-5.250% Senior Notes due 2029) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.57 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.58
Supplemental Indenture (Additional Subsidiary Guarantees-3.375% Senior Notes due 2029 and 3.625% Senior Notes due 2031) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Deutsche Bank Trust Company Americas as trustee.
Incorporated herein by reference to Exhibit 4.58 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.59
Supplemental Indenture (Additional Subsidiary Guarantees-3.750% Senior Secured First Lien Notes due 2024 and 4.450% Senior Secured First Lien Notes due 2029) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.59 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.60
Supplemental Indenture (Additional Subsidiary Guarantees-2.000% Senior Secured First Lien Notes due 2025 and 2.450% Senior Secured First Lien Notes due 2027) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Deutsche Bank Trust Company Americas as trustee.
Incorporated herein by reference to Exhibit 4.60 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.61
Supplemental Indenture (Additional Subsidiary Guarantees-3.875% Senior Notes due 2032) dated February 17, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Deutsche Bank Trust Company Americas as trustee.
Incorporated herein by reference to Exhibit 4.61 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.62
 Sixth Amendment to Second Amended and Restated Credit Agreement, dated February 14, 2023, by and among NRG Energy, Inc., its subsidiaries party thereto, the lenders and issuing banks party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as collateral trustee.
Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2023.
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
Incorporated herein by reference to Exhibit 4.9 to the Registrant's quarterly report on Form 10-Q filed on August 5, 2021.
10.21*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Chief Executive Officer	Incorporated herein by reference to Exhibit 10.21 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
10.22*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Executive Vice Presidents	Incorporated herein by reference to Exhibit 10.22 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
10.23*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Incorporated herein by reference to Exhibit 10.23 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
10.24
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

10.25
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
10.26
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
Incorporated herein by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on August 1, 2022.
21.1	Subsidiaries of NRG Energy, Inc.	Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney	Included on signature page
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Alberto Fornaro.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Emily Picarello.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
95.1	Mine Safety Disclosure	Filed herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

*	Exhibit relates to compensation arrangements.
†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
^	This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
‡	Portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the registrant if publicly disclosed. Information that has been omitted has been noted in this document with a placeholder identified by the mark “[***]”.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 23, 2023

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 23, 2023.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	President, Chief Executive Officer and	February 23, 2023
Mauricio Gutierrez	Director (Principal Executive Officer)
/s/ ALBERTO FORNARO	Chief Financial Officer	February 23, 2023
Alberto Fornaro	(Principal Financial Officer)
/s/ EMILY PICARELLO	Corporate Controller	February 23, 2023
Emily Picarello	(Principal Accounting Officer)
/s/ LAWRENCE S. COBEN	Chair of the Board	February 23, 2023
Lawrence S. Coben
/s/ E. SPENCER ABRAHAM	Director	February 23, 2023
E. Spencer Abraham
/s/ ANTONIO CARRILLO	Director	February 23, 2023
Antonio Carrillo
/s/ MATTHEW CARTER, JR.	Director	February 23, 2023
Matthew Carter, Jr.
/s/ HEATHER COX	Director	February 23, 2023
Heather Cox
/s/ ELISABETH B. DONOHUE	Director	February 23, 2023
Elisabeth B. Donohue
/s/ PAUL W. HOBBY	Director	February 23, 2023
Paul W. Hobby
/s/ ALEXANDRA PRUNER	Director	February 23, 2023
Alexandra Pruner
/s/ ANNE C. SCHAUMBURG	Director	February 23, 2023
Anne C. Schaumburg
/s/ THOMAS H. WEIDEMEYER	Director	February 23, 2023
Thomas H. Weidemeyer