Form 10-Q
period 2023-03-31
NRG ENERGY, INC.
filed 2023-05-04
CIK 1013871

Draft 4                                                04/21/2023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	March 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of April 30, 2023, there were 230,232,374 shares of common stock outstanding, par value $0.01 per share.

Draft 4                                                04/21/2023

TABLE OF CONTENTS

Draft 4                                                04/21/2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates," "should," "forecasts," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond NRG's control, that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are not guarantees of future results. These factors, risks and uncertainties include the factors described under Risk Factors, in Part II, Item 1A of this Form 10-Q and the following:
•Business uncertainties related to NRG's ability to integrate the operations of Vivint with its own;
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
•NRG's ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives; and
•NRG's ability to develop and maintain successful partnering relationships as needed.

Draft 4                                                04/21/2023

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

Draft 4                                                04/21/2023

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2022 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2022
ACE	Affordable Clean Energy
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	As of March 31, 2023, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a natural gas-fueled plant located in Deweyville, Texas in which NRG is leasing back through May 2025
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels and purchased energy and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hour
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
HLW	High-level radioactive waste
ICE	Intercontinental Exchange

Draft 4                                                04/21/2023

IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LSEs	Load Serving Entities
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the NRG Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rate	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)
ORDC	Operating Reserve Demand Curve
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $1.0 billion accounts receivables securitization facility due 2023, which was last amended on July 26, 2022

Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the Renewable Energy Certificates or other similar environmental attributes generated by such facility, couple with the associated power generated by that facility
REP	Retail electric provider
Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2023, which was last amended on July 26, 2022

Draft 4                                                04/21/2023

Revolving Credit Facility	The Company's $4.3 billion revolving credit facility due 2028, was last amended on March 13, 2023
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes
As of March 31, 2023, NRG's $4.6 billion outstanding unsecured senior notes consisting of $375 million of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028, $733 million of the 5.25% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031 and $1.1 billion of the 3.875% senior notes due 2032

Senior Secured First Lien Notes
As of March 31, 2023, NRG’s $3.4 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024, $500 million of the 2.0% Senior Secured First Lien Notes due 2025, $900 million of the 2.45% Senior Secured First Lien Notes due 2027, $500 million of the 4.45% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition and the Goal Zero business
SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
TDSP	Transmission/distribution service provider
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
VaR	Value at Risk
VIE	Variable Interest Entity
Vivint	Vivint Smart Home, Inc.
Winter Storm Elliott	A major winter storm that had impacts across the majority of the United States and parts of Canada occurring in December 2022
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

Draft 4                                                04/21/2023

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2023	2022
Revenue
Revenue	$7,722	$7,896
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	8,778	4,930
Depreciation and amortization	190	183
Selling, general and administrative costs	426	347
Acquisition-related transaction and integration costs	71	8
Total operating costs and expenses	9,465	5,468
Gain/(loss) on sale of assets	199	(3)
Operating (Loss)/Income	(1,544)	2,425
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	5	(15)
Other income, net	16	—
Interest expense	(148)	(103)
Total other expense	(127)	(118)
(Loss)/Income Before Income Taxes	(1,671)	2,307
Income tax (benefit)/expense	(336)	571
Net (Loss)/Income	$(1,335)	$1,736
Less: Cumulative dividends attributable to Series A Preferred Stock	4	—
Net (Loss)/Income Available for Common Stockholders	$(1,339)	$1,736
(Loss)/Income per Share
Weighted average number of common shares outstanding — basic and diluted	230	242
(Loss)/Income per Weighted Average Common Share —Basic and Diluted	$(5.82)	$7.17
See accompanying notes to condensed consolidated financial statements.

Draft 4                                                04/21/2023

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Net (Loss)/Income	$(1,335)	$1,736
Other Comprehensive Income
Foreign currency translation adjustments	1	9
Defined benefit plans	—	(1)
Other comprehensive income	1	8
Comprehensive (Loss)/Income	$(1,334)	$1,744
See accompanying notes to condensed consolidated financial statements.

Draft 4                                                04/21/2023

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In millions, except share data and liquidation preference on preferred stock)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$407	$430
Funds deposited by counterparties	330	1,708
Restricted cash	32	40
Accounts receivable, net	3,519	4,773
Inventory	722	751
Derivative instruments	4,400	7,886
Cash collateral paid in support of energy risk management activities	293	260
Prepayments and other current assets	505	383
Total current assets	10,208	16,231
Property, plant and equipment, net	1,835	1,692
Other Assets
Equity investments in affiliates	136	133
Operating lease right-of-use assets, net	247	225
Goodwill	5,343	1,650
Intangible assets, net	4,419	2,132
Nuclear decommissioning trust fund	879	838
Derivative instruments	3,350	4,108
Deferred income taxes	2,925	1,881
Other non-current assets	354	256
Total other assets	17,653	11,223
Total Assets	$29,696	$29,146

Draft 4                                                04/21/2023

	March 31, 2023	December 31, 2022
(In millions, except share data and liquidation preference on preferred stock)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$971	$63
Current portion of operating lease liabilities	94	83
Accounts payable	2,330	3,643
Derivative instruments	4,350	6,195
Cash collateral received in support of energy risk management activities	330	1,708
Deferred revenue current	688	176
Accrued expenses and other current liabilities	1,563	1,114
Total current liabilities	10,326	12,982
Other Liabilities
Long-term debt and finance leases	11,332	7,976
Non-current operating lease liabilities	196	180
Nuclear decommissioning reserve	344	340
Nuclear decommissioning trust liability	514	477
Derivative instruments	1,893	2,246
Deferred income taxes	133	134
Deferred revenue non-current	848	10
Other non-current liabilities	1,030	973
Total other liabilities	16,290	12,336
Total Liabilities	26,616	25,318
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at March 31, 2023 (liquidation preference $1,000); 0 shares issued and outstanding at December 31, 2022	650	—
Common stock; $0.01 par value; 500,000,000 shares authorized; 424,292,409 and 423,897,001 shares issued and 229,956,438 and 229,561,030 shares outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in-capital	8,481	8,457
(Accumulated deficit)/Retained earnings	(15)	1,408
Treasury stock, at cost 194,335,971 shares at March 31, 2023 and December 31, 2022	(5,864)	(5,864)
Accumulated other comprehensive loss	(176)	(177)
Total Stockholders' Equity	3,080	3,828
Total Liabilities and Stockholders' Equity	$29,696	$29,146

See accompanying notes to condensed consolidated financial statements.

Draft 4                                                04/21/2023

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net (Loss)/Income	$(1,335)	$1,736
Adjustments to reconcile net (loss)/income to cash (used)/provided by operating activities:
Distributions from and equity in (earnings)/losses of unconsolidated affiliates	(5)	18
Depreciation and amortization	190	183
Accretion of asset retirement obligations	6	7
Provision for credit losses	35	25
Amortization of nuclear fuel	13	14
Amortization of financing costs and debt discounts	20	6
Amortization of in-the-money contracts and emissions allowances	119	147
Amortization of unearned equity compensation	30	6
Net gain on sale of assets and disposal of assets	(187)	(6)
Changes in derivative instruments	1,599	(2,816)
Changes in current and deferred income taxes and liability for uncertain tax benefits	(338)	575
Changes in collateral deposits in support of risk management activities	(1,412)	2,007
Changes in nuclear decommissioning trust liability	(16)	(7)
Changes in other working capital	(317)	(219)
Cash (used)/provided by operating activities	(1,598)	1,676
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	(2,492)	(26)
Capital expenditures	(142)	(60)
Net purchases of emission allowances	(18)	(18)
Investments in nuclear decommissioning trust fund securities	(87)	(151)
Proceeds from the sale of nuclear decommissioning trust fund securities	99	161
Proceeds from sales of assets, net of cash disposed	219	14
Proceeds from insurance recoveries for property, plant and equipment, net	71	—
Cash used by investing activities	(2,350)	(80)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	636	—
Payments of dividends to common stockholders	(87)	(85)
Payments for share repurchase activity	(8)	(188)
Net receipts from settlement of acquired derivatives that include financing elements	336	561
Net proceeds of Revolving Credit Facility and Receivables Securitization Facilities	950	—
Proceeds from issuance of long-term debt	731	—
Payments of debt issuance costs	(18)	—
Repayments of long-term debt and finance leases	(4)	(1)
Cash provided by financing activities	2,536	287
Effect of exchange rate changes on cash and cash equivalents	3	3
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(1,409)	1,886
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	2,178	1,110
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$769	$2,996
See accompanying notes to condensed consolidated financial statements.

Draft 4                                                04/21/2023

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/(Accumulated deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(1,335)			(1,335)
Issuance of Series A Preferred Stock	650		(14)				636
Other comprehensive income						1	1
Equity-based awards activity, net(a)			38				38
Common stock dividends and dividend equivalents declared(b)				(88)			(88)
Balance at March 31, 2023	$650	$4	$8,481	$(15)	$(5,864)	$(176)	$3,080

(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2021	$4	$8,531	$464	$(5,273)	$(126)	$3,600
Net income			1,736			1,736
Other comprehensive income					8	8
Share repurchases				(187)		(187)
Equity-based awards activity, net(a)		2				2
Common stock dividends and dividend equivalents declared(b)			(86)			(86)
Adoption of ASU 2020-06		(100)	57			(43)
Balance at March 31, 2022	$4	$8,433	$2,171	$(5,460)	$(118)	$5,030
(a)Includes $(8) million and $(6) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended March 31, 2023 and 2022, respectively.
(b)Dividends per common share were $0.3775 and $0.35 for the quarters ended March 31, 2023 and 2022.
See accompanying notes to condensed consolidated financial statements.

Draft 4                                                04/21/2023

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is a leading energy, smart home and services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. NRG brings the power of energy to customers by producing and selling energy and related products and services. Across the United States and Canada, NRG develops innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint. The Company has a customer base that includes approximately 7.5 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 16 GW of generation.
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
•Vivint smart home; and
•Corporate activities.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2022 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2023, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three months ended March 31, 2023 and 2022.
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

Note 2 — Summary of Significant Accounting Policies
Vivint Flex Pay
Under the Vivint Flex Pay plan (“Vivint Flex Pay”), customers pay separately for smart home products and smart home and security services. The customer has the ability to pay for Vivint products in the following three ways: (i) qualified customers may finance the purchase through third-party financing providers ("Consumer Financing Program" or “CFP”), (ii) Vivint generally offers a limited number of customers not eligible for the CFP, but who qualify under Vivint’s underwriting criteria, the option to enter into a retail installment contract directly with Vivint or (iii) customers may conduct purchases by check, automatic clearing house payments, credit or debit card or by obtaining short term financing (generally no more than six-month installment terms) through Vivint.

Draft 4                                                04/21/2023

Although customers pay separately for products and services under Vivint Flex Pay, the Company has determined that the sale of products and services are one single performance obligation resulting in deferred revenue for the gross amount of products sold. For products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to the Financing Providers. Loans are issued on either an installment or revolving basis with repayment terms ranging from 6 to 60 months.
For certain Financing Provider loans:
•Vivint pays a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding loans.
•Vivint incurs fees at the time of the loan origination and receives proceeds that are net of these fees.
•Vivint also shares liability for credit losses, with Vivint being responsible for between 2.6% and 100% of lost principal balances.
Due to the nature of these provisions, the Company records a derivative liability at its fair value when the Financing Provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by Vivint to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other income, net in the consolidated statements of operations. For further discussion, see Note 7, Accounting for Derivative Instruments and Hedging Activities.
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These costs include installed products, commissions, other compensation and cost of installation of new or upgraded customer contracts. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit, consistent with the pattern in which the Company provides services to its customers. The expected period of benefit for customers is approximately five years. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs are included in cost of operations and selling, general and administrative costs on the consolidated statements of operations. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred.
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in intangible assets, net:

(In millions)	March 31, 2023	December 31, 2022
Property, plant and equipment accumulated depreciation	$1,518	$1,478
Intangible assets accumulated amortization	2,290	2,112
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

Draft 4                                                04/21/2023

The following table represents the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In millions)	2023	2022
Beginning balance	$133	$683
Acquired balance from Vivint	16	—
Provision for credit losses	35	25
Write-offs	(78)	(50)
Recoveries collected	9	8
Ending balance	$115	$666
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$407	$430
Funds deposited by counterparties	330	1,708
Restricted cash	32	40
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$769	$2,178
Funds deposited by counterparties consist of cash held by the Company as a result of collateral posting obligations from its counterparties related to NRG's hedging program. The decrease in funds deposited by counterparties is driven by the significant decrease in forward positions as a result of decreases in natural gas and power prices compared to December 31, 2022. Though some amounts are segregated into separate accounts, not all funds are contractually restricted. Based on the Company's intention, these funds are not available for the payment of general corporate obligations; however, they are available for liquidity management. Depending on market fluctuations and the settlement of the underlying contracts, the Company will refund this collateral to the counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and the Company cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on the Company's balance sheet, with an offsetting liability for this cash collateral received within current liabilities.
Restricted cash consists primarily of funds held to satisfy the requirements of certain financing agreements and funds held within the Company's projects that are restricted in their uses.
Goodwill
The following table represents the changes in goodwill during the three months ended March 31, 2023:

(In millions)	Texas	East	West/Services/Other	Vivint	Total
Balance as of December 31, 2022	$710	$723	$217	$—	$1,650
Goodwill resulting from the acquisition of Vivint	—	—	—	3,692	3,692
Foreign currency translation adjustments	—	—	1	—	1
Balance as of March 31, 2023	$710	$723	$218	$3,692	$5,343
Recent Accounting Developments - Guidance Adopted in 2023
ASU 2021-08 — In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts in accordance with ASC 606, Revenue from Contracts with Customers. As a result, an acquirer should recognize and measure the acquired contract assets and contract liabilities consistently with how they were recognized and measured in the acquiree’s financial statements. The amendments per ASU 2021-08 apply only to contract assets and contract liabilities from contracts with customers, as defined in Topic 606, such as refund liabilities and upfront payments to customers. Assets and liabilities under related Topics, such as deferred costs under Subtopic 340-40, Other Assets and Deferred Costs — Contracts

Draft 4                                                04/21/2023

with Customers, are not within the scope of amendments per ASU 2021-08. The Company adopted ASU 2021-08 prospectively effective January 1, 2023 and applied the amended requirements to the acquisition of Vivint.

Note 3 — Revenue Recognition
Vivint Retail Revenue
Vivint offers its customers combinations of smart home products and services, which together create an integrated smart home system that allows the Company's customers to monitor, control and protect their home. As the products and services included in the customer's contract are integrated and highly interdependent, and because the products (including installation) and services must work together to deliver the monitoring, controlling and protection of their home, the Company has concluded that the products and services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer's contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase the products upon renewal. Proceeds allocated to the material right are recognized over the period of the benefit. The majority of Vivint's subscription contracts are five years and are generally non-cancelable. These contracts generally convert into month-to-month agreements at the end of the initial term, while some customers are month-to-month from inception. Payment for Vivint services is generally due in advance on a monthly basis. Product sales and other one-time fees are invoiced to customers at time of sale. Revenues for any products or services that are considered separate performance obligations are recognized upon delivery. Payments received or billed in advance are reported as deferred revenues.
Performance Obligations
As of March 31, 2023, estimated future fixed fee performance obligations are $1.0 billion for the remaining nine months of fiscal year 2023, and $1.1 billion, $828 million, $510 million, $227 million and $4 million for the fiscal years 2024, 2025, 2026, 2027 and 2028, respectively. These performance obligations include Vivint products and services as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and are subject to penalties for non-performance.

Draft 4                                                04/21/2023

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint(a)	Corporate/Eliminations	Total
Retail revenue:
Home(b)	$1,236	$651	$625	$148	$—	$2,660
Business	722	3,365	616	—	—	4,703
Total retail revenue(c)	1,958	4,016	1,241	148	—	7,363
Energy revenue(c)	4	74	48	—	2	128
Capacity revenue(c)	—	41	1	—	—	42
Mark-to-market for economic hedging activities(d)	—	35	67	—	(11)	91
Contract amortization	—	(11)	—	—	—	(11)
Other revenue(c)	72	21	17	—	(1)	109
Total revenue	2,034	4,176	1,374	148	(10)	7,722
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(1)	9	—	—	8
Less: Realized and unrealized ASC 815 revenue	(2)	113	97	—	(9)	199
Total revenue from contracts with customers	$2,036	$4,064	$1,268	$148	$(1)	$7,515
(a) Vivint includes results of operations following the acquisition date of March 10, 2023
(b) Home includes Services and Vivint
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint	Corporate/Eliminations	Total
Retail revenue	$—	$27	$—	$—	$—	$27
Energy revenue	—	47	17	—	2	66
Capacity revenue	—	6	—	—	—	6
Other revenue	(2)	(2)	13	—	—	9
(d) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Draft 4                                                04/21/2023

	Three months ended March 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$1,283	$579	$703	$—	$2,565
Business	663	3,942	400	—	5,005
Total retail revenue	1,946	4,521	1,103	—	7,570
Energy revenue(b)	15	204	54	5	278
Capacity revenue(b)	—	115	1	—	116
Mark-to-market for economic hedging activities(c)	(2)	(130)	(18)	17	(133)
Contract amortization	—	(9)	—	—	(9)
Other revenue(b)	61	14	4	(5)	74
Total revenue	2,020	4,715	1,144	17	7,896
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(9)	11	—	2
Less: Realized and unrealized ASC 815 revenue	(7)	(66)	(42)	20	(95)
Total revenue from contracts with customers	$2,027	$4,790	$1,175	$(3)	$7,989
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Energy revenue	$—	$45	$(20)	$4	$29
Capacity revenue	—	13	—	—	13
Other revenue	(5)	6	(4)	(1)	(4)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022
Deferred customer acquisition costs	$188	$126

Accounts receivable, net - Contracts with customers	3,416	4,704
Accounts receivable, net - Accounted for under topics other than ASC 606	87	64
Accounts receivable, net - Affiliate	16	5
Total accounts receivable, net	$3,519	$4,773

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,290	$1,952

Deferred revenues(a)	1,536	186
(a) Deferred revenues from contracts with customers for the three months ended March 31, 2023 and the year ended December 31, 2022 were approximately $1.5 billion and $175 million, respectively. The increase in deferred revenues is primarily due to acquisition of Vivint
The revenue recognized from contracts with customers during the three months ended March 31, 2023 and 2022 relating to the deferred revenue balance at the beginning of each period was $168 million and $117 million, respectively. The change in deferred revenue balances recognized during the three months ended March 31, 2023 and 2022 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Draft 4                                                04/21/2023

Note 4 — Acquisitions and Dispositions
Acquisitions
Vivint Smart Home Acquisition
On March 10, 2023 (the "Acquisition Closing Date"), the Company completed the acquisition of Vivint Smart Home Inc., pursuant to the Agreement and Plan of Merger, dated as of December 6, 2022, by and among the Company, Vivint and Jetson Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) pursuant to which Merger Sub merged with and into Vivint, with Vivint surviving the merger as a wholly-owned subsidiary of the Company. Dedicated to redefining the home experience with intelligent products and services, Vivint brings nearly two million customers to NRG. Vivint's single, expandable platform incorporates artificial intelligence and machine learning into its operating system and its vertically integrated business model includes hardware, software, sales, installation, support and professional monitoring, enabling superior customer experiences and a complete end-to-end smart home experience. The acquisition accelerates the realization of NRG's consumer-focused growth strategy and creates a leading essential home services platform fueled by market-leading brands, unparalleled insights, proprietary technologies and complementary sales channels.
NRG paid $12 per share, or $2.609 billion in cash. The Company funded the acquisition using:
•proceeds of $724 million from newly issued $740 million 7.000% Senior Secured First Lien Notes due 2033, net of issuance costs and discount;
•proceeds of $636 million from newly issued $650 million 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, net of issuance costs;
•proceeds of approximately $900 million drawn from its Revolving Credit Facility and Receivables Securitization Facilities; and
•cash on hand.
In February 2023, the Company increased its Revolving Credit Facility by $600 million to meet the additional liquidity requirements related to the acquisition. For further discussion see Note 8, Long-term Debt and Finance Leases.
Acquisition costs of $36 million for the three months ended March 31, 2023 are included in acquisition-related transaction and integration costs in the Company's consolidated statement of operations.
The acquisition has been recorded as a business combination under ASC 805, with identifiable assets and liabilities acquired provisionally recorded at their estimated fair values on the Acquisition Closing Date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair value of certain net assets acquired and the amount of goodwill to be recognized is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the Acquisition Closing Date.
The total consideration of $2.623 billion includes:

(In millions)
Vivint common shares outstanding as of March 10, 2023 of 216,901,639 at $12.00 per share	$2,603
Other Vivint equity instruments (Cash out RSUs and PSUs, Stock Appreciation Rights, Private Placement Warrants)	6
Total Cash Consideration	$2,609
Fair value of acquired Vivint equity awards attributable to pre-combination service	14
Total Consideration	$2,623

Draft 4                                                04/21/2023

The purchase price is provisionally allocated as follows:

(In millions)
Current Assets
Cash and cash equivalents	$120
Accounts receivable, net	60
Inventory	113
Prepayments and other current assets	37
Total current assets	330
Property, plant and equipment, net	49
Other Assets
Operating lease right-of-use assets, net	35
Goodwill(a)	3,692
Intangibles assets, net	2,500
Deferred income taxes	451
Other non-current assets	14
Total other assets	6,692
Total Assets	$7,071

Current Liabilities
Current portion of long-term debt and finance leases	$14
Current portion of operating lease liabilities	13
Accounts payable	109
Derivatives instruments	80
Deferred revenue current	517
Accrued expenses and other current liabilities	207
Total current liabilities	940
Other Liabilities
Long-term debt and finance leases	2,572
Non-current operating lease liabilities	28
Derivatives instruments	32
Deferred income taxes	18
Deferred revenue non-current	835
Other non-current liabilities	23
Total other liabilities	3,508
Total Liabilities	$4,448

Vivint Purchase Price	$2,623
(a) Goodwill arising from the acquisition is attributed to the value of the platform acquired, cross-selling opportunities, customer growth and the synergies expected from combining the operations of Vivint with NRG's existing businesses. None of the goodwill recorded is expected to be deductible for tax purposes.
Fair Value Measurement of Intangible Assets
The fair values of intangible assets as of the Acquisition Closing Date were measured primarily based on significant inputs that are observable and unobservable in the market and thus represent Level 2 and Level 3 measurements, respectively. Significant inputs were as follows:
Customer relationships — Customer relationships, reflective of Vivint’s customer base, were valued using an excess earning method of the income approach, and is classified as level 3. Under this approach, the Company estimated the present

Draft 4                                                04/21/2023

value of expected future cash flows resulting from existing customer relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, workforce, trade name and technology) utilized in the business, discounted using a weighted average cost of capital of comparable companies. The customer relationships are amortized to depreciation and amortization, ratably based on discounted future cash flows.
Technology – Developed technology was valued using a "relief from royalty" method of the income approach, and is classified as Level 3. Under this approach, the fair value was estimated to be the present value of royalties saved which assumed the value of the asset based on discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. The estimated cash flows from the developed technology considered the obsolescence factor and was discounted using a weighted average cost of capital of comparable companies. The developed technology is amortized to depreciation and amortization, ratably based on discounted future cash flows.
Trade name — Trade name was valued using a "relief from royalty" method of the income approach, and is classified as level 3. Under this approach, the fair value is estimated to be the present value of royalties saved which assumed the value of the asset based on discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. The estimated cash flows from the trade name considered the expected probable use of the asset and was discounted using a weighted average cost of capital of comparable companies. The trade name is amortized to depreciation and amortization, on a straight line basis, over the expected life of the asset.
Fair Value Measurement of Acquired Vivint’s Debt
The Company acquired $2.7 billion in aggregate principal of Vivint’s 2027 Senior Secured Notes, 2029 Senior notes and 2028 Senior Secured Term Loan (together, the Acquired Vivint’s Debt) which were recorded at fair value as of the Acquisition Closing Date. The difference between the fair value at the Acquisition Closing Date and the principal outstanding of the Acquired Vivint’s Debt, of $152 million, is being amortized through interest expense over the remaining term of the debt. The Acquired Vivint’s Debt are classified as level 2 and were measured at fair value using observable market inputs based on interest rates at the Acquisition Closing Date. For additional discussion see Note 8, Long-term Debt and Finance Leases.
Fair Value Measurement of Derivatives Liabilities
The derivative liabilities are recorded in connection with the contractual future payment obligations with the financing providers under Vivint’s Consumer Financing Program. The fair values of the derivatives liabilities as of the Acquisition Closing Date were valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced using a credit valuation adjustment methodology, and are classified as level 3. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. For additional discussion see Note 7, Accounting for Derivative Instruments and Hedging Activities.
Supplemental Pro Forma Financial Information for the three months ended March 31, 2023 and 2022
The following table provides pro forma combined financial information of NRG and Vivint, after giving effect to the Vivint acquisition and related financing transactions as if they had occurred on January 1, 2022. The pro forma financial information has been prepared for illustrative and informational purposes only, and is not intended to project future operating results or be indicative of what the Company's financial performance would have been had the transactions occurred on the date acquired. No effect has been given to operating synergies.

(In millions)	Three months ended March 31, 2023	Three months ended March 31, 2022
Total operating revenues	$8,008	$8,288
Net (loss)/ income	(1,329)	1,558
Amounts above reflect certain pro forma adjustments that were directly attributable to the Vivint acquisition. These adjustments include the following:
(i)Income statement effects of fair value adjustments based on the preliminary purchase price allocation including amortization of intangible assets, reversal of historical Vivint amortization of capitalized contract costs and reversal of historical Vivint other income recorded for the change in fair value of warrant derivative liabilities, as the warrants are assumed to be cashed out upon the close of the Acquisition.
(ii)Adjustments to record additional stock-based compensation expense related to acquired Vivint equity awards in the 2022 period. Additionally, one-time stock-based compensation expense related primarily to the acceleration of Vivint equity awards is removed from the three months ended March 31, 2023 and reflected in the 2022 period.

Draft 4                                                04/21/2023

(iii)Adjustments to reflect all acquisition and related transactions costs occurring during the three months ended March 31, 2022.
(iv)Interest expense assumes the financing transactions directly attributable to the Vivint acquisition occurred on January 1, 2022.
(v)Adjustments related to recording Vivint's historical debt at Acquisition Closing Date fair value.
(vi)Adjustments to reflect the write-off of short-term deferred financing costs related to the bridge facility put in place for the acquisition prior to securing permanent financing during the 2022 period instead of the 2023 period.
(vii)Tax effects of pro forma adjustments on both periods and the shifting of the recognition of one-time tax benefits resulting from the acquisition from the three months ended March 31, 2023 to the 2022 period.
Dispositions
Sale of Astoria
On January 6, 2023, the Company closed on the sale of land and related generation assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million, subject to transaction fees of $3 million and certain indemnifications, resulting in a $199 million gain. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines. The lease agreement is expected to terminate by the end of the year.

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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$575	$595	$575	$576
Other long-term debt, including current portion	11,784	11,012	7,523	6,432
Total long-term debt, including current portion(a)	$12,359	$11,607	$8,098	$7,008
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Vivint Senior Secured Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair value of the borrowing under the Revolving Credit Facility and Receivable Securitization Facilities approximates the carrying value because the interest rates vary with market interest rates, and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In millions)	Level 2	Level 3	Level 2	Level 3
Convertible Senior Notes	$595	$—	$576	$—
Other long-term debt, including current portion	10,062	950	6,432	—
Total long-term debt, including current portion	$10,657	$950	$7,008	$—
Recurring Fair Value Measurements
Debt securities, equity securities, and trust fund investments, which are comprised of various U.S. debt and equity securities, and derivative assets and liabilities, are carried at fair market value.

Draft 4                                                04/21/2023

The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	March 31, 2023
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$19	$—	$19	$—
Nuclear trust fund investments:
Cash and cash equivalents	13	13	—	—
U.S. government and federal agency obligations	98	96	2	—
Federal agency mortgage-backed securities	101	—	101	—
Commercial mortgage-backed securities	34	—	34	—
Corporate debt securities	113	—	113	—
Equity securities	430	430	—	—
Foreign government fixed income securities	1	1	—	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Foreign exchange contracts	15	—	15	—
Commodity contracts	7,725	1,331	5,360	1,034
Interest rate contracts	10	—	10	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	89
Equity securities (classified within other non-current assets)	6
Total assets	$8,655	$1,872	$5,654	$1,034
Derivative liabilities:
Foreign exchange contracts	$1	$—	$1	$—
Commodity contracts	6,116	1,422	4,131	563
Interest rate contracts	15	—	15	—
Consumer Financing Program	111	—	—	111
Total liabilities	$6,243	$1,422	$4,147	$674

Draft 4                                                04/21/2023

	December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$19	$—	$19	$—
Nuclear trust fund investments:
Cash and cash equivalents	15	15	—	—
U.S. government and federal agency obligations	86	84	2	—
Federal agency mortgage-backed securities	101	—	101	—
Commercial mortgage-backed securities	35	—	35	—
Corporate debt securities	114	—	114	—
Equity securities	403	403	—	—
Foreign government fixed income securities	1	—	1	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Foreign exchange contracts	18	—	18	—
Commodity contracts	11,976	1,929	8,796	1,251
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	83
Equity securities (classified within other non-current assets)	6
Total assets	$12,858	$2,432	$9,086	$1,251
Derivative liabilities:
Foreign exchange contracts	$2	$—	$2	$—
Commodity contracts	8,439	1,244	6,449	746
Total liabilities	$8,441	$1,244	$6,451	$746

The following table reconciles, for the three months ended March 31, 2023 and 2022, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended March 31, 2023	Three months ended March 31, 2022
Beginning balance	$505	$293
Total (losses)/gains realized/unrealized included in earnings	(91)	166
Purchases	41	23
Transfers into Level 3(b)	24	53
Transfers out of Level 3(b)	(8)	(7)
Ending balance	$471	$528
(Losses)/Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$(55)	$237
(a)Consists of derivative assets and liabilities, net, excluding derivatives liabilities from Consumer Financing Program, which are presented in a separate table below.
(b)Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2

Realized and unrealized gains and losses included in earnings that are related to the commodity derivatives are recorded in revenues and cost of operations.

Draft 4                                                04/21/2023

The following table reconciles, for the three months ended March 31, 2023 the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Consumer Financing Program
(In millions)	Three months ended March 31, 2023
Beginning balance	$—
Contractual obligations added from the acquisition of Vivint	112
New contractual obligations	2
Settlements	(3)
Ending balance	$111
Gains and losses, when they occur, are recorded in other income, net.
Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of March 31, 2023, contracts valued with prices provided by models and other valuation techniques make up 13% of derivative assets and 11% of derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial natural gas and power contracts executed in illiquid markets, as well as FTRs. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, NRG uses the most recent auction prices to derive the fair value. The Consumer Financing Program derivatives are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology.
The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$152	$196	Discounted Cash Flow	Forward Market Price (per MMBtu)	$1	$17	$4
Power Contracts	827	292	Discounted Cash Flow	Forward Market Price (per MWh)	2	326	45
FTRs	55	75	Discounted Cash Flow	Auction Prices (per MWh)	(30)	145	0
Consumer Financing Program	—	111	Discounted Cash Flow	Collateral Default Rate	1.80%	52.50%	6.16%
			Discounted Cash Flow	Collateral Prepayment Rate	2.00%	3.00%	2.87%
			Discounted Cash Flow	Loss Severity Rates	6.00%	36.00%	10.88%
	$1,034	$674

Draft 4                                                04/21/2023

	December 31, 2022
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$340	$448	Discounted Cash Flow	Forward Market Price (per MMBtu)	$2	$48	$6
Power Contracts	843	216	Discounted Cash Flow	Forward Market Price (per MWh)	3	431	48
FTRs	68	82	Discounted Cash Flow	Auction Prices (per MWh)	(32)	610	0
	$1,251	$746
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of March 31, 2023 and December 31, 2022:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Collateral Default Rates	n/a	Increase/(Decrease)	Higher/(Lower)
Collateral Prepayment Rates	n/a	Increase/(Decrease)	Lower/(Higher)
Loss Severity Rates	n/a	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of March 31, 2023, the credit reserve resulted in a $10 million decrease primarily within cost of operations. As of December 31, 2022, the credit reserve resulted in a $9 million decrease primarily within cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2022 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, as well as retail customer credit risk through its retail load activities.

Draft 4                                                04/21/2023

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2022 Form 10-K. As of March 31, 2023, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $554 million, resulting in a net exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 52% of the Company's exposure before collateral is expected to roll off by the end of 2024. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	71%
Financial institutions	29
Total as of March 31, 2023	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	55%
Non-investment grade/non-rated	45
Total as of March 31, 2023	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to two wholesale counterparties in excess of 10% of total net exposure as of March 31, 2023. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2023, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.1 billion for the next five years.
Retail Customer Credit Risk
The Company is exposed to retail credit risk through the Company's retail electricity and gas providers as well as through Vivint, which serve both Home and Business customers. Retail credit risk results in losses when a customer fails to pay for services rendered. The losses may result from both non-payment of customer accounts receivable and the loss of in-the-money

Draft 4                                                04/21/2023

forward value. The Company manages retail credit risk through the use of established credit policies, which include monitoring of the portfolio and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of March 31, 2023, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

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

	As of March 31, 2023				As of December 31, 2022
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$13	$—	$—	—	$15	$—	$—	—
U.S. government and federal agency obligations	98	1	4	11	86	—	5	11
Federal agency mortgage-backed securities	101	—	8	26	101	—	11	26
Commercial mortgage-backed securities	34	—	3	29	35	—	4	30
Corporate debt securities	113	1	9	11	114	—	13	12
Equity securities	519	374	—	—	486	346	3	—
Foreign government fixed income securities	1	—	—	20	1	—	—	17
Total	$879	$376	$24		$838	$346	$36
The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Three months ended March 31,
(In millions)	2023	2022
Realized gains	$2	$1
Realized losses	(5)	(4)
Proceeds from sale of securities	99	161

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of March 31, 2023, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the statement of operations. NRG has executed energy-related contracts extending through 2038 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. In the first quarter of 2023, the Company entered into $1.0 billion of interest rate swaps through 2027 to hedge the floating rate on the Term Loan acquired with the Vivint

Draft 4                                                04/21/2023

acquisition. Additionally, in the first quarter of 2023, the Company entered into a $720 million interest rate swap to hedge the floating rate on the Revolving Credit Facility extending through 2024.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of USD denominated natural gas for its Canadian business. In order to manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of March 31, 2023, NRG had foreign exchange contracts extending through 2026. The Company marks these derivatives to market through the statement of operations.
Consumer Financing Program
Under the Consumer Financing Program, Vivint pays a monthly fee to Financing Providers based on either the average daily outstanding balance of the Loans or the number of outstanding Loans. For certain loans, Vivint incurs fees at the time of the loan origination and receives proceeds that are net of these fees. Vivint also shares the liability for credit losses, depending on the credit quality of the customer. Due to the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual future payment obligations with the Financing Providers under the Consumer Financing Program that are components of the derivative:
•    Vivint pays either a monthly fee based on the average daily outstanding balance of the Loans, or the number of outstanding Loans, depending on the Financing Provider;
•    Vivint shares the liability for credit losses depending on the credit quality of the customer; and
•    Vivint pays transactional fees associated with customer payment processing.
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows Vivint will be obligated to pay to the Financing Provider for each component of the derivative.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2023 and December 31, 2022. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	March 31, 2023	December 31, 2022
Emissions	Short Ton	—	1
Renewable Energy Certificates	Certificates	13	15
Coal	Short Ton	14	11
Natural Gas	MMBtu	667	422
Oil	Barrels	—	1
Power	MWh	198	192
Consumer Financing Program	Dollars	863	—
Foreign Exchange	Dollars	594	569
Interest	Dollars	1,720	—

Draft 4                                                04/21/2023

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$10	$—	$—	$—
Interest rate contracts - long-term	—	—	15	—
Foreign exchange contracts - current	9	11	—	1
Foreign exchange contracts - long-term	6	7	1	1
Consumer Financing Program - short-term	—	—	80	—
Consumer Financing Program - long-term	—	—	31	—
Commodity contracts - current	4,381	7,875	4,270	6,194
Commodity contracts - long-term	3,344	4,101	1,846	2,245
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$7,750	$11,994	$6,243	$8,441
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of March 31, 2023
Foreign exchange contracts:
Derivative assets	$15	$(1)	$—	$14
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$14	$—	$—	$14
Commodity contracts:
Derivative assets	$7,725	$(5,750)	$(307)	$1,668
Derivative liabilities	(6,116)	5,750	8	(358)
Total commodity contracts	$1,609	$—	$(299)	$1,310
Consumer Financing Program:
Derivative liabilities	$(111)	$—	$—	$(111)
Interest rate contracts:
Derivative assets	$10	$(8)	$—	$2
Derivative liabilities	(15)	8	—	(7)
Total interest rate contracts	(5)	—	—	(5)
Total derivative instruments	$1,507	$—	$(299)	$1,208

Draft 4                                                04/21/2023

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of December 31, 2022
Foreign exchange contracts:
Derivative assets	$18	$(2)	$—	$16
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$16	$—	$—	$16
Commodity contracts:
Derivative assets	$11,976	$(7,897)	$(1,659)	$2,420
Derivative liabilities	(8,439)	7,897	20	(522)
Total commodity contracts	$3,537	$—	$(1,639)	$1,898
Total derivative instruments	$3,553	$—	$(1,639)	$1,914
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

(In millions)	Three months ended March 31,
Unrealized mark-to-market results	2023	2022
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(846)	$(408)
Reversal of acquired (gain) positions related to economic hedges	(25)	(60)
Net unrealized (losses)/gains on open positions related to economic hedges	(1,073)	2,745
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(1,944)	2,277
Reversal of previously recognized unrealized losses on settled positions related to trading activity	1	1
Net unrealized gains/(losses) on open positions related to trading activity	11	(15)
Total unrealized mark-to-market gains/(losses) for trading activity	12	(14)
Total unrealized (losses)/gains - commodities and foreign exchange	$(1,932)	$2,263

	Three months ended March 31,
(In millions)	2023	2022
Unrealized gains/(losses) included in revenues - commodities	$103	$(147)
Unrealized (losses)/gains included in cost of operations - commodities	(2,037)	2,414
Unrealized gains/(losses) included in cost of operations - foreign exchange	2	(4)
Total impact to statement of operations - commodities and foreign exchange	$(1,932)	$2,263
Total impact to statement of operations - interest rate contracts	$(5)	$—

The effect of foreign exchange and commodity hedges are included within revenues and cost of operations. The effect of the interest rate contracts are included within interest expense.
The reversals of acquired gain positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the three months ended March 31, 2023, the $1.1 billion unrealized losses from open economic hedge positions was primarily the result of a decrease in value of forward positions as a result of decreases in natural gas and power prices.

Draft 4                                                04/21/2023

For the three months ended March 31, 2022, the $2.7 billion unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward positions as a result of increases in natural gas and power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that are in a net liability position as of March 31, 2023 was $612 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was approximately $124 million as of March 31, 2023. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $33 million of additional collateral would be required for all contracts with credit rating contingent features as of March 31, 2023.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	March 31, 2023	December 31, 2022	Interest rate %
Recourse debt:
Senior Notes, due 2027	$375	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	1,100	1,100	3.875
Convertible Senior Notes, due 2048(a)	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	—	7.000
Revolving Credit Facility	725	—	SOFR + 1.720
Receivables Facility	150	—	various
Repurchase Facility	75	—	SOFR + 1.300
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	9,790	8,100
Non-recourse debt:
Vivint Senior Secured Notes, due 2027	600	—	6.750
Vivint Senior Notes, due 2029	800	—	5.750
Vivint Senior Secured Term Loan, due 2028	1,330	—	various
Subtotal all Vivint non-recourse debt	2,730	—
Subtotal long-term debt (including current maturities)	12,520	8,100
Finance leases	19	11	various
Subtotal long-term debt and finance leases (including current maturities)	12,539	8,111
Less current maturities	(971)	(63)
Less debt issuance costs	(75)	(70)
Discounts	(161)	(2)
Total long-term debt and finance leases	$11,332	$7,976
(a)As of the ex-dividend date of April 28, 2023, the Convertible Senior Notes were convertible at a price of $42.57, which is equivalent to a conversion rate of approximately 23.4925 shares of common stock per $1,000 principal amount

Draft 4                                                04/21/2023

Recourse Debt
Issuance of 2033 Senior Secured First Lien Notes
On March 9, 2023, the Company issued $740 million of aggregate principal amount of 7.000% senior secured first lien notes due 2033 (the "2033 Senior Secured First Lien Notes"). The 2033 Senior Secured First Lien Notes are senior secured obligations of NRG and are guaranteed by certain of its subsidiaries. The 2033 Senior Secured First Lien Notes are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Revolving Credit Facility and existing senior secured notes, which collateral consists of a substantial portion of the property and assets owned by the Company and the guarantors. The collateral securing the 2033 Senior Secured First Lien Notes will be released at the Company’s request if the senior unsecured long-term debt securities of the Company are rated investment grade by any two of the three rating agencies, subject to reversion if such rating agencies withdraw such investment grade rating or downgrade such rating below investment grade. Interest is paid semi-annually beginning on September 15, 2023 until the maturity date of March 15, 2033. The proceeds of the 2033 Senior Secured First Lien Notes, along with cash on hand and other proceeds, were used to fund the acquisition of Vivint.
2048 Convertible Senior Notes
As of March 31, 2023, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at a price of $43.01 per common share, which is equivalent to a conversion rate of approximately 23.2527 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The net carrying amounts of the Convertible Senior Notes as of March 31, 2023 and December 31, 2022 were $571 million and $570 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Senior notes are convertible at the option of the holders under certain circumstances. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter during specified periods as follows:
•from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025; and
•from December 1, 2047 until the close of business on the second scheduled trading day immediately before the maturity date
The following table details the interest expense recorded in connection with the Convertible Senior Notes, due 2048:

	Three months ended March 31,
($ In millions)	2023	2022
Contractual interest expense	$4	$4
Amortization of discount and deferred finance costs	1	—
Total	$5	$4

Effective Interest Rate	0.77%	0.76%
Revolving Credit Facility
On February 14, 2023, the Company amended its Revolving Credit Facility to: (i) increase the existing revolving commitments thereunder by $600 million, (ii) extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028, (iii) transition the benchmark rate applicable to revolving loans from LIBOR to SOFR and (iv) make certain other amendments to the terms of the Revolving Credit Facility for purposes of, among other things, providing additional flexibility. For further discussion, see Note 13, Long-term Debt and Finance Leases, of the Company’s 2022 Form 10-K.
On March 13, 2023, the Company amended its Revolving Credit Facility to, among other things, increase the existing revolving commitments by $45 million. As of March 31, 2023, there were outstanding borrowings of $725 million and there were $1.1 billion in letters of credit issued under the Revolving Credit Facility. As of April 30, 2023, there were outstanding borrowings of $650 million and $994 million in letters of credit issued under the Revolving Credit Facility.
Dunkirk Bonds
On April 3, 2023, NRG remarketed $59 million in aggregate principal amount of 4.25% tax-exempt refinancing bonds of the Chautauqua County Capital Resource Corporation (the "Dunkirk Bonds"). The Dunkirk Bonds are guaranteed on a first-priority basis by each of NRG's current and future subsidiaries that guarantee indebtedness under the Revolving Credit Facility. The Dunkirk Bonds are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Revolving Credit Facility, which consists of a substantial portion of the property and assets owned by NRG

Draft 4                                                04/21/2023

and the guarantors. The collateral securing the Dunkirk Bonds will, at the request of NRG, be released if NRG satisfies certain conditions, including receipt of an investment grade rating on its senior, unsecured debt securities from two out of the three rating agencies, subject to reversion if those rating agencies withdraw their investment grade rating of the Dunkirk Bonds or any of NRG's senior, unsecured debt securities or downgrade such ratings below investment grade. The Dunkirk Bonds are subject to mandatory tender and purchase on April 3, 2028 and have a final maturity date of April 1, 2042.
Non-recourse Debt
The following are descriptions of certain indebtedness of NRG's subsidiaries. All of NRG's non-recourse debt is secured by the assets in the subsidiaries as further described below.
Vivint Acquired Debt
On March 10, 2023, in connection with the Vivint acquisition, Vivint's wholly owned indirect subsidiary, APX Group, Inc. ("APX"), retained its 6.750% senior secured notes due 2027, 5.750% senior notes due 2029, senior secured term loan credit agreement and senior secured revolving credit facility.
Vivint 2027 Senior Secured Notes
As of March 31, 2023, Vivint had outstanding $600 million aggregate principal amount of 6.750% senior secured notes due 2027 (the "Vivint 2027 Senior Secured Notes"). The Vivint 2027 Senior Secured Notes are senior secured obligations of APX and are guaranteed by APX Group Holdings, Inc., each of APX's existing and future wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and Vivint. Interest on the Vivint 2027 Senior Secured Notes is paid semi-annually in arrears on February 15 and August 15 until the maturity date of February 15, 2027.
Vivint 2029 Senior Notes
As of March 31, 2023, Vivint had outstanding $800 million aggregate principal amount of 5.750% senior notes due 2029 (the "Vivint 2029 Senior Notes"). The Vivint 2029 Senior Notes are senior unsecured obligations of APX and are guaranteed by APX Group Holdings, Inc., each of APX's existing and future wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and Vivint. Interest on the Vivint 2029 Senior Notes is paid semi-annually in arrears on January 15 and July 15 until the maturity date of July 15, 2029.
Vivint Senior Secured Credit Facilities
The Vivint senior secured credit agreement (the “Vivint Credit Agreement”) provides for (i) a term loan facility in an aggregate principal amount of $1.4 billion (the “Vivint Term Loan Facility”, and the loans thereunder, the “Vivint Term Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $370 million (the “Vivint Revolving Credit Facility,” and the loans thereunder, the “Vivint Revolving Loans”).
All of APX’s obligations under the Vivint Credit Agreement are guaranteed by APX Group Holdings, Inc. and each of APX’s existing and future wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). The obligations under the Vivint Credit Agreement are secured by a first priority perfected security interest in (1) substantially all of the present and future tangible and intangible assets of APX, and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX and the guarantors and (3) a pledge of all of the capital stock of APX, each of its subsidiary guarantors and each restricted subsidiary of APX and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
The Vivint Credit Agreement contains customary covenants, which, among other things, require APX to maintain a maximum first lien net leverage ratio when amounts outstanding under the Vivint Revolving Facility exceed a certain threshold and restrict, subject to certain exceptions, APX and its restricted subsidiaries’ ability to:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;

Draft 4                                                04/21/2023

•materially change the nature of their business;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX or grant liens on their assets;
•designate restricted subsidiaries as unrestricted subsidiaries;
•amend, prepay, redeem or purchase certain material contractually subordinated debt; and
•transfer or sell certain assets.
As of March 31, 2023, the aggregate outstanding principal amount of the Vivint Term Loans was $1.3 billion. As of March 31, 2023, Vivint had $11 million in letters of credit issued under the Vivint Revolving Credit Facility and there were no Vivint Revolving Loans outstanding. As of May 4, 2023, there were $10 million in letters of credit issued under the Vivint Revolving Credit Facility.

Note 9 — Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments and movements in foreign currency exchange rates.
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables LLC, which has entered into financing transactions related to the Receivables Facility as further described in Note 13, Long-term Debt and Finance Leases, to the Company’s 2022 Form 10-K.
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Accounts receivable and Other current assets	$730	$2,108
Current liabilities	303	152
Net assets	$427	$1,956

Note 10 — Changes in Capital Structure
As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2022	—	423,897,001	(194,335,971)	229,561,030
Shares issued under LTIPs	—	395,408	—	395,408
Issuance of Series A Preferred Stock	650,000	—	—	—
Balance as of March 31, 2023	650,000	424,292,409	(194,335,971)	229,956,438
Common Stock
Share Repurchases
In December 2021, the Company announced that the Board of Directors authorized $1 billion for share repurchases as part of NRG’s Capital Allocation policy. The program began with $44 million of share repurchases in December 2021, and an incremental $601 million was repurchased in 2022. During the first quarter of 2023, the Company purchased $8 million in equivalent shares in lieu of tax withholdings on equity compensation issuances. The balance of $347 million under the current program is expected to be repurchased in 2023, subject to the availability of excess cash and full visibility of the achievement of the Company's 2023 targeted credit metrics.

Draft 4                                                04/21/2023

Employee Stock Purchase Plan
The Company offers participation in the ESPP which allows eligible employees to elect to withhold between 1% and 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 95% of its market value on the offering date or 95% of the fair market value on the exercise date. On April 27, 2023, NRG stockholders approved the adoption of the Amended and Restated Employee Stock Purchase Plan, effective April 1, 2023, which includes a reduction in the price at which eligible employees may purchase shares of NRG common stock from 95% to 90% of the fair market value of the shares on the applicable date. NRG stockholders also approved an increase of 4,400,000 shares available for issuance under the ESPP. An offering date occurs each April 1 and October 1. An exercise date occurs each September 30 and March 31.
NRG Common Stock Dividends
During the first quarter of 2023, NRG increased the annual dividend to $1.51 from $1.40 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.3775 per share was paid on the Company's common stock during the three months ended March 31, 2023. On April 19, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, payable on May 15, 2023 to stockholders of record as of May 1, 2023.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
Preferred Stock
Series A Preferred Stock
On March 9, 2023, the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"). The net proceeds of $636 million, net of issuance costs, were used to fund the Vivint acquisition.
The Series A Preferred Stock is not convertible into or exchangeable for any other securities or property and has limited voting rights. The Series A Preferred Stock may be redeemed, in whole or in part, on one or more occasions, at the option of the Company at any time after March 15, 2028 ("Series A First Reset Date") and in certain other circumstances prior to the Series A First Reset Date.
The annual dividend rate on each share of Series A Preferred Stock is 10.25% from the Series A Issuance Date to, but excluding the Series A First Reset Date. On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.00%), plus a spread of 5.92% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each March 15 and September 15, commencing on September 15, 2023, when, as and if declared by the board of directors.
Note 11 — (Loss)/Income Per Share
Basic (loss)/income per common share is computed by dividing net (loss)/income less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted (loss)/income per share is computed in a manner consistent with that of basic (loss)/income per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units, non-vested restricted stock units, and non-qualified stock options are not considered outstanding for purposes of computing basic (loss)/income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period. For the period ended March 31, 2023, there was no dilutive effect for the Convertible Senior Notes since there was a net loss. For the period ending March 31, 2022, there was no dilutive effect for the Convertible Senior Notes since there were no potential share settlements for the period.

Draft 4                                                04/21/2023

NRG's basic and diluted (loss)/income per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2023	2022
Basic and diluted (loss)/income per share:
Net (loss)/income	$(1,335)	$1,736
Less: Cumulative dividends attributable to Series A Preferred Stock	4	—
Net (loss)/income available for common stockholders	(1,339)	1,736
Weighted average number of common shares outstanding - basic and diluted	230	242
(Loss)/Income per weighted average common share — basic and diluted	$(5.82)	$7.17
As of March 31, 2023, the Company had 7 million outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted loss per share. As of March 31, 2022, the Company had 1 million outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted income per share.

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
The acquired operations from the Vivint acquisition are reported within the Vivint segment.

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint(a)	Corporate	Eliminations	Total
Revenue	$2,034	$4,176	$1,374	$148	$—	$(10)	$7,722
Depreciation and amortization	75	30	24	52	9	—	190
Gain on sale of assets	—	199	—	—	—	—	199
Equity in earnings of unconsolidated affiliates	—	—	5	—	—	—	5
Income/(loss) before income taxes	284	(1,402)	(351)	(39)	(163)	—	(1,671)
Net income/(loss)	$284	$(1,402)	$(304)	$(39)	$126	$—	$(1,335)
(a)Vivint includes results of operations following the acquisition date of March 10, 2023

	Three months ended March 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Revenue	$2,020	$4,715	$1,144	$—	$17	$7,896
Depreciation and amortization	77	77	21	8	—	183
(Loss) on sale of assets	—	—	(1)	(2)	—	(3)
Equity in (losses) of unconsolidated affiliates	(1)	—	(14)	—	—	(15)
Income/(loss) before income taxes	771	1,538	129	(131)	—	2,307
Net income/(loss)	$771	$1,538	$130	$(703)	$—	$1,736

Draft 4                                                04/21/2023

Note 13 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions, except rates)	2023	2022
(Loss)/Income before income taxes	$(1,671)	$2,307
Income tax (benefit)/expense	(336)	571
Effective income tax rate	20.1%	24.8%
For the three months ended March 31, 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to current state tax expense and permanent differences which when applied to year-to-date financial statement losses have an inverted effect and reduced the overall effective tax rate. For the three months ended March 31, 2022, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense.
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
Uncertain Tax Benefits
As of March 31, 2023, NRG had a non-current tax liability of $43 million for uncertain tax benefits from positions taken on various federal and state income tax returns inclusive of accrued interest. For the three months ended March 31, 2023, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of March 31, 2023, NRG had cumulative interest and penalties related to these uncertain tax benefits of $2 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years prior to 2014.
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended March 31,
(In millions)	2023	2022
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1
Ivanpah(a)	34	13
Midway-Sunset	1	2
Total	$36	$16
(a)Also includes fees under project management agreements with each project company

Draft 4                                                04/21/2023

Note 15 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of March 31, 2023, hedges under the first lien program were out-of-the-money for NRG on a counterparty aggregate basis.
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
Environmental Lawsuits
Sierra club et al. v. Midwest Generation LLC — In 2012, several environmental groups filed a complaint against Midwest Generation with the Illinois Pollution Control Board ("IPCB") alleging violations of environmental law resulting in groundwater contamination. In June 2019, the IPCB found in an interim order that Midwest Generation violated the law because it had improperly handled coal ash at four facilities in Illinois and caused or allowed coal ash constituents to impact groundwater. On September 9, 2019, Midwest Generation filed a Motion to Reconsider numerous issues, which the court granted in part and denied in part on February 6, 2020. During the second quarter of 2023, the IPCB will hold hearings regarding the appropriate relief. Midwest Generation has been working with the Illinois EPA to address the groundwater issues since 2010.
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
XOOM Energy
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) is a defendant in a putative class action lawsuit pending in New York. This case is in the summary judgment phase.
Direct Energy
There are two putative class actions pending against Direct Energy: (1) Richard Schafer v. Direct Energy (W.D.N.Y. Dec. 2019; on appeal 2nd Cir. N.Y.) - The Second Circuit sent the matter back to the trial court in December 2021. After discovery, Direct Energy filed summary judgment. Direct Energy won summary judgment and Schafer appealed. The parties are now briefing the appeal. Given the result of Martin Forte v. Direct Energy (N.D.N.Y. Mar. 2017), the trial court's summary

Draft 4                                                04/21/2023

judgment will be upheld and Direct Energy is expected to prevail; and (2) Andrew Gant v. Direct Energy and NRG (D.N.J. Aug. 2022) - Direct Energy and NRG filed a Motion to Dismiss on October 18, 2022.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the Plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On October 19, 2022, Direct Energy filed a Motion to Transfer Venue asking the Court to transfer the case to the Southern District where the Burk case was filed. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving to the case to the Southern District of Texas; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed. The Court held oral arguments on January 17, 2023. The Company anticipates a ruling with the next six months.
Sales Practice Lawsuits
There are three ongoing litigation matters relating to claims made by Vivint competitors against Vivint alleging, among other things, that Vivint's sales representatives used deceptive sales practices: (1) CPI Security Systems, Inc. ("CPI") v. Vivint (W.D.N.C. Sept. 2020); (2) ADT LLC, et al. ("ADT") v. Vivint Smart Home, Inc. f/k/a Mosaic Acquisition Corporation, et al.(S.D.Fl. Aug. 2020); and (3) Alert 360 Opco, Inc, et al. ("Alert 360") v. Vivint Smart Home, Inc., et al (N.D.Ok. March 2023). The CPI and ADT matters were filed in 2020 and relate to, among other things, alleged deceptive sales practices by Vivint sales representatives. The CPI matter went to trial, and in February 2023, the jury issued a verdict against Vivint, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint filed its post-trial motion in March 2023 and continues to evaluate its post-trial and appeal options. While Vivint believes the CPI jury verdict is not legally or factually supported and intends to pursue post judgment remedies and file an appeal, there can be no assurance that such defense efforts will be successful. Trial in the ADT matter is scheduled to commence in August 2023. On March 1, 2023, Alert 360 filed a complaint against Vivint alleging, among other things, deceptive sales practices. These matters were known and accrued for, as necessary, at the time of the acquisition. Vivint intends to vigorously defend these matters. In management's opinion, the disposition of these matters will not materially adversely affect NRG's consolidated financial position, results of operations or cash flows.
Contract Disputes
In September 2022, Vivint sent Alarm.com a notice asserting that it was no longer obligated to pay certain license fees under the Patent Cross License Agreement between the parties on the basis that Vivint no longer practices any claim under any valid Alarm.com patent and, therefore, no license fees are due. Alarm.com filed an arbitration demand against Vivint alleging, among other things, breach of the agreement due to continued use of the patents in question. The arbitration panel recently determined that Vivint's challenge to the validity of certain Alarm.com patents will be considered as part of the arbitration proceeding.
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

Draft 4                                                04/21/2023

Plaintiffs sought damages for the alleged improper charges and a declaration as to which charges were proper under the contract. In February 2020, the federal court dismissed this lawsuit without prejudice for lack of subject matter jurisdiction. On March 17, 2020, plaintiffs filed a lawsuit in the Nineteenth Judicial District Court for the Parish of East Baton Rouge in Louisiana alleging substantially the same matters. On February 4, 2019, NRG sold the South Central Portfolio, including the entities subject to this litigation. However, NRG has agreed to indemnify the purchaser for certain losses suffered in connection with this litigation.

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
Cross-State Air Pollution Rule ("CSAPR") — On March 15, 2023, the EPA signed and released a prepublication of a final rule that if and when published in the Federal Register would have significantly revised the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Accordingly, the EPA may not publish this rule in the Federal Register or if it does publish the rule, it would be ineffective in Texas and Louisiana while the stay is pending. The rule would have decreased over time the ozone-season NOx allowances allocated to generators in the 23 states beginning this summer by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls. The Company cannot predict the outcome of: (i) the legal challenges to the various state disapprovals; (ii) whether the EPA will proceeds with publication in the Federal Register; and (iii) legal challenges to the final rule if it is published in the Federal Register.

Draft 4                                                04/21/2023

Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines ("ELG") for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. On March 29, 2023, the EPA proposed revisions to the ELG and is accepting comments on the proposal until May 30, 2023. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
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

Draft 4                                                04/21/2023

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
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2023 and 2022. Also refer to NRG's 2022 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading energy, smart home and services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. NRG brings the power of energy to customers by producing and selling energy and related products and services. Across the United States and Canada, NRG develops innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint. The Company has a customer base that includes approximately 7.5 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 16 GW of generation.
Strategy
NRG's strategy is to maximize stockholder value through the safe production and sale of reliable electricity and natural gas to its customers in the markets it serves, while also providing innovative solutions to the end-use energy or service consumer. This strategy is intended to enable the Company to optimize the integrated model to generate stable and predictable cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility. Sustainability is a philosophy that underpins and facilitates value creation across NRG's business for its stakeholders. It is an integral piece of NRG's strategy and ties directly to business success, reduced risks and enhanced reputation.
To effectuate the Company’s strategy, NRG is focused on: (i) serving the energy needs of end-use residential, commercial and industrial, and wholesale counterparties in competitive markets and optimizing on cross selling opportunities through its multiple brands and channels; (ii) offering a variety of energy products and services, including renewable energy solutions and smart home products and services that are differentiated by innovative features, premium service, integrated platforms, sustainability, and loyalty/affinity programs; (iii) excellence in operating performance of its assets; (iv) optimal hedging of its portfolio; and (v) engaging in disciplined and transparent capital allocation.
Energy Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2022 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 16, Regulatory Matters.
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

Draft 4                                                04/21/2023

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
The PUCT engaged an independent consultant, E3, to evaluate various resource adequacy proposals and recommend a policy direction to increase incentives for investment in dispatchable generation in ERCOT. On November 10, 2022, the independent consultant provided a report including various market design options such as a Forward Reliability Market, Load Servicing Entity Reliability Obligation and a new concept called a Performance Credit Mechanism ("PCM"). The PCM measures real-time contribution to system reliability and provides compensation for resources to be available. The PUCT staff filed a summary of comments and their recommendations, which support PCM. On January 19, 2023, the Commission approved an order adopting the PCM as their policy direction for resource adequacy in ERCOT, however, implementation is delayed until the legislature reviews.
Ruling on Pricing during Winter Storm Uri — On March 17, 2023, the Third Court of Appeals issued a ruling in Luminant Energy Co. v. PUCT, which is an appeal relating to the validity of two orders issued by the PUCT on February 15 and 16, 2021, respectively, governing scarcity pricing in the ERCOT wholesale electricity market during Winter Storm Uri. The Third Court found that the PUCT exceeded its statutory authority by ordering the market price of energy to be set at the high system wide offer cap due to scarcity conditions as a result of firm load shed occurring in ERCOT. The Third Court reversed the PUCT's orders and remanded the case. At the March 23, 2023 open meeting, the PUCT voted to appeal the Third Court's ruling to the Supreme Court of Texas. The outcome of this case could require a repricing of the market prices during that time.
Voluntary Mitigation ("VMP") Changes — On March 13, 2023, the PUCT Staff determined that a portion of NRG's VMP should be terminated due to the increase in procurement of ancillary services by ERCOT, specifically non-spin reserve services, following Winter Storm Uri. As such, PUCT Staff terminated part of the VMP for NRG which provides protection from wholesale market power abuse accusations related to offers for ancillary services. NRG agreed with these changes to the VMP. At the March 23, 2023 open meeting, the PUCT approved the amended VMP.
PJM
PJM Delays Base Residual Auction Results and Files to Update Tariff — The Base Residual Auction for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of Locational Deliverability Area Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the Local Deliverability Area Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, have filed for rehearing. The price of the auction cleared was significantly lower as a result of the PJM Tariff change.
Capacity Performance Penalties and Bonuses from Winter Storm Elliott — PJM experienced approximately 23 hours of Capacity Performance events from December 23-24, 2022 across PJM's entire footprint. The Company will be subject to penalty or bonus payments related to the events with settlements to occur in 2023. PJM anticipates that certain market participants who incurred penalties may encounter challenges in paying penalties levied upon them. This may result in bonus payments being prorated. On February 2, 2023, PJM made a filing at FERC that, if approved, would give PJM the ability to extend the payment period for PJM members who incurred penalties for an additional 9 months. On April 3, 2023, FERC approved PJM's request to allow Winter Storm Elliott penalty payments to be spread over 9 months (with interest) and allow future penalties to have a 9 month window to be satisfied without interest. In addition, multiple generators filed various complaints against PJM at FERC alleging that PJM violated its Tariff in, among other things, the manner in which it operated the system during Winter Storm Elliott and the resulting assessment of capacity performance penalties.

Draft 4                                                04/21/2023

PJM Files at FERC to Delay the Upcoming Base Residual Auctions — On April 11, 2023, PJM filed to delay the Base Residual Auctions for the 2025/2026 to 2028/2029 delivery years. PJM proposes to develop market reforms to improve the operation of the capacity market, and plans to make a filing regarding those reforms by October 1, 2023. PJM proposes to restart the auctions after FERC's ruling on these market changes.
California
California Resource Adequacy Proceedings — As part of the Integrated Resource Procurement docket, the CPUC approved a decision on June 24, 2021 that requires all LSEs to procure a pro rata share of 11.5 GW of new non-fossil resource adequacy from 2023 to 2026. In that same docket, the CPUC ordered the state's major investor-owned utilities to procure additional summer reliability resources through 2023, with recent staff proposals recommending an extension of these order through 2025. Further procurement order in this docket issued in February 2023 directed LSEs to procure an additional four GW of clean resources in the 2026 to 2028 timeframe. Reserve margin increased from 15 percent to 16 percent in 2023 and at least 17 percent in 2024. SB846 establishes a pathway for PG&E's Diablo Canyon Nuclear power plant, which units are scheduled to close in 2024 and 2025, to remain open for at least five additional years. Recently opened rulemaking will determine how the resource adequacy from the extension will be treated. Finally, the CPUC released a proposed order in March 2023 regarding details for implementation of a new Resource Adequacy ("RA") program beginning in 2025 which will require procurement to meet needs during every hour of the day. The result of these changes will likely keep RA prices elevated in the near term and if LSEs cannot meet their RA obligations, penalties may be issued.

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
A number of regulations that affect the Company have been revised recently and continue to be revised by the EPA, including ash storage and disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. The Company’s environmental matters are described in the Company’s 2022 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 17, Environmental Matters, to the condensed consolidated financial statements of this Form 10-Q and as follows.
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
Cross-State Air Pollution Rule ("CSAPR") — On March 15, 2023, the EPA signed and released a prepublication of a final rule that if and when published in the Federal Register would have significantly revised the CSAPR to address the good-

Draft 4                                                04/21/2023

neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Accordingly, the EPA may not publish this rule in the Federal Register or if it does publish the rule, it would be ineffective in Texas and Louisiana while the stay is pending. The rule would have decreased over time the ozone-season NOx allowances allocated to generators in the 23 states beginning this summer by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls. The Company cannot predict the outcome of: (i) the legal challenges to the various state disapprovals; (ii) whether the EPA will proceeds with publication in the Federal Register; and (iii) legal challenges to the final rule if it is published in the Federal Register.
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
On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Nuclear Waste Policy Act through December 31, 2013, which has been extended four times through addendums to cover payments through December 31, 2025. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the U.S., nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities on-site. STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
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

Draft 4                                                04/21/2023

and (iii) changing several deadlines. On July 26, 2021, the EPA announced that it is initiating a new rulemaking to evaluate revising the ELG rule. While the EPA is developing the new rule, the existing rule (as amended in 2020) will stay in place, and the EPA expects permitting authorities to continue to implement the current regulation. On March 29, 2023, the EPA proposed revisions to the ELG and is accepting comments on the proposal until May 30, 2023. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
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
Houston Nonattainment for 2008 Ozone Standard — During the fourth quarter of 2022, the EPA changed the Houston area's classification from Serious to Severe nonattainment for the 2008 Ozone Standard. Accordingly, Texas is required to develop a new control strategy and submit it to the EPA.

Significant Events
The following significant events have occurred during 2023 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Vivint Acquisition
On March 10, 2023, the Company completed the acquisition of Vivint. The Company paid $12 per share, or $2.6 billion in cash. For further discussion, see Note 4, Acquisitions and Dispositions.
Series A Preferred Stock
On March 9, 2023, the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock. The proceeds, net of issuance costs, of $636 million were used to fund the Vivint acquisition. For further discussion, see Note 10, Changes in Capital Structure.
Issuance of 2033 Senior Secured First Lien Notes
On March 9, 2023, the Company issued $740 million of aggregate principal amount of 7.000% senior secured first lien notes due 2023. The net proceeds of $724 million, net of issuance costs, were used to fund the Vivint acquisition. For further discussion, see Note 8, Long-term Debt and Finance Leases.
Astoria
On January 6, 2023, NRG closed on the sale of land and related assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million, subject to transaction fees of $3 million and certain indemnifications. NRG recognized a gain on the sale of $199 million. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines. The lease agreement is expected to terminate by the end of the year.
W.A. Parish Extended Outage
In May 2022, W.A. Parish Unit 8 came offline as a result of damage to the steam turbine/generator. Based on work completed to date, the Company is targeting to return the unit to service by the end of the second quarter of 2023.
Dividend Increase
In the first quarter of 2023, NRG increased the annual dividend to $1.51 from $1.40 per share, representing an 8% increase from 2022. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
Renewable Power Purchase Agreements
The Company's strategy is to procure mid to long-term generation through power purchase agreements. NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which approximately 1.1 GW are operational as of April 30, 2023. The average tenure of these agreements is eleven years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW procured through Renewable PPAs may be impacted by contract terminations when they occur.

Draft 4                                                04/21/2023

Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2022 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions, except as otherwise noted)	2023	2022	Change
Revenue
Retail revenue	$7,363	$7,570	$(207)
Energy revenue(a)	128	278	(150)
Capacity revenue(a)	42	116	(74)
Mark-to-market for economic hedging activities	91	(133)	224
Contract amortization	(11)	(9)	(2)
Other revenues(a)(b)	109	74	35
Total revenue	7,722	7,896	(174)
Operating Costs and Expenses
Cost of fuel	163	329	166
Purchased energy and other cost of sales(c)	6,002	6,452	450
Mark-to-market for economic hedging activities	2,035	(2,410)	(4,445)
Contract and emissions credit amortization(c)	108	138	30
Operations and maintenance	385	336	(49)
Other cost of operations	85	85	—
Cost of operations (excluding depreciation and amortization shown below)	8,778	4,930	(3,848)
Depreciation and amortization	190	183	(7)
Selling, general and administrative costs	426	347	(79)
Acquisition-related transaction and integration costs	71	8	(63)
Total operating costs and expenses	9,465	5,468	(3,997)
Gain/(loss) on sale of assets	199	(3)	202
Operating (Loss)/Income	(1,544)	2,425	(3,969)
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	5	(15)	20
Other income, net	16	—	16
Interest expense	(148)	(103)	(45)
Total other expense	(127)	(118)	(9)
(Loss)/Income Before Income Taxes	(1,671)	2,307	(3,978)
Income tax (benefit)/expense	(336)	571	907
Net (Loss)/Income	$(1,335)	$1,736	$(3,071)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.42	$4.95	(31)%
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Draft 4                                                04/21/2023

Management’s discussion of the results of operations for the three months ended March 31, 2023 and 2022
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2023 and 2022. Texas, East and West average on-peak power prices decreased for the three months ended March 31, 2023 as compared to the same period in 2022 as a result of lower natural gas prices, while average CAISO on-peak power prices increased primarily driven by colder winter weather in California in 2023.

	Average on Peak Power Price ($/MWh)
	Three months ended March 31,
Region	2023	2022	Change %
Texas
ERCOT - Houston(a)	$26.98	$48.69	(45)%
ERCOT - North(a)	26.72	46.27	(42)%

East
NY J/NYC(b)	$45.40	$104.26	(56)%
NEPOOL(b)	52.63	116.48	(55)%
COMED (PJM)(b)	29.78	44.69	(33)%
PJM West Hub(b)	36.49	58.33	(37)%

West
MISO - Louisiana Hub(b)	$29.78	$43.49	(32)%
CAISO - SP15(b)	92.54	45.20	105%
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

Draft 4                                                04/21/2023

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint(a)	Corporate/Eliminations	Total
Retail revenue	$1,958	$4,016	$1,241	$148	$—	$7,363
Energy revenue	4	74	48	—	2	128
Capacity revenue	—	41	1	—	—	42
Mark-to-market for economic hedging activities	—	35	67	—	(11)	91
Contract amortization	—	(11)	—	—	—	(11)
Other revenue(b)	72	21	17	—	(1)	109
Total revenue	2,034	4,176	1,374	148	(10)	7,722
Cost of fuel	(112)	(23)	(28)	—	—	(163)
Purchased energy and other cost of sales(c)(d)(e)	(1,255)	(3,577)	(1,157)	(11)	(2)	(6,002)
Mark-to-market for economic hedging activities	129	(1,790)	(385)	—	11	(2,035)
Contract and emission credit amortization	(1)	(104)	(3)	—	—	(108)
Depreciation and amortization	(75)	(30)	(24)	(52)	(9)	(190)
Gross margin	$720	$(1,348)	$(223)	$85	$(10)	$(776)
Less: Mark-to-market for economic hedging activities, net	129	(1,755)	(318)	—	—	(1,944)
Less: Contract and emission credit amortization, net	(1)	(115)	(3)	—	—	(119)
Less: Depreciation and amortization	(75)	(30)	(24)	(52)	(9)	(190)
Economic gross margin	$667	$552	$122	$137	$(1)	$1,477
(a) Vivint includes results of operations following the acquisition date of March 10, 2023
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $647 million, $49 million and $357 million of TDSP expense in Texas, East and West/Services/Other, respectively.
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint	Corporate/Eliminations	Total
Retail sales
Home power sales volume (GWh)	7,614	3,079	636	—	—	11,329
Business power sales volume (GWh)	8,568	10,451	2,393	—	—	21,412
Home natural gas sales volume (MDth)	—	22,395	36,733	—	—	59,128
Business natural gas sales volume (MDth)	—	471,121	50,879	—	—	522,000
Average retail Home customer count (in thousands)(a)	2,871	1,770	778	—	—	5,419
Ending retail Home customer count (in thousands)(a)	2,869	1,801	784	—	—	5,454
Ending Vivint smart home customer count(b)	—	—	—	1,938	—	1,938
Power generation
GWh sold	5,186	1,258	1,303	—	—	7,747
GWh generated(c)
Coal	2,081	218	—	—	—	2,299
Gas	785	39	1,302	—	—	2,126
Nuclear	2,320	—	—	—	—	2,320
Renewables	—	—	1	—	—	1
Total	5,186	257	1,303	—	—	6,746
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Vivint customer count includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

Draft 4                                                04/21/2023

	Three months ended March 31, 2022
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$1,946	$4,521	$1,103	$—	$7,570
Energy revenue	15	204	54	5	278
Capacity revenue	—	115	1	—	116
Mark-to-market for economic hedging activities	(2)	(130)	(18)	17	(133)
Contract amortization	—	(9)	—	—	(9)
Other revenue(a)	61	14	4	(5)	74
Total revenue	2,020	4,715	1,144	17	7,896
Cost of fuel	(175)	(103)	(51)	—	(329)
Purchased energy and other cost of sales(b)(c)(d)	(1,282)	(4,164)	(1,005)	(1)	(6,452)
Mark-to-market for economic hedging activities	655	1,576	196	(17)	2,410
Contract and emission credit amortization	2	(138)	(2)	—	(138)
Depreciation and amortization	(77)	(77)	(21)	(8)	(183)
Gross margin	$1,143	$1,809	$261	$(9)	$3,204
Less: Mark-to-market for economic hedging activities, net	653	1,446	178	—	2,277
Less: Contract and emission credit amortization, net	2	(147)	(2)	—	(147)
Less: Depreciation and amortization	(77)	(77)	(21)	(8)	(183)
Economic gross margin	$565	$587	$106	$(1)	$1,257
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $672 million, $61 million and $389 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail sales
Home power sales volume (GWh)	9,239	3,438	609	—	13,286
Business power sales volume (GWh)	8,691	12,148	2,117	—	22,956
Home natural gas sales volume (MDth)	—	24,115	39,285	—	63,400
Business natural gas sales volume (MDth)	—	545,940	41,965	—	587,905
Average retail Home customer count (in thousands)(a)	2,996	1,773	807	—	5,576
Ending retail Home customer count (in thousands)(a)	2,972	1,773	802	—	5,547
Power generation
GWh sold	8,021	3,881	1,498	—	13,400
GWh generated(b)
Coal	4,465	2,466	—	—	6,931
Gas	1,008	114	1,500	—	2,622
Nuclear	2,548	—	—	—	2,548
Oil	—	—	1	—	1
Total	8,021	2,580	1,501	—	12,102
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Includes owned and leased generation, excludes tolled generation and equity investments

Draft 4                                                04/21/2023

The table below represents the weather metrics for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Weather Metrics	Texas	East	West/Services/Other (b)
2023
CDDs (a)	166	54	73
HDDs (a)	799	2,092	1,159
2022
CDDs	68	42	31
HDDs	1,177	2,404	1,151
10-year average
CDDs	102	40	46
HDDs	978	2,525	1,093
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
Gross margin decreased $4.0 billion and economic gross margin increased $220 million during the three months ended March 31, 2023, compared to the same period in 2022.
The tables below describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •increased net revenue rates of $8.75 per MWh, or $160 million, primarily driven by changes in customer term, product and mix; and •a $5 million decrease in cost to serve the retail load, which was primarily driven by an extended outage at Limestone in 2022 and the more conservative winter hedge profile in the first quarter of 2022, partially offset by higher supply costs	$165
Lower gross margin due to a decrease in load of 920,000 MWh, or $34 million, from weather, and a decrease in load of 827,000 MWh, or $32 million, driven by attrition and changes in customer mix	(66)
Higher gross margin due to market optimization activities	3
Increase in economic gross margin	$102
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(524)
Increase in contract and emission credit amortization	(3)
Decrease in depreciation and amortization	2
Decrease in gross margin	$(423)

Draft 4                                                04/21/2023

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of Midwest Generation asset retirements in the second quarter of 2022	$(41)
Higher electric gross margin due to higher net revenue rates of $13.00 per MWh, or $175 million, as a result of changes in customer term, product and mix, partially offset by higher supply costs of $7.75 per MWh, or $104 million	71
Lower electric gross margin of $3 million due to a decrease in load of 218,000 MWh from weather, as well as a $3 million decrease due to a reduction in customer count and change in customer mix	(6)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower supply costs of $0.25 per Dth, primarily driven by a decrease in gas costs, totaling $124 million, partially offset by lower net revenue rates from changes in customer term, product and mix of $0.15 per Dth, or $81 million	43
Lower natural gas gross margin from a decrease in volumes, partially offset by an increase in customer count and mix	(50)
Lower gross margin primarily due to a 63% decrease in PJM capacity prices	(28)
Lower gross margin primarily at Midwest Generation due to a 85% decrease in generation volumes due to dark spread contractions, partially offset by a decrease in supply costs	(11)
Lower gross margin from market optimization activities	(8)
Other	(5)
Decrease in economic gross margin	$(35)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(3,201)
Decrease in contract amortization	32
Decrease in depreciation and amortization	47
Decrease in gross margin	$(3,157)

West/Services/Other

(In millions)
Lower natural gas gross margin due to higher supply rates of $1.05 per Dth, or $95 million, partially offset by higher net revenue rates of $0.85 per Dth, or $76 million, and changes in customer mix of $3 million	$(16)
Higher gross margin from market optimization activities	20
Higher gross margin at Cottonwood due to a reduction in commodity costs	16
Other	(4)
Increase in economic gross margin	$16
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(496)
Increase in contract amortization	(1)
Increase in depreciation and amortization	(3)
Decrease in gross margin	$(484)

Vivint(a)

(In millions)
Increase due to the acquisition of Vivint	$137
Increase in economic gross margin	$137
Increase in depreciation and amortization	(52)
Increase in gross margin	$85
(a) Includes results of operations following the acquisition date of March 10, 2023

Draft 4                                                04/21/2023

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $4.2 billion during the three months ended March 31, 2023, compared to the same period in 2022.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(13)	$9	$(3)	$(7)
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	49	58	(8)	99
Total mark-to-market gains in revenue	$—	$35	$67	$(11)	$91
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(79)	$(482)	$(281)	$3	$(839)
Reversal of acquired loss/(gain) positions related to economic hedges	7	(28)	(3)	—	(24)
Net unrealized gains/(losses) on open positions related to economic hedges	201	(1,280)	(101)	8	(1,172)
Total mark-to-market gains/(losses) in operating costs and expenses	$129	$(1,790)	$(385)	$11	$(2,035)

	Three months ended March 31, 2022
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$1	$(22)	$30	$(2)	$7
Reversal of acquired loss positions related to economic hedges	—	2	—	—	2
Net unrealized (losses) on open positions related to economic hedges	(3)	(110)	(48)	19	(142)
Total mark-to-market (losses) in revenue	$(2)	$(130)	$(18)	$17	$(133)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(94)	$(261)	$(62)	$2	$(415)
Reversal of acquired loss/(gain) positions related to economic hedges	12	(68)	(6)	—	(62)
Net unrealized gains on open positions related to economic hedges	737	1,905	264	(19)	2,887
Total mark-to-market gains in operating costs and expenses	$655	$1,576	$196	$(17)	$2,410
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended March 31, 2023, the $91 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in natural gas and power prices. The $2.0 billion loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in natural gas and power prices and the reversal of previously recognized unrealized gains on contracts that settled during the period.
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

Draft 4                                                04/21/2023

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2023 and 2022. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended March 31,
(In millions)	2023	2022
Trading gains/(losses)
Realized	$2	$7
Unrealized	12	(14)
Total trading gains/(losses)	$14	$(7)

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint(a)	Eliminations	Total
Three months ended March 31, 2023	$218	$79	$71	$18	$(1)	$385
Three months ended March 31, 2022	189	101	47	—	(1)	336
(a) Vivint includes results of operations following the acquisition date of March 10, 2023
Operations and maintenance expense increased by $49 million for the three months ended March 31, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the acquisition of Vivint	$18
Decrease primarily due to Midwest Generation asset retirements in the second quarter of 2022, partially offset by an increase in deactivation costs in the West	(9)
Increase in major maintenance expenditures associated with the timing of planned outages at STP as well as the scope and duration of outages at Texas gas facilities and Cottonwood	32
Increase primarily due to higher retail operations costs	10
Decrease in variable operation and maintenance expense due to a reduction in PJM generation volumes in 2023 as compared to 2022	(9)
Other	7
Increase in operations and maintenance expense	$49
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Total
Three months ended March 31, 2023	$49	$32	$4	$85
Three months ended March 31, 2022	42	37	6	85
Other cost of operations for the three months ended March 31, 2023 was flat, when compared to the same period in 2022, with fluctuations within other cost of operations shown below:

(In millions)
Increase due to higher property insurance premiums	$8
Decrease in retail gross receipt taxes due to lower revenues in the East	(7)
Other	(1)
Change in other cost of operations	$—

Draft 4                                                04/21/2023

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint(a)	Corporate	Total
Three months ended March 31, 2023	$75	$30	$24	$52	$9	$190
Three months ended March 31, 2022	77	77	21	—	8	183
(a) Vivint includes results of operations following the acquisition date of March 10, 2023
Depreciation and amortization increased by $7 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher amortization of intangible assets due to the acquisition of Vivint in March 2023, partially offset by lower depreciation at Midwest Generation as a result of asset impairments and retirements in 2022.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint(a)	Corporate	Total
Three months ended March 31, 2023	$170	$149	$51	$50	$6	$426
Three months ended March 31, 2022	146	132	57	—	12	347
(a) Vivint includes results of operations following the acquisition date of March 10, 2023
Selling, general and administrative costs increased by $79 million for the three months ended March 31, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the acquisition of Vivint	$50
Increase due to higher personnel costs	20
Increase in broker fee and commission expenses	9
Increase due to higher provision for credit losses primarily related to deteriorated customer payment behavior	7
Decrease due to lower consulting and legal expenses	(5)
Other	(2)
Increase in selling, general and administrative costs	$79
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $71 million were incurred during the three months ended March 31, 2023, which consisted of $36 million of acquisition costs and $30 million of integration costs related to Vivint, as well as $5 million of integration costs related to Direct Energy.
Acquisition-related transaction and integration costs of $8 million were incurred during the three months ended March 31, 2022, which are comprised primarily of integration costs related to Direct Energy.
Gain/(Loss) on Sale of Assets
The gain on sale of assets of $199 million for the three months ended March 31, 2023 was related to the sale of land and related assets from the Astoria site.
Other Income, Net
Other income, net increased by $16 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by higher interest income.
Interest Expense
Interest expense increased by $45 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the Vivint acquisition including newly issued Senior Secured First Lien Notes, acquired debt of Vivint, borrowings on the Revolving Credit Facility and the Receivables Securitization Facilities as well as the write-off of the deferred financing costs associated with the cancellation of the bridge facility for the Vivint acquisition.

Draft 4                                                04/21/2023

Income Tax (Benefit)/Expense
For the three months ended March 31, 2023, an income tax benefit of $336 million was recorded on a pre-tax loss of $1.7 billion. For the same period in 2022, income tax expense of $571 million was recorded on pre-tax income of $2.3 billion. The effective tax rates were a benefit of 20.1% and expense of 24.8% for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to current state tax expense and permanent differences which when applied to year-to-date financial statement losses have an inverted effect and reduce the overall effective income tax rate. For the same period in 2022, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2023 and December 31, 2022, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $3.5 billion and $2.8 billion, respectively, was comprised of the following:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$407	$430
Restricted cash - operating	6	5
Restricted cash - reserves	26	35
Total	439	470
Total availability under Revolving Credit Facility and collective collateral facilities(a)	3,094	2,324
Total liquidity, excluding funds deposited by counterparties	$3,533	$2,794
(a) Total capacity of Revolving Credit Facility and collective collateral facilities was $7.3 billion and $6.4 billion as of March 31, 2023 and December 31, 2022, respectively

For the three months ended March 31, 2023, total liquidity, excluding funds deposited by counterparties, increased by $739 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2023 were predominantly held in bank deposits.
Management believes that the Company's liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, to fund dividends, and to fund other liquidity commitments. Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
The Company remains committed to maintaining a strong balance sheet and continues to work to achieve investment grade credit metrics over time primarily through debt reduction and the realization of growth initiatives.
Credit Ratings
On March 1, 2023, following the Vivint Acquisition financing launch, Standard and Poor's downgraded the Company's issuer credit to BB with a Stable outlook from BB+. There was no change to Moody's and Fitch ratings at the time.

Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements. As described in Note 8, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Revolving Credit Facility, and tax-exempt bonds. As part of the acquisition of Vivint on March 10, 2023, NRG acquired Vivint's existing debt, which includes senior secured notes, senior notes and a senior secured term-loan.
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) market operations activities; (ii) debt service obligations, as described in Note 8, Long-term Debt and Finance Leases; (iii) capital expenditures, including maintenance, repowering, development, and environmental; and (iv) allocations in connection with acquisition opportunities, debt repayments, share repurchases and dividend payments to stockholders, as described in Note 10, Changes in Capital Structure.

Draft 4                                                04/21/2023

Vivint Acquisition
On March 10, 2023, the Company completed the acquisition of Vivint. The Company paid $12 per share, or $2.6 billion in cash. The Company funded the acquisition using a combination of $740 million in newly-issued secured corporate debt, $650 million in newly-issued preferred stock, $900 million drawn from its Revolving Credit Facility and Receivables Facilities, and cash on hand.
Issuance of 2033 Senior Notes
On March 9, 2023, the Company issued $740 million of aggregate principal amount of 7.000% senior notes due 2033. The 2033 Senior Notes are senior secured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on September 15, 2023 until the maturity date of March 15, 2033. See Note 8, Long-term Debt and Finance Leases, for further discussion.
Series A Preferred Stock
On March 9, 2023, the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock. See Note 10, Changes in Capital Structure, for further discussion.
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
On March 13, 2023, the Company amended its Revolving Credit Facility to, among other things, increase the existing revolving commitments by $45 million. As of March 31, 2023, there were outstanding borrowings of $725 million and there were $1.1 billion in letters of credit issued under the Revolving Credit Facility. As of April 30, 2023, there were outstanding borrowings of $650 million and $994 million in letters of credit issued under the Revolving Credit Facility.
Sale of Astoria
On January 6, 2023, the Company closed on the sale of land and related assets from the Astoria site, within the East region of operations, for initial proceeds of $212 million, subject to transaction fees of $3 million and certain indemnifications. As part of the transaction, NRG entered into an agreement to lease the land back for the purpose of operating the Astoria gas turbines. The lease agreement is expected to terminate by the end of the year.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2023, the Company had total cash collateral outstanding of $293 million and $4.1 billion outstanding in letters of credit to third parties primarily to support its market activities. As of March 31, 2023, total funds deposited by counterparties were $330 million in cash and $445 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices differ from the hedged prices. As of March 31, 2023, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.

Draft 4                                                04/21/2023

The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of March 31, 2023:

Equivalent Net Sales Secured by First Lien Structure(a)	2023
In MW	460
As a percentage of total net coal and nuclear capacity(b)	11%
(a) Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b) Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental and growth investments for the three months ended March 31, 2023, and the estimated capital expenditures forecast for the remainder of 2023.

(In millions)	Maintenance	Environmental	Growth Investments(a)	Total
Texas	$(100)	$—	$(20)	$(120)
West/Services/Other	(7)	—	(2)	(9)
Corporate	(4)	—	(8)	(12)
Vivint(b)	(1)	—	—	(1)
Total cash capital expenditures for the three months ended March 31, 2023	(112)	—	(30)	(142)
Investments	—	—	(49)	(49)
Total capital expenditures and investments	$(112)	$—	$(79)	$(191)

Estimated capital expenditures and investments for the remainder of 2023(c)	$(438)	$(13)	$(251)	$(702)
(a)Includes other investments, acquisitions and integration projects
(b)Vivint includes expenditures following the acquisition date of March 10, 2023
(c)Estimated capital expenditures related to W.A. Parish do not reflect expected insurance recoveries
Growth investments for the three months ended March 31, 2023 include expenditures for a small book acquisition, integration operating expenses, as well as the Encina site improvements classified as ARO payments. NRG has completed its demolition activities at the site and has begun marketing the site.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2023 through 2027 required to comply with environmental laws will be approximately $42 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
Common Stock Dividends
During the first quarter of 2023, NRG increased the annual dividend to $1.51 from $1.40 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.3775 per share was paid on the Company's common stock during the three months ended March 31, 2023. On April 19, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, payable on May 15, 2023 to stockholders of record as of May 1, 2023.
Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 27, Guarantees, to the Company's 2022 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $475 million as of March 31, 2023. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.

Draft 4                                                04/21/2023

Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2022 Form 10-K. See also Note 8, Long-term Debt and Finance Leases, and Note 15, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three months ended March 31, 2023.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:

	Three months ended March 31,
(In millions)	2023	2022	Change
Cash (used)/provided by operating activities	$(1,598)	$1,676	$(3,274)
Cash used by investing activities	(2,350)	(80)	(2,270)
Cash provided by financing activities	2,536	287	2,249

Cash (used)/provided by operating activities
Changes to cash (used)/provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$(3,419)
Increase in operating loss/income adjusted for other non-cash items	243
Decrease in working capital primarily due to lower market pricing and volumes on gas and power	(87)
Decrease in other working capital	(11)
$(3,274)
Cash used by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions primarily due to the acquisition of Vivint in March 2023	$(2,466)
Increase in proceeds from sale of assets primarily due to the sale of the land and related assets from the Astoria site in January 2023	205
Increase in capital expenditures	(82)
Increase from insurance proceeds for property, plant and equipment, net in 2023	71
Increase in proceeds from sales of investments in nuclear decommissioning trust fund securities, net of purchases	2
$(2,270)
Cash provided by financing activities
Changes to cash provided/(used) by financing activities were driven by:

(In millions)
Increase in proceeds from Revolving Credit Facility and Receivables Securitization Facilities in 2023	$950
Increase in proceeds from issuance of long-term debt in 2023	731
Increase in proceeds from issuance of preferred stock in 2023	636
Decrease in net receipts from settlement of acquired derivatives	(225)
Increase due to lower payments for share repurchase activity	180
Increase in payments of deferred issuance costs	(18)
Decrease due to repayments of long-term debt and finance leases	(3)
Increase in payments of dividends to common stockholders	(2)
$2,249

Draft 4                                                04/21/2023

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2023, the Company had domestic pre-tax book loss of $1.5 billion and foreign pre-tax book loss of $168 million. As of December 31, 2022, the Company had cumulative U.S. Federal NOL carryforwards of $8.2 billion, which do not have an expiration date, and cumulative state NOL carryforwards of $5.3 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $382 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $270 million indefinite carryforward for interest deductions, as well as $393 million of tax credits to be utilized in future years. As of March 31, 2023, additional federal and state NOLs of $2.1 billion and $1.8 billion, respectively, as well as federal carryforward for interest deductions of $739 million, were added with the acquisition of Vivint. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $66 million in 2023.
As of March 31, 2023, the Company has $41 million of tax-effected uncertain federal and state tax benefits, for which the Company has recorded a non-current tax liability of $43 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years prior to 2014.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of March 31, 2023 and December 31, 2022, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.8 billion and $2.0 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of March 31, 2023 and December 31, 2022 as discussed below.
NOL Carryforwards — As of March 31, 2023, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.7 billion and $315 million, respectively. Additional federal and state NOLs of $446 million and $70 million, respectively, were added with the acquisition of Vivint. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $102 million.
Valuation Allowance — As of March 31, 2023 and December 31, 2022, the Company’s tax-effected valuation allowance was $231 million and $224 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of March 31, 2023, the Company's outstanding registered senior notes consisted of $375 million of the 2027 Senior Notes and $821 million of the 2028 Senior Notes as shown in Note 8, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 for a listing of the Guarantors. These guarantees are both joint and several.
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

Draft 4                                                04/21/2023

The following table presents the summarized statement of operations:

(In millions)	Three months ended March 31, 2023
Revenues(a)	$6,542
Operating loss(b)	(1,467)
Total other expense	(97)
Loss from continuing operations before income taxes	(1,563)
Net Loss	(1,275)
(a)Intercompany transactions with Non-Guarantors of $5 million during the three months ended March 31, 2023
(b)Intercompany transactions with Non-Guarantors including cost of operations of $45 million and selling, general and administrative of $35 million during the three months ended March 31, 2023
The following table presents the summarized balance sheet information:

(In millions)	March 31, 2023
Current assets(a)	$8,393
Property, plant and equipment, net	1,274
Non-current assets	14,276
Current liabilities(b)	8,567
Non-current liabilities	12,332
(a)Includes intercompany receivables due from Non-Guarantors of $96 million as of March 31, 2023
(b)Includes intercompany payables due to Non-Guarantors of $14 million as of March 31, 2023

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
Under Vivint Flex Pay, customers pay for smart home products by obtaining financing from a third-party financing provider under the Consumer Financing Program. Vivint pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer.
NRG's trading activities are subject to limits in accordance with the Company's Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.

Draft 4                                                04/21/2023

The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2023. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2022	$3,553
Contracts realized or otherwise settled during the period	(871)
Vivint contracts acquired during the period	(112)
Changes in fair value	(1,063)
Fair Value of Contracts as of March 31, 2023	$1,507

	Fair Value of Contracts as of March 31, 2023
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(399)	$293	$7	$8	$(91)
Level 2	562	514	139	23	1,238
Level 3	(113)	96	139	238	360
Total	$50	$903	$285	$269	$1,507
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2023, NRG's net derivative asset was $1.5 billion, a decrease to total fair value of $2.0 billion as compared to December 31, 2022. This decrease was primarily driven by losses in fair value, roll-off of trades that settled during the period, and Vivint contracts acquired during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $1.7 billion in the net value of derivatives as of March 31, 2023.
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

Draft 4                                                04/21/2023

The Company identifies its most critical accounting estimates as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.
The Company's critical accounting estimates are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2022 Form 10-K. There have been no material changes to the Company's critical accounting estimates since the 2022 Form 10-K.

Draft 4                                                04/21/2023

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's retail operations, merchant power generation or with existing or forecasted financial or commodity transactions. The types of market risks the Company is exposed to are commodity price risk, credit risk, liquidity risk, interest rate risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2022 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three months ending March 31, 2023 and 2022:

(In millions)	2023	2022
VaR as of March 31,	$78	$40
Three months ended March 31,
Average	$72	$37
Maximum	82	57
Minimum	61	27
The increase in the range of the daily VaR results was primarily due to increased commodity prices and market volatility during 2023 as compared to 2022. In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $330 million, as of March 31, 2023, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2022 Form 10-K. As of March 31, 2023, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $554 million, resulting in a net exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 52% of the Company's exposure before collateral is expected to roll off by the end of 2024. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and

Draft 4                                                04/21/2023

includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	71%
Financial institutions	29
Total as of March 31, 2023	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	55%
Non-investment grade/non-rated	45
Total as of March 31, 2023	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to two wholesale counterparties in excess of 10% of total net exposure discussed above as of March 31, 2023. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2023, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.1 billion for the next five years.
Retail Customer Credit Risk
The Company is exposed to retail credit risk through the Company's retail electricity and gas providers as well as through Vivint, which serve both Home and Business customers. Retail credit risk results in losses when a customer fails to pay for services rendered. The losses may result from both non-payment of customer accounts receivable and the loss of in-the-money forward value. The Company manages retail credit risk through the use of established credit policies, which include monitoring of the portfolio and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of March 31, 2023, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

Draft 4                                                04/21/2023

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of March 31, 2023, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.15 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $416 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2023.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. In the first quarter of 2023, the Company entered into $1.0 billion of interest rate swaps through 2027 to hedge the floating rate on the Term Loan acquired with the Vivint acquisition. Additionally, in the first quarter of 2023, the Company entered into a $720 million interest rate swap to hedge the floating rate on the Revolving Credit Facility extending through 2024.
As of March 31, 2023, the fair value and related carrying value of the Company's debt was $11.6 billion and $12.4 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of March 31, 2023 by $639 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of March 31, 2023, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $594 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of March 31, 2023 would have resulted in an decrease of $12 million to net income within the Consolidated Statement of Operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

Draft 4                                                04/21/2023

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through March 31, 2023, see Note 15, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
The Company's Risk Factors are disclosed in their entirety below, including revisions as a result of the Vivint acquisition.
NRG's risk factors are grouped into the following categories: (i) Risks Related to the Acquisition of Vivint; (ii) Risks Related to the Operation of NRG's Business; (iii) Risks Related to Governmental Regulation and Laws; and (iv) Risks Related to Economic and Financial Market Conditions, and the Company's Indebtedness.
Risks Related to the Acquisition of Vivint
The acquisition of Vivint may not achieve its intended results and its integration may disrupt or have a negative impact on the Company’s business.
Achieving the anticipated cost savings and operating efficiencies from the acquisition of Vivint is subject to risks, including whether the businesses of NRG and Vivint are integrated in an efficient and effective manner. These risks include, but are not limited to:
•the difficulty of managing and integrating Vivint and its operations;
•difficulties in implementing and maintaining uniform processes, systems, standards, controls, procedures, practices, policies and compensation standards;
•unanticipated issues in integrating information technology, communications, and other systems;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•the potential impairment of relationships with, and loss of, employees;
•the potential difficulty in managing an increased number of locations and employees;
•difficulty addressing any possible differences in corporate cultures and management philosophies; and
•the effect of any government regulations which relate to the business acquired.
Many of these factors are outside of the Company’s control. Failure to address these risks effectively could result in increased costs, lower-than-expected revenues or income generated by the combined company and diversion of management's time and energy and could have an adverse effect on the Company's business, financial results and prospects.
Risks Related to the Operation of NRG's Business
NRG's financial performance may be impacted by price fluctuations in the retail and wholesale power and natural gas markets, as well as fluctuations in coal and oil markets and other market factors that are beyond the Company's control.
Market prices for power, capacity, ancillary services, natural gas, coal, oil and renewable energy credits are unpredictable and tend to fluctuate substantially. Electric power generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long and short-term power and gas prices may also fluctuate substantially due to other factors outside of the Company's control, including:
•changes in generation capacity in the Company’s markets, including the addition of new supplies of power as a result of the development of new plants, expansion of existing plants, the continued operation of uneconomic power plants due to state subsidies, retirement of existing plants or addition of new transmission capacity;
•changes in law, including judicial decisions, environmental regulations and environmental legislation;
•electric supply disruptions, including plant outages and transmission disruptions;
•changes in power and gas transmission infrastructure;
•transportation capacity constraints or inefficiencies;
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
•economic and political conditions; and
•federal, state and provincial power regulations and legislation, and regulations and actions of the ISO and RTOs.
While retail rates are generally designed to allow retail sellers of electricity and natural gas to pass through price fluctuations and other changes to costs, the Company may not be able to pass through all such changes to customers. For

Draft 4                                                04/21/2023

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

Draft 4                                                04/21/2023

cash flow hedge accounting treatment or a scope exception. As a result, the Company's quarterly and annual results are subject to significant fluctuations caused by changes in market prices.
Competition may have a material adverse effect on NRG's results of operations, cash flows and the market value of its assets.
The Company's retail operations face competition for customers. Competitors may offer different products, lower prices, and other incentives which may attract customers away from the Company. In some retail electricity markets, the principal competitor may be the incumbent utility. The incumbent utility has the advantage of long-standing relationships with its customers and strong brand recognition. Furthermore, NRG may face competition from other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services, who have, and may in the future, develop businesses and offerings that compete with NRG. In the smart home market, the Company faces competition from residential security companies as well as other companies that are able to bundle their existing offerings, such as cable, telecommunications and internet service, with automation and monitored security services, and from do-it-yourself smart home systems, which customers are able to install without subscription services.
The Company’s plant operations face competition from newer or more efficient plants owned by competitors, which may put some of the Company's plants at a disadvantage to the extent these competitors are able to consume the same or less fuel as the Company's plant. Over time, the Company's plants may be unable to compete with these more efficient plants, which could result in asset retirements.
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
NRG's competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or devote greater resources to marketing of retail energy and home services than NRG can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share.
There can be no assurance that NRG will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.
NRG’s strategy relies, in part, on its ability to cross-serve and optimize its network of retail and smart home services customers, and if it is unable to retain existing customers and expand their use of the Company’s products and services, its expected growth and operating results could be adversely affected.
As part of NRG’s growth strategy, it is important for the Company to cross-sell energy sales and services to smart home services subscribers and smart home services to residential retail customers. While the Company believes there are significant cross-selling opportunities between these customers, there can be no assurances that its efforts in this regard will be successful. Additionally, for the Company to be successful in such cross-selling opportunities, it must retain its existing customers. The length of the terms for which NRG’s retail customers are contracted can be for multi-year periods, but many customers are contracted for a period of one year or less, and smart home services customers historically have entered into subscriptions that range from three to five years. These customers are not obligated to, and may not, renew their contracts or subscriptions after the expirations of their original commitments. Factors that may cause non-renewals include, but are not limited to, customer dissatisfaction with NRG’s products or services, customers’ spending levels and the preference for lower pricing of competitors’ products and services over the Company’s. If customers terminate their contracts, do not renew their contracts or do not expand their use of NRG’s products and services, the Company’s growth strategy may not be successful and its expected results of operations may be adversely affected.
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

Draft 4                                                04/21/2023

NRG routinely hedges both its wholesale sales and purchases to support its retail load obligations. In order to hedge these obligations, the Company may enter into long-term and short-term contracts for the purchase and delivery of fuel. Many of the forward power sales contracts do not allow the Company to pass through changes in fuel costs or discharge the power sale obligations in the case of a disruption in fuel supply due to force majeure events or the default of a fuel supplier or transporter. Disruptions in the Company's fuel supplies or power supply arrangements may therefore require it to supply replacement power either by running its other, higher cost power plants or by obtaining power from third-party sources at market prices that could substantially exceed the contract price, or to pay damages to counterparties for failure to deliver power or sell electricity or natural gas as contracted. Any such event could have a material adverse effect on the Company's financial performance.
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
NRG undertakes to hedge these market activities through agreements with various counterparties. Many of the Company's agreements with counterparties include provisions that require the Company to provide guarantees, offset or netting arrangements, letters of credit, a first lien on assets and/or cash collateral to protect the counterparties against the risk of the Company's default or insolvency. The amount of such credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in the Company being required to provide cash collateral and letters of credit in very large amounts. The effectiveness of the Company's strategy may depend on the amount of collateral available to enter into or maintain these contracts, and liquidity requirements may be greater than the Company anticipates or will be able to meet. Without a sufficient amount of working capital to post as collateral in support of performance guarantees or as a cash margin, the Company may not be able to manage price volatility effectively or to implement its strategy. An increase in the amount of letters of credit or cash collateral required to be provided to the Company's counterparties may negatively affect the Company's liquidity and financial condition.
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

Draft 4                                                04/21/2023

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
Supplier and/or customer concentration, the inability of suppliers to meet their obligations and dependence on third-party service providers may expose the Company to significant financial credit or performance risks and adversely affect NRG's results of operations, cash flows and financial condition..
NRG often relies on a single contracted supplier or a small number of suppliers for the provision and transportation of fuel, chemicals and other services required for the operation of certain of its facilities. If these suppliers cannot perform these services, the Company utilizes the marketplace. There can be no assurance that the marketplace can provide these services as, when and where required or at comparable prices. The Company also relies on a number of sole or limited source suppliers for

Draft 4                                                04/21/2023

critical components for its smart home products and services, and those services are dependent on third-party cellular, telecommunications and/or internet providers.
The failure of any supplier or customer to fulfill its contractual obligations to NRG, the inability of NRG to source products and services on acceptable terms, if at all, and the failure of third parties to provide services to its customers that are necessary for the Company’s smart home services could have a material adverse effect on the Company's financial results. As a result, the financial performance of the Company's facilities is dependent on the credit quality of, and continued performance by, suppliers and customers, which cannot be guaranteed.
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

Draft 4                                                04/21/2023

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
NRG may in the future acquire or dispose of businesses or assets, acquire or sell books of retail customers, or pursue other business activities, directly or indirectly, through subsidiaries that involve a number of risks. The acquisition of companies and assets, and their integration, is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets or customers, the inability to retain customers and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may not be successfully integrated. In the case of dispositions, such risks may relate to employment matters, counterparties, regulators and other stakeholders in the disposed business, the separation of disposed assets from NRG’s business, the management of NRG’s ongoing business, and other financial, legal and operational matters related to such disposition, which may be unknown to NRG at the time. In addition, NRG may be subject to material trailing liabilities from disposed businesses. Any such risk may result in one or more costly disputes or litigation. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the indebtedness incurred to acquire them or the capital expenditures needed to develop them. There can also be no assurances that NRG will realize the anticipated benefits from any such dispositions. The failure to realize the anticipated returns or benefits from an acquisition or disposition could adversely affect NRG's results of operations, cash flows and financial condition.
The operation of the Company's businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on NRG's infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect.
Numerous functions affecting the efficient operation of NRG’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems, much of which is connected (directly or indirectly) to the internet. As a result, NRG's information technology systems and infrastructure, and those of its vendors and suppliers, are susceptible to cyber-based security threats which could compromise confidentiality, integrity or availability. While the Company has controls in place designed to protect its infrastructure, such breaches and threats are becoming increasingly sophisticated and complex, requiring continuing evolution of its program. Any such breach, disruption or similar event that impairs NRG's information technology infrastructure could disrupt normal business operations and affect the Company's ability to control its generation assets, provide smart home services, maintain confidentiality, availability and integrity of restricted data, access retail customer information and limit communication with third parties, which could have a material adverse effect on the Company.
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
Further, the Company's retail and home services businesses, including Vivint's smart home platform, require accessing, collecting, storing and transmitting sensitive customer data in the ordinary course of business. Concerns about data privacy have led to increased regulation and other actions that could impact NRG's businesses and changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations could adversely affect the Company's business and financial results. NRG's retail and home services businesses may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to such businesses. The services and the networks and information systems utilized by the Company may be at risk for breaches as a result of third-party actions, employee or vendor error, malfeasance or other factors.
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

Draft 4                                                04/21/2023

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
Negative publicity may damage NRG's reputation or its brands and negatively impact its business, financial condition, results of operations and ability to attract and retain highly qualified employees.
NRG’s reputation and brands could be damaged for numerous reasons, including negative views of the Company’s environmental impact, sustainability goals, supply chain practices, product and service offerings, sponsorship relationships, charitable giving programs and public statements made by Company officials. Additionally, the Company is from time to time named in investigations, claims and lawsuits arising in the ordinary course of business, and customers have in the past communicated complaints to consumer protection organizations, regulators or the media. Negative claims or publicity regarding the Company or its operations, offerings, practices or customer service may damage its brands or reputation, even if such claims are untrue. The Company may also experience criticism or backlash from media, customers, employees, government entities, advocacy groups and other stakeholders that disagree with positions taken by the Company or its executives. If the Company’s brands or reputation are damaged, it could negatively impact the Company’s business, financial condition, results of operations, and ability to attract and retain highly qualified employees.
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
The Company has made investments focused on consumer products that may not be successful, may not achieve the intended financial results or may result in product liability and reputational risk that could adversely affect the Company.
The Company may be liable to customers for any damage caused to customers’ homes, facilities, belongings or property during the installation of Company products and systems, such as smart home systems, home back-up generators and residential HVAC system repairs, installation and replacements. Where such work is performed by independent contractors, such as repairs performed under the Company's home warranty and protection plan products, the Company may nonetheless face claims and costs for damage. In addition, shortages of skilled labor for Company projects could significantly delay a project or otherwise increase its costs. The products that the Company sells or manufactures may expose the Company to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although the Company maintains liability insurance and its service contracts limit Company liability, the Company cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that contractual limitations will be enforced. The laws of some states limit or prohibit insurance coverage for certain liabilities and actions, and any significant uninsured damages could have a material adverse effect on the Company’s business, financial condition and cash flows. Further, any product liability claim or damage caused by the Company could significantly impair the Company’s brand and reputation, which may result in a failure to maintain customers and achieve the Company’s desired growth initiatives in these new businesses.

Draft 4                                                04/21/2023

Changes in technology may impair the value of, and the attractiveness of, its retail products, smart home services and NRG’s generation facilities.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power, including wind, photovoltaic (solar) cells, hydrogen, energy storage, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these or other technologies could reduce the costs of power production to a level below what the Company has currently forecasted, which could adversely affect its cash flows, results of operations or competitive position. Technology, including distributed technology or changes in retail rate structures, may also have a material impact on the Company’s ability to retain retail customers. Further, technological innovation and changes could cause the Company’s smart home products and services to become obsolete, or otherwise more expensive and less effective than those of competitors, putting the Company at a competitive disadvantage.
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
The Company’s smart home services rely on intellectual property and any failure to adequately protect such intellectual property, or claims that the Company has infringed on others’ intellectual property rights, could have an adverse effect on its business and operations and result in a competitive disadvantage.
The Company relies on a combination of patent, trademark, copyright and trade secret laws of the United States and other countries and a combination of confidentiality procedures, contractual provisions and other methods, to protect its intellectual property, all of which offer only limited protection. If the Company fails to acquire the necessary intellectual property rights or adequately protect or assert its intellectual property rights, competitors may manufacture and market similar products and services or convert customers, which could adversely affect market share and results of operations for smart home services. In addition, patent rights may not prevent competitors from developing, using or selling products or services that are similar to or address the same market as the Company’s smart home products and services. Certain of the Company’s smart home solutions contain software modules licensed under “open-source” licenses, which may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Further, if proprietary software is combined with open-source software, in certain cases the Company could be required to release the source code of the proprietary software to the public, allowing competitors to create similar products with lower development effort and time.
It is possible that certain of the Company’s smart home products and services or those of third parties incorporated into its offerings could infringe the intellectual property rights of others. From time to time, Vivint has been subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others. If the Company is unable to successfully defend against such claims or license necessary third-party technology or other intellectual property on acceptable terms it may be required to develop alternative, non-infringing technology, which could require significant time, effort, and expense and may ultimately not be successful.
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

Draft 4                                                04/21/2023

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

Draft 4                                                04/21/2023

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
While STP maintains property and liability insurance for losses related to nuclear operations, there may be limitations on the amounts and types of insurance commercially available. See also Item 15 — Note 23, Commitments and Contingencies, Nuclear Insurance, of the Company's 2022 Form 10-K. An accident at STP or another nuclear facility could have a material adverse effect on NRG's financial condition, its operational results, reputation, or liquidity as losses may exceed the insurance coverage available and/or may result in the obligation to pay retrospective premium obligations.
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

Draft 4                                                04/21/2023

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
NRG's GHG emissions reduction targets can be found in Item 1, Business —Environmental Regulatory Matters, of the Company's 2022 Form 10-K. The Company's ability to achieve these targets depends on many factors, including the ability to retire high emitting assets, ability to reduce emissions based on technological advances and innovation, and ability to source energy from less carbon intense resources. In addition, any future decarbonization efforts may increase costs, or NRG may otherwise be limited in its ability to apply them. The cost associated with NRG's GHG emissions reduction goals could be significant. Failure to achieve the Company's emissions targets could result in a negative impact on access to and cost of capital, changing investor sentiment regarding investment in the Company or reputation harm.
Enhanced data privacy and data protection laws and regulations or any non-compliance with such laws and regulations, could adversely affect NRG’s business and financial results.
The consumer privacy landscape continues to experience momentum for greater privacy protection and reform at the state and federal level in response to precedents set forth by the General Data Protection Regulation (the "GDPR") and the California Consumer Privacy Act (the "CCPA"). The development and evolving nature of domestic and international privacy regulation and enforcement could impact and potentially limit how NRG processes personally identifiable information. Beginning January 1, 2023, California residents have increased access rights (including the right to limit the use and disclosure of sensitive personal information), which are enforced by a new state privacy regulator, resulting in more scrutiny of business practices and disclosures. Additional states including Virginia, Utah, Connecticut, Colorado, and Nevada have similarly adopted enhanced data privacy legislation effective in 2023 and patterned after the standards set forth by CCPA, including broader data access rights, with Virginia going a step further requiring businesses to perform data protection assessments for certain processing activities. The Company is also bound by contractual requirements relating to privacy and data protection, and may agree to additional contractual requirements addressing these matters from time to time.
As new laws and regulations are created, amended or expanded, requiring businesses to implement processes to enable customers access to their data and enhanced data protection and management standards, NRG cannot forecast with any certainty the impact that they may have on the Company’s business; however, it is possible the Company may find it necessary or desirable to change certain of its business practices or to expend resources to modify its home products and services and otherwise adapt to these changes. It is possible that the Company may be unable to make such changes and modifications in a commercially reasonable manner or at all, and its ability to develop new home services and features could be limited. Any non-compliance with laws may result in proceedings or actions against the Company by governmental entities or individuals. Moreover, any inquiries or investigations, government penalties or sanctions, or civil actions by individuals may be costly to comply with, resulting in negative publicity, increased operating costs, significant management time and attention, and may lead to remedies that harm the business, including fines, demands or orders that existing business practices be modified or terminated.

Draft 4                                                04/21/2023

NRG's retail operations and smart home services are subject to changing rules and regulations that could have a material impact on the Company's profitability.
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
The Company’s smart home services focus on transactions with residential customers, subjecting it to a variety of laws, regulations and licensing requirements governing interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. In certain jurisdictions, the Company is required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of subscribers, and monitoring station employee selection and training. Increased regulation of matters relating to interactions with residential consumers could require modification to the Company’s home services operations and the incurrence of additional expenses. Further, any expansion of the scope of products or services into new markets may require additional licenses and expenditures to otherwise maintain compliance with additional laws, regulations or licensing requirements. These laws and regulations, as well as their interpretation, and any new laws, regulations or licensing requirements could negatively affect the Company’s ability to acquire new residential customers. Any of these measures could increase costs for providing, or reduce customer satisfaction with respect to, smart home services.
The Federal Trade Commission ("FTC") and the Federal Communications Commission have issued regulations that restrict direct-to-home marketing, telemarketing, email marketing and other sales practices, including limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions. Any noncompliance, or alleged noncompliance, of applicable regulations by the Company, third-party vendors used for marketing, telemarketing or lead generation activities or independent, third-party authorized dealers of smart home services could result in private rights of actions or enforcement actions for civil or criminal penalties. Changes in regulations or interpretations that further restrict lead generating activities also could result in a reduction in the number of new smart home services customers.
The Company’s smart home business exposes it to risks of liability for the acts or omissions of its employees, including with respect to sales practices.
Activities in connection with sales efforts by employees, independent contractors, and other agents, including predatory door-to-door sales tactics and fraudulent misrepresentations, have in the past subjected it to, and could in the future subject the Company to, governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims. Any litigation or regulatory proceedings resulting from such activities could adversely impact the Company’s business, financial condition, results of operations, and cash flows.
The Company is subject to various risks in connection with Vivint’s ongoing settlement administration process involving the FTC, and may be subject to FTC Actions in the future.
In 2021, Vivint entered into a settlement with the FTC where Vivint paid a total of $20 million to the United States and agreed to implement various compliance-related measures. The settlement requires a biennial assessments by an independent third-party assessor of Vivint’s compliance programs and for the assessor to provide a report to the FTC staff on ongoing compliance with the settlement. Although Vivint took action to enhance its compliance programs, these and other measures that the Company may take in the future may not be successful. If any assessments identify deficiencies in the Company’s efforts to comply, and should the FTC determine that Vivint is not in full compliance with the settlement, it could take further action, such as seeking judicial remedies for any noncompliance, and Vivint could be subject to additional sanctions and restrictions on its smart home operations. In addition, the filing of an application with the court for noncompliance with the settlement could lead to regulatory actions by other agencies or private litigation, impact Vivint’s ability to obtain regulatory approvals necessary to carry out present or future plans and operations, and result in negative publicity.
The Company's international operations are exposed to political and economic risks, commercial instability and events beyond the Company's control in the countries in which it operates, which risks may negatively impact the Company's business.
The Company's international operations depend on products manufactured, purchased and sold in the U.S. and internationally. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure labor, and supply chain disruptions than in NRG's other markets. Operating a business in a number of different

Draft 4                                                04/21/2023

regions and countries exposes the Company to a number of risks, including: imposition of burdensome tariffs or quotas, multiple and potentially conflicting laws, regulations and policies that are subject to change, imposition of currency restrictions on repatriation of earnings or other restraints, national and international conflict, including terrorist acts and political and economic instability or civil unrest that may severely disrupt economic activity in affected countries and result in increased cost.
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
Adverse economic conditions, including inflation, and declines in wholesale energy prices, partially resulting from adverse economic conditions, may impact NRG's results of operations, including by reducing the demand for energy commodities. Reduced demand from negative economic conditions continues to impact the key domestic wholesale energy markets NRG serves. In general, economic and commodity market conditions will continue to impact NRG’s unhedged future energy margins, liquidity, earnings growth and overall financial condition. Macroeconomic factors may also impact consumer spending, which could adversely affect the Company’s smart home services, and increase the Company’s costs for such products and services, which it may not be able to pass on to customers. In addition, adverse economic conditions, declines in wholesale energy prices, reduced demand for energy and other factors may negatively impact the trading price of NRG’s common stock and impact forecasted cash flows, which may require NRG to evaluate its goodwill and other long-lived assets for impairment. Any such impairment could have a material impact on NRG’s financial condition.

Draft 4                                                04/21/2023

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2023, no purchases of NRG's common stock were made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
None.

Draft 4                                                04/21/2023

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of December 6, 2022, by and among the Company, Merger Sub and Vivint.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2022.
3.1	Series A Preferred Stock Certificate of Designation filed with the Secretary of the State of Delaware on March 9, 2023.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.1
Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of February 14, 2023, by and among NRG Energy, Inc., its subsidiaries party thereto, the lenders and issuing banks party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as collateral trustee.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 15, 2023.
4.2
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of March 13, 2023, by and among NRG Energy, Inc., its subsidiaries party thereto, the lenders and issuing banks party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as collateral trustee.

Filed herewith.
4.3	Supplemental Indenture, dated March 9, 2023, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Notes	Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.4	Form of 7.000% Senior Secured First Lien Notes due 2033.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.5
Indenture, dated as of February 14, 2020, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association as trustee and collateral agent relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027.
Incorporated herein by reference to Exhibit 10.1 to Vivint Smart Home, Inc.'s Current Report on Form 8-K filed on February 19, 2020).
4.6	Form of Note relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027	Included in Exhibit 4.5 above
4.7
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027.
Incorporated herein by reference to Exhibit 4.5 to Vivint Smart Home, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
4.8
Second Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027.
Incorporated herein by reference to Exhibit 4.9 to Vivint Smart Home, Inc.'s Annual Report on Form 10-Kfiled on February 24, 2023
4.9
Third Supplemental Indenture, dated as of June 29, 2022, among certain guaranteeing subsidiaries of Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc's 6.75% Senior Secured Notes 2027.
Incorporated herein by reference to Exhibit 4.1 to Vivint Smart Home, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
4.10
Indenture, dated as of July 9, 2021, between APX Group, Inc., as the Issuer, the guarantors party hereto, and Wilmington Trust, National Association, as trustee, payment agent and registrar, relating to the Company's 5.75% Senior Notes due 2029.
Incorporated herein by reference to Exhibit 10.1 to Vivint Smart Home, Inc.'s Current Report on Form 8-K filed on July 12, 2021
4.11	Form of Note relating to APX Group, Inc.’s 5.75% Senior Notes due 2029.	Included in Exhibit 4.10 above
4.12
First Supplemental Indenture, dated as of June 29, 2022, among certain guaranteeing subsidiaries of Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc's 5.75% Senior Notes due 2029
Incorporated herein by reference to Exhibit 4.2 to Vivint Smart Home, Inc.'s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2022
4.13
Second Amended and Restated Credit Agreement, dated as of July 9, 2021, among APX Group Holdings, Inc., as Holdings, APX Group, Inc., as the borrower, the guarantors party hereto from time to time, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer.
Incorporated herein by reference to Exhibit 10.2 to Vivint Smart Home, Inc.'s Current Report on Form 8-K filed on July 12, 2021
10.1*	Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 4.4 to Vivint's Post-Effective Amendment on Form S-8 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 24, 2020

Draft 4                                                04/21/2023

10.2*	Vivint Smart Home, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement and Notice of Grant under the Vivint Smart Home, Inc. Omnibus Incentive Plan.	Filed herewith.
10.3*	Vivint Smart Home, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement and Notice of Grant under the Vivint Smart Home, Inc. Omnibus Incentive Plan.	Filed herewith.
10.4*	Amended and Restated Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 2, 2023.
10.5*	Retention letter, dated December 6, 2022, between Vivint Smart Home, Inc. and Rasesh Patel.	Incorporated herein by reference to Exhibit 10.45 to Vivint Smart Home, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2022.
10.6*	Amended and Restated Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Rasesh Patel	Incorporated by reference to Exhibit 10.5 to Vivint Smart Home, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Alberto Fornaro.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Emily Picarello.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

*	Exhibit relates to compensation arrangements.

Draft 4                                                04/21/2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ ALBERTO FORNARO
Alberto Fornaro
Chief Financial Officer (Principal Financial Officer)

/s/ EMILY PICARELLO
Emily Picarello
Date: May 4, 2023	Corporate Controller (Principal Accounting Officer)