Form 10-Q
period 2023-09-30
NRG ENERGY, INC.
filed 2023-11-02
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of October 31, 2023, there were 225,764,436 shares of common stock outstanding, par value $0.01 per share.

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
•Volatile power and gas supply costs and demand for power and gas, including the impacts of weather;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2022 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2022
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CDD	Cooling Degree Day
CEJA	Climate and Equitable Jobs Act
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	As of September 30, 2023, consists of NRG’s $575 million unsecured 2.75% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a natural gas-fueled plant located in Deweyville, Texas, which NRG is leasing through May 2025
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels and purchased energy and other cost of sales
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hour
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers

HLW	High-level radioactive waste
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LSEs	Load Serving Entities
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the NRG Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rate	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, Units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $1.4 billion accounts receivables securitization facility due 2024, which was last amended on October 6, 2023

Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the Renewable Energy Certificates or other similar environmental attributes generated by such facility, couple with the associated power generated by that facility
REP	Retail electric provider

Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2024, which was last amended on October 6, 2023
Revolving Credit Facility	The Company's $4.3 billion revolving credit facility due 2028, was last amended on March 13, 2023
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes
As of September 30, 2023, NRG's $4.6 billion outstanding unsecured senior notes consisting of $375 million of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028, $733 million of the 5.25% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031 and $1.1 billion of the 3.875% senior notes due 2032

Senior Secured First Lien Notes
As of September 30, 2023, NRG’s $3.2 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024, $500 million of the 2.0% Senior Secured First Lien Notes due 2025, $900 million of the 2.45% Senior Secured First Lien Notes due 2027, $500 million of the 4.45% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition and the Goal Zero business
SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owned a 44% interest. NRG closed on the sale of its interest in STP on November 1, 2023
STPNOC	South Texas Project Nuclear Operating Company
TDSP	Transmission/distribution service provider
TWh	Terawatt Hour
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Elliott	A major winter storm that had impacts across the majority of the United States and parts of Canada occurring in December 2022
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2023	2022	2023	2022
Revenue
Revenue	$7,946	$8,510	$22,016	$23,688
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	6,421	7,802	20,161	18,619
Depreciation and amortization	308	145	813	485
Impairment losses	—	43	—	198
Selling, general and administrative costs	638	378	1,586	1,076
Acquisition-related transaction and integration costs	18	8	111	26
Total operating costs and expenses	7,385	8,376	22,671	20,404
Gain on sale of assets	—	22	202	51
Operating Income/(Loss)	561	156	(453)	3,335
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	11	16	—
Other income, net	14	21	43	33
Interest expense	(173)	(105)	(472)	(313)
Total other expense	(153)	(73)	(413)	(280)
Income/(Loss) Before Income Taxes	408	83	(866)	3,055
Income tax expense/(benefit)	65	16	(182)	739
Net Income/(Loss)	$343	$67	$(684)	$2,316
Less: Cumulative dividends attributable to Series A Preferred Stock	17	—	38	—
Net Income/(Loss) Available for Common Stockholders	$326	$67	$(722)	$2,316
Income/(Loss) per Share
Weighted average number of common shares outstanding — basic	230	235	230	238
Income/(Loss) per Weighted Average Common Share — Basic	$1.42	$0.29	$(3.14)	$9.73
Weighted average number of common shares outstanding — diluted	232	235	230	238
Income/(Loss) per Weighted Average Common Share —Diluted	$1.41	$0.29	$(3.14)	$9.73
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net Income/(Loss)	$343	$67	$(684)	$2,316
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	(8)	(32)	—	(45)
Defined benefit plans	1	(2)	—	17
Other comprehensive (loss)/income	(7)	(34)	—	(28)
Comprehensive Income/(Loss)	$336	$33	$(684)	$2,288
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In millions, except share data and liquidation preference on preferred stock)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$401	$430
Funds deposited by counterparties	263	1,708
Restricted cash	11	40
Accounts receivable, net	3,764	4,773
Inventory	630	751
Derivative instruments	3,710	7,886
Cash collateral paid in support of energy risk management activities	2	260
Prepayments and other current assets	601	383
Current assets - held-for-sale	86	—
Total current assets	9,468	16,231
Property, plant and equipment, net	1,779	1,692
Other Assets
Equity investments in affiliates	146	133
Operating lease right-of-use assets, net	206	225
Goodwill	5,143	1,650
Customer relationships, net	2,299	943
Other intangible assets, net	1,907	1,189
Nuclear decommissioning trust fund	—	838
Derivative instruments	2,530	4,108
Deferred income taxes	2,540	1,881
Other non-current assets	739	251
Non-current assets - held-for-sale	1,153	5
Total other assets	16,663	11,223
Total Assets	$27,910	$29,146

	September 30, 2023	December 31, 2022
(In millions, except share data and liquidation preference on preferred stock)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$920	$63
Current portion of operating lease liabilities	91	83
Accounts payable	2,200	3,643
Derivative instruments	3,128	6,195
Cash collateral received in support of energy risk management activities	263	1,708
Deferred revenue current	731	176
Accrued expenses and other current liabilities	1,553	1,110
Current liabilities - held-for-sale	44	4
Total current liabilities	8,930	12,982
Other Liabilities
Long-term debt and finance leases	10,741	7,976
Non-current operating lease liabilities	148	180
Nuclear decommissioning reserve	—	340
Nuclear decommissioning trust liability	—	477
Derivative instruments	1,552	2,246
Deferred income taxes	129	134
Deferred revenue non-current	989	10
Other non-current liabilities	977	942
Non-current liabilities - held-for-sale	926	31
Total other liabilities	15,462	12,336
Total Liabilities	24,392	25,318
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at September 30, 2023 (liquidation preference $1,000); 0 shares issued and outstanding at December 31, 2022	650	—
Common stock; $0.01 par value; 500,000,000 shares authorized; 424,908,449 and 423,897,001 shares issued and 229,336,853 and 229,561,030 shares outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in-capital	8,527	8,457
Retained earnings	425	1,408
Treasury stock, at cost 195,571,596 and 194,335,971 shares at September 30, 2023 and December 31, 2022, respectively	(5,911)	(5,864)
Accumulated other comprehensive loss	(177)	(177)
Total Stockholders' Equity	3,518	3,828
Total Liabilities and Stockholders' Equity	$27,910	$29,146
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net (Loss)/Income	$(684)	$2,316
Adjustments to reconcile net (loss)/income to cash (used)/provided by operating activities:
Equity in and distributions from (earnings)/losses of unconsolidated affiliates	(16)	7
Depreciation and amortization	813	485
Accretion of asset retirement obligations	14	20
Provision for credit losses	165	103
Amortization of nuclear fuel	42	42
Amortization of financing costs and debt discounts	42	17
Amortization of in-the-money contracts and emissions allowances	111	122
Amortization of unearned equity compensation	87	21
Net gain on sale of assets and disposal of assets	(187)	(82)
Impairment losses	—	198
Changes in derivative instruments	1,553	(4,480)
Changes in current and deferred income taxes and liability for uncertain tax benefits	(225)	688
Changes in collateral deposits in support of risk management activities	(1,188)	2,321
Changes in nuclear decommissioning trust liability	(4)	2
Uplift securitization proceeds received from ERCOT	—	689
Changes in other working capital	(985)	(711)
Cash (used)/provided by operating activities	(462)	1,758
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	(2,502)	(60)
Capital expenditures	(493)	(250)
Net purchases of emissions allowances	(25)	(4)
Investments in nuclear decommissioning trust fund securities	(293)	(361)
Proceeds from the sale of nuclear decommissioning trust fund securities	280	363
Proceeds from sales of assets, net of cash disposed	229	107
Proceeds from insurance recoveries for property, plant and equipment, net	173	—
Cash used by investing activities	(2,631)	(205)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	635	—
Payments of dividends to preferred and common stockholders	(295)	(252)
Payments for share repurchase activity(a)	(69)	(484)
Net receipts from settlement of acquired derivatives that include financing elements	332	1,596
Net proceeds of Revolving Credit Facility	300	—
Proceeds from issuance of long-term debt	731	—
Payments of debt issuance costs	(29)	(1)
Repayments of long-term debt and finance leases	(15)	(4)
Cash provided by financing activities	1,590	855
Effect of exchange rate changes on cash and cash equivalents	—	(5)
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(1,503)	2,403
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	2,178	1,110
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$675	$3,513
(a)Includes $(19) million and $(6) million of equivalent shares purchased in lieu of tax withholdings on equity compensation issuances during the nine months ended September 30, 2023 and September 30, 2022, respectively
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(1,335)			(1,335)
Issuance of Series A Preferred Stock	650		(14)				636
Other comprehensive income						1	1
Equity-based awards activity, net(a)			38				38
Common stock dividends and dividend equivalents declared(b)				(88)			(88)
Balance at March 31, 2023	$650	$4	$8,481	$(15)	$(5,864)	$(176)	$3,080
Net income				308			308
Issuance of Series A Preferred Stock			(1)				(1)
Other comprehensive income						6	6
Shares reissuance for ESPP			1		3		4
Equity-based awards activity, net(a)			23				23
Common stock dividends and dividend equivalents declared(b)				(88)			(88)
Balance at June 30, 2023	$650	$4	$8,504	$205	$(5,861)	$(170)	$3,332
Net income				343			343
Other comprehensive loss						(7)	(7)
Share repurchases					(50)		(50)
Equity-based awards activity, net(a)			23				23
Common stock dividends and dividend equivalents declared(b)				(89)			(89)
Series A Preferred Stock dividends(c)				(34)			(34)
Balance at September 30, 2023	$650	$4	$8,527	$425	$(5,911)	$(177)	$3,518
(a)Includes $(8) million, $(8) million and $(3) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively
(b)Dividends per common share were $0.3775 for the quarters ended September 30, June 30 and March 31, 2023
(c)Dividend per Series A Preferred Stock was $52.96

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
(a)Includes $(6) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarter ended March 31, 2022
(b)Dividends per common share were $0.35 for the quarters ended September 30, June 30 and March 31, 2022

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is a leading energy, smart home and services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the United States and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 7.5 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 15 GW of generation as of September 30, 2023.
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
•Vivint Smart Home; and
•Corporate activities.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2022 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2023, and the results of operations, comprehensive income, cash flows and statements of stockholders' equity for the three and nine months ended September 30, 2023 and 2022.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These costs include installed products, commissions, other compensation and the cost of installation of new or upgraded customer contracts. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit, consistent with the pattern in which the Company provides services to its customers. The expected period of benefit for customers is approximately five years. The Company updates its estimate of the expected period of benefit periodically and whenever events or circumstances indicate that the expected period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs related to fulfillment are included in cost of operations and amortization of capitalized contract costs related to customer acquisition are included in selling, general and administrative costs in the consolidated statements of operations. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred.
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	September 30, 2023	December 31, 2022
Property, plant and equipment accumulated depreciation	$1,390	$1,478
Customer relationships and other intangible assets accumulated amortization	2,563	2,112
Credit Losses
Retail trade receivables are reported on the consolidated balance sheet net of the allowance for credit losses within accounts receivables, net. Long-term receivables are recorded net in other non-current assets on the consolidated balance sheet. The Company accrues a provision for current expected credit losses based on (i) estimates of uncollectible revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including, but not limited to, unemployment rates and weather-related events, (ii) historical collections and delinquencies, and (iii) counterparty credit ratings for commercial and industrial customers.

The following table represents the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Beginning balance	$120	$627	$133	$683
Acquired balance from Vivint Smart Home	—	—	22	—
Provision for credit losses	85	52	165	103
Write-offs	(59)	(50)	(203)	(171)
Recoveries collected	9	9	30	23
Other	3	—	11	—
Ending balance	$158	$638	$158	$638
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$401	$430
Funds deposited by counterparties	263	1,708
Restricted cash	11	40
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$675	$2,178
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
Goodwill
The following table presents the changes in goodwill during the nine months ended September 30, 2023:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Balance as of December 31, 2022	$710	$723	$217	$—	$1,650
Goodwill resulting from the acquisition of Vivint Smart Home	—	—	—	3,494	3,494
Sale of business	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	1	—	1
Balance as of September 30, 2023	$710	$721	$218	$3,494	$5,143
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

Note 3 — Revenue Recognition
Vivint Smart Home Retail Revenue
Vivint Smart Home offers its subscribers combinations of smart home products and services, which together create an integrated smart home system that allows the Company's subscribers to monitor, control and protect their homes. As the products and services included in the subscriber's contract are integrated and highly interdependent, and because the products (including installation) and services must work together to deliver the monitoring, controlling and protection of their home, the Company has concluded that the products and services contracted for by the subscriber are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the subscriber's contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the subscriber contain a material right to renew the contract, because the subscriber does not have to purchase the products upon renewal. Proceeds allocated to the material right are recognized over the expected period of benefit. The majority of Vivint Smart Home's subscription contracts are five years and are generally non-cancelable. These contracts generally convert into month-to-month agreements at the end of the initial term, while some subscribers are month-to-month from inception. Payment for Vivint Smart Home services is generally due in advance on a monthly basis. Product sales and other one-time fees are invoiced to subscribers at time of sale. Revenues for any products or services that are considered separate performance obligations are recognized upon delivery. Payments received or billed in advance are reported as deferred revenues.
Performance Obligations
As of September 30, 2023, estimated future fixed fee performance obligations are $414 million for the remaining three months of fiscal year 2023, and $1.4 billion, $1.0 billion, $722 million, $434 million and $103 million for the fiscal years 2024, 2025, 2026, 2027 and 2028, respectively. These performance obligations include Vivint Smart Home products and services as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,397	$544	$390	$478	$(1)	$3,808
Business	1,092	2,089	532	—	—	3,713
Total retail revenue(b)	3,489	2,633	922	478	(1)	7,521
Energy revenue(b)	51	152	59	—	(1)	261
Capacity revenue(b)	—	64	(4)	—	(1)	59
Mark-to-market for economic hedging activities(c)	—	(60)	(10)	—	—	(70)
Contract amortization	—	(6)	1	—	—	(5)
Other revenue(b)	146	26	10	—	(2)	180
Total revenue	3,686	2,809	978	478	(5)	7,946
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	8	10	—	—	18
Less: Realized and unrealized ASC 815 revenue	16	58	(7)	—	—	67
Total revenue from contracts with customers	$3,670	$2,743	$975	$478	$(5)	$7,861
(a) Home includes Services and Vivint Smart Home
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$14	$—	$—	$—	$14
Energy revenue	—	77	—	—	—	77
Capacity revenue	—	27	—	—	—	27
Other revenue	16	—	3	—	—	19
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,068	$530	$435	$—	$3,033
Business	931	3,333	561	—	4,825
Total retail revenue	2,999	3,863	996	—	7,858
Energy revenue(b)	48	212	180	10	450
Capacity revenue(b)	—	38	—	—	38
Mark-to-market for economic hedging activities(c)	4	32	(7)	4	33
Contract amortization	—	(10)	4	—	(6)
Other revenue(b)	94	43	2	(2)	137
Total revenue	3,145	4,178	1,175	12	8,510
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	3	14	(1)	16
Less: Realized and unrealized ASC 815 revenue	15	93	13	14	135
Total revenue from contracts with customers	$3,130	$4,082	$1,148	$(1)	$8,359
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$—	$90	$—	$—	$90
Energy revenue	—	(39)	27	11	(1)
Capacity revenue	—	7	—	—	7
Other revenue	11	3	(7)	(1)	6
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)(b)	Corporate/Eliminations	Total
Retail revenue:
Home(b)	$5,196	$1,641	$1,421	$1,070	$(1)	$9,327
Business	2,646	7,366	1,572	—	—	11,584
Total retail revenue(c)	7,842	9,007	2,993	1,070	(1)	20,911
Energy revenue(c)	71	254	147	—	—	472
Capacity revenue(c)	—	154	(3)	—	(1)	150
Mark-to-market for economic hedging activities(d)	—	27	80	—	(11)	96
Contract amortization	—	(24)	—	—	—	(24)
Other revenue(c)	322	70	27	—	(8)	411
Total revenue	8,235	9,488	3,244	1,070	(21)	22,016
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	13	26	—	—	39
Less: Realized and unrealized ASC 815 revenue	28	270	97	—	(10)	385
Total revenue from contracts with customers	$8,207	$9,205	$3,121	$1,070	$(11)	$21,592
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Home includes Services and Vivint Smart Home
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$57	$—	$—	$—	$57
Energy revenue	—	137	10	—	1	148
Capacity revenue	—	50	—	—	—	50
Other revenue	28	(1)	7	—	—	34
(d) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$5,006	$1,526	$1,681	$(1)	$8,212
Business	2,504	10,258	1,405	—	14,167
Total retail revenue	7,510	11,784	3,086	(1)	22,379
Energy revenue(b)	101	544	365	24	1,034
Capacity revenue(b)	—	242	2	—	244
Mark-to-market for economic hedging activities(c)	1	(204)	(63)	18	(248)
Contract amortization	—	(30)	2	—	(28)
Other revenue(b)	245	71	3	(12)	307
Total revenue	7,857	12,407	3,395	29	23,688
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(10)	33	(1)	22
Less: Realized and unrealized ASC 815 revenue	(5)	(96)	(99)	41	(159)
Total revenue from contracts with customers	$7,862	$12,513	$3,461	$(11)	$23,825
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
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2023 and December 31, 2022:

(In millions)	September 30, 2023	December 31, 2022
Capitalized contract costs	$639	$126

Accounts receivable, net - Contracts with customers	3,553	4,704
Accounts receivable, net - Accounted for under topics other than ASC 606	188	64
Accounts receivable, net - Affiliate	23	5
Total accounts receivable, net	$3,764	$4,773

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,336	$1,952

Deferred revenues(a)	1,720	186
(a) Deferred revenues from contracts with customers as of September 30, 2023 and December 31, 2022 were approximately $1.7 billion and $175 million, respectively. The increase in deferred revenues is primarily due to the acquisition of Vivint Smart Home
The revenue recognized from contracts with customers during the nine months ended September 30, 2023 and 2022 relating to the deferred revenue balance at the beginning of each period was $168 million and $173 million, respectively. The change in deferred revenue balances recognized during the nine months ended September 30, 2023 and 2022 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred. The revenue recognized from contracts with customers during the three months ended September 30, 2023 and 2022 relating to the deferred revenue balance at the beginning of each period was $310 million and $159 million, respectively. The change in deferred revenue balances recognized during the three months ended September 30, 2023 was primarily due to the acquisition of Vivint Smart Home.

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
Acquisition costs of $38 million for the nine months ended September 30, 2023 are included in acquisition-related transaction and integration costs in the Company's consolidated statement of operations.
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
The total consideration of $2.623 billion includes:

(In millions)
Vivint Smart Home, Inc. common shares outstanding as of March 10, 2023 of 216,901,639 at $12.00 per share	$2,603
Other Vivint Smart Home, Inc. equity instruments (Cash out RSUs and PSUs, Stock Appreciation Rights, Private Placement Warrants)	6
Total Cash Consideration	$2,609
Fair value of acquired Vivint Smart Home, Inc. equity awards attributable to pre-combination service	14
Total Consideration	$2,623

The purchase price is provisionally allocated as follows:

(In millions)
Current Assets
Cash and cash equivalents	$120
Accounts receivable, net	60
Inventory	113
Prepayments and other current assets	37
Total current assets	330
Property, plant and equipment, net	49
Other Assets
Operating lease right-of-use assets, net	35
Goodwill(a)	3,494
Intangible assets, net(b):
Customer relationships	1,740
Technology	860
Trade name	160
Sales channel contract	10
Intangible assets, net	2,770
Deferred income taxes	382
Other non-current assets	14
Total other assets	6,695
Total Assets	$7,074

Current Liabilities
Current portion of long-term debt and finance leases	$14
Current portion of operating lease liabilities	13
Accounts payable	109
Derivatives instruments	80
Deferred revenue current	518
Accrued expenses and other current liabilities	207
Total current liabilities	941
Other Liabilities
Long-term debt and finance leases	2,572
Non-current operating lease liabilities	28
Derivatives instruments	32
Deferred income taxes	18
Deferred revenue non-current	837
Other non-current liabilities	23
Total other liabilities	3,510
Total Liabilities	$4,451

Vivint Smart Home Purchase Price	$2,623
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

Measurement Period Adjustments
The following measurement period adjustments were recognized during the three months ended September 30, 2023:

(In millions)
Goodwill	$2
Deferred income taxes	1
Total increase in assets	$3
Liabilities
Deferred revenue current	$1
Deferred revenue non-current	2
Total increase in liabilities	$3
Net change in net assets acquired	$—
The measurement period adjustments to the provisional amounts are primarily attributable to refinement of the underlying assumptions used to estimate the fair value of assets and liabilities acquired as more information was obtained about facts and circumstances that existed as of the Acquisition Closing Date.
Fair Value Measurement of Intangible Assets
The fair values of intangible assets as of the Acquisition Closing Date were measured primarily based on significant inputs that are observable and unobservable in the market and thus represent Level 2 and Level 3 measurements, respectively. Significant inputs were as follows:
Customer relationships – Customer relationships, reflective of Vivint Smart Home’s subscriber base, were valued using an excess earning method of the income approach, and is classified as Level 3. Under this approach, the Company estimated the present value of expected future cash flows resulting from existing subscriber relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, workforce, trade name and technology) utilized in the business, discounted using a weighted average cost of capital of comparable companies. The subscriber relationships are amortized to depreciation and amortization, ratably based on discounted future cash flows. The weighted average amortization period is twelve years.
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
Trade name – Trade name was valued using a "relief from royalty" method of the income approach, and is classified as Level 3. Under this approach, the fair value is estimated to be the present value of royalties saved which assumed the value of the asset based on discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. The estimated cash flows from the trade name considered the expected probable use of the asset and was discounted using a weighted average cost of capital of comparable companies. The trade name is amortized to depreciation and amortization, on a straight line basis, over an amortization period of ten years.
Fair Value Measurement of Acquired Vivint Smart Home Debt
The Company acquired $2.7 billion in aggregate principal of Vivint Smart Home’s 2027 Senior Secured Notes, 2029 Senior notes and 2028 Senior Secured Term Loan (together, the "Acquired Vivint Smart Home Debt") which were recorded at fair value as of the Acquisition Closing Date. The difference between the fair value at the Acquisition Closing Date and the principal outstanding of the Acquired Vivint Smart Home Debt, of $152 million, is being amortized through interest expense over the remaining term of the debt. The Acquired Vivint Smart Home Debt is classified as Level 2 and were measured at fair value using observable market inputs based on interest rates at the Acquisition Closing Date. For additional discussion, see Note 9, Long-term Debt and Finance Leases.
Fair Value Measurement of Derivatives Liabilities
The derivative liabilities are recorded in connection with the contractual future payment obligations with the financing providers under Vivint Smart Home’s Consumer Financing Program. The fair values of the derivatives liabilities as of the

Acquisition Closing Date were valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates. These derivatives are priced using a credit valuation adjustment methodology, and are classified as Level 3. Changes to the fair value are recorded through other income, net in the consolidated statement of operations. For additional discussion, see Note 7, Accounting for Derivative Instruments and Hedging Activities.
Supplemental Pro Forma Financial Information for the three and nine months ended September 30, 2023 and 2022
The following table provides pro forma combined financial information of NRG and Vivint Smart Home, after giving effect to the Vivint Smart Home acquisition and related financing transactions as if they had occurred on January 1, 2022. The pro forma financial information has been prepared for illustrative and informational purposes only, and is not intended to project future operating results or be indicative of what the Company's financial performance would have been had the transactions occurred on the date acquired. No effect has been given to prospective operating synergies.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Total operating revenues	$7,946	$8,949	$22,302	$24,927
Net income/(loss)	367	(4)	(588)	2,013

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
(ii)One-time expenses directly related to the acquisition.
(iii)Adjustments to reflect all acquisition and related transactions costs in the nine months ended September 30, 2022.
(iv)Interest expense assumes the financing transactions directly attributable to the Vivint Smart Home acquisition occurred on January 1, 2022.
(v)Adjustments related to recording Vivint Smart Home's historical debt at Acquisition Closing Date fair value.
(vi)Adjustments to reflect the write-off of short-term deferred financing costs related to the bridge facility put in place for the acquisition prior to securing permanent financing during the nine months ended September 30, 2022 instead of the nine months ended September 30, 2023.
(vii) Income tax effect of the acquisition accounting adjustments and financing adjustments (adjusted for permanent book/tax differences) based on combined blended federal/state tax rate for all periods presented.
Dispositions
Sale of the 44% equity interest in STP
On November 1, 2023, the Company closed on the previously announced sale of its 44% equity interest in STP to Constellation Energy Generation ("Constellation"). Proceeds of $1.75 billion were reduced by preliminary working capital and other adjustments of $96 million, resulting in net proceeds of $1.654 billion. For discussion of the litigation matter related to the transaction, see Note 16, Commitments and Contingencies.
Sale of Gregory
On October 2, 2023, the Company closed on the sale of its 100% ownership in the Gregory natural gas generating facility in Texas for $102 million.
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
Held-for-sale
As of September 30, 2023, the following is classified as held-for-sale in the consolidated balance sheets, which are primarily related to the sales of STP and Gregory within the Texas segment:

(In millions)
Inventory	$68
Prepayments and other current assets	18
Current assets - held-for-sale	$86

Property, plant and equipment, net	$248
Intangible assets, net	12
Nuclear decommissioning trust fund	893
Non-current assets - held-for-sale	$1,153
Total assets held-for-sale	$1,239

Current liabilities - held-for-sale	$44

Nuclear decommissioning reserve	$341
Nuclear decommissioning trust liability	518
Other non-current liabilities	67
Non-current liabilities - held-for-sale	$926
Total liabilities held-for-sale	$970
The Company recorded income before income taxes from its 44% equity interest in STP as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Income before income taxes(a)	$188	$175	$195	$331
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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$575	$612	$575	$576
Other long-term debt, including current portion	11,137	10,028	7,523	6,432
Total long-term debt, including current portion(a)	$11,712	$10,640	$8,098	$7,008
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets

The fair value of the Company's publicly-traded long-term debt and the Vivint Smart Home Senior Secured Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair value of the borrowing under the Revolving Credit Facility approximates the carrying value because the interest rates vary with market interest rates, and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In millions)	Level 2	Level 3	Level 2	Level 3
Convertible Senior Notes	$612	$—	$576	$—
Other long-term debt, including current portion	9,728	300	6,432	—
Total long-term debt, including current portion	$10,340	$300	$7,008	$—
Recurring Fair Value Measurements
Debt securities, equity securities and trust fund investments, which are comprised of various U.S. debt and equity securities, and derivative assets and liabilities, are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2023
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$19	$—	$19	$—
Nuclear trust fund investments (classified within non-current assets - held-for-sale):
Cash and cash equivalents	25	25	—	—
U.S. government and federal agency obligations	76	74	2	—
Federal agency mortgage-backed securities	110	—	110	—
Commercial mortgage-backed securities	31	—	31	—
Corporate debt securities	111	—	111	—
Equity securities	451	451	—	—
Foreign government fixed income securities	1	—	1	—
Derivative assets:
Foreign exchange contracts	12	—	12	—
Commodity contracts	6,196	1,123	4,264	809
Interest rate contracts	32	—	32	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments (classified within non-current assets - held-for-sale)	88	—	—	—
Equity securities (classified within other non-current assets)	6	—	—	—
Total assets	$7,158	$1,673	$4,582	$809
Derivative liabilities:
Foreign exchange contracts	$1	$—	$1	$—
Commodity contracts	4,551	910	3,253	388
Consumer Financing Program	128	—	—	128
Total liabilities	$4,680	$910	$3,254	$516

	December 31, 2022
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$19	$—	$19	$—
Nuclear trust fund investments:
Cash and cash equivalents	15	15	—	—
U.S. government and federal agency obligations	86	84	2	—
Federal agency mortgage-backed securities	101	—	101	—
Commercial mortgage-backed securities	35	—	35	—
Corporate debt securities	114	—	114	—
Equity securities	403	403	—	—
Foreign government fixed income securities	1	—	1	—
Other trust fund investments (classified within other non-current assets):
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Foreign exchange contracts	18	—	18	—
Commodity contracts	11,976	1,929	8,796	1,251
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	83	—	—	—
Equity securities (classified within other non-current assets)	6	—	—	—
Total assets	$12,858	$2,432	$9,086	$1,251
Derivative liabilities:
Foreign exchange contracts	$2	$—	$2	$—
Commodity contracts	8,439	1,244	6,449	746
Total liabilities	$8,441	$1,244	$6,451	$746

The following table reconciles, for the three and nine months ended September 30, 2023 and 2022, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Beginning balance	$905	$1,403	$505	$293
Total gains/(losses) realized/unrealized included in earnings	5	(314)	(172)	145
Purchases	(115)	60	25	89
Transfers into Level 3(b)	(374)	(466)	64	155
Transfers out of Level 3(b)	—	(1)	(1)	—
Ending balance	$421	$682	$421	$682
Gains/(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$75	$(240)	$(56)	$294
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

The following table reconciles, for the three and nine months ended September 30, 2023 the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Beginning balance	$115	$—
Contractual obligations added from the acquisition of Vivint Smart Home	—	112
New contractual obligations	33	55
Settlements	(21)	(43)
Total losses included in earnings	1	4
Ending balance	$128	$128
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2023, contracts valued with prices provided by models and other valuation techniques make up 13% of derivative assets and 11% of derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial natural gas and power contracts executed in illiquid markets, as well as FTRs. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, NRG uses the most recent auction prices to derive the fair value. The Consumer Financing Program derivatives are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates. These derivatives are priced quarterly using a credit valuation adjustment methodology.
The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$94	$113	Discounted Cash Flow	Forward Market Price (per MMBtu)	$1	$16	$3
Power Contracts	683	222	Discounted Cash Flow	Forward Market Price (per MWh)	1	196	43
FTRs	32	53	Discounted Cash Flow	Auction Prices (per MWh)	(30)	190	1
Consumer Financing Program	—	128	Discounted Cash Flow	Collateral Default Rates	0.94%	99.85%	7.66%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.95%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	12.24%
	$809	$516

	December 31, 2022
	Fair Value				Input/Range
(In millions)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$340	$448	Discounted Cash Flow	Forward Market Price (per MMBtu)	$2	$48	$6
Power Contracts	843	216	Discounted Cash Flow	Forward Market Price (per MWh)	3	431	48
FTRs	68	82	Discounted Cash Flow	Auction Prices (per MWh)	(32)	610	0
	$1,251	$746
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of September 30, 2023 and December 31, 2022:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Collateral Default Rates	n/a	Increase/(Decrease)	Higher/(Lower)
Collateral Prepayment Rates	n/a	Increase/(Decrease)	Lower/(Higher)
Credit Loss Rates	n/a	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2023, the credit reserve resulted in a $19 million decrease primarily within cost of operations. As of December 31, 2022, the credit reserve resulted in a $9 million decrease primarily within cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2022 Form 10-K. As of September 30, 2023, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $494 million, resulting in a net exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 36% of the Company's exposure before collateral is expected to roll off by the end of 2024. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	68%
Financial institutions	32
Total as of September 30, 2023	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	56%
Non-investment grade/non-rated	44
Total as of September 30, 2023	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to one wholesale counterparty in excess of 10% of total net exposure as of September 30, 2023. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2023, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.0 billion for the next five years.
Retail Customer Credit Risk
The Company is exposed to retail credit risk through the Company's retail electricity and gas providers as well as through Vivint Smart Home, which serve both Home and Business customers. Retail credit risk results in losses when a customer fails to pay for services rendered. The losses may result from both non-payment of customer accounts receivable and the loss of in-

the-money forward value. The Company manages retail credit risk by using established credit policies, which include monitoring of the portfolio and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of September 30, 2023, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Nuclear Decommissioning Trust Fund
NRG's Nuclear Decommissioning Trust Fund assets, which are for the decommissioning of its 44% interest in STP, are comprised of securities classified as available-for-sale and recorded at fair value based on actively quoted market prices. NRG accounts for the Nuclear Decommissioning Trust Fund in accordance with ASC 980, Regulated Operations, because the Company's nuclear decommissioning activities are subject to approval by the PUCT with regulated rates that are designed to recover all decommissioning costs and that can be charged to and collected from the ratepayers per PUCT mandate. Since the Company is in compliance with PUCT rules and regulations regarding decommissioning trusts and the cost of decommissioning is the responsibility of the Texas ratepayers, not NRG, all realized and unrealized gains or losses (including other-than-temporary impairments) related to the Nuclear Decommissioning Trust Fund are recorded to the Nuclear Decommissioning Trust liability and are not included in net income or accumulated OCI, consistent with regulatory treatment. As of September 30, 2023, the trust liability is classified within non-current liabilities - held-for-sale on the Company's condensed consolidated balance sheet.
The following table summarizes the aggregate fair values and unrealized gains and losses for the securities held in the trust funds, as well as information about the contractual maturities of those securities. As of September 30, 2023, the trust funds are classified within non-current assets - held-for-sale on the Company's condensed consolidated balance sheet.

	As of September 30, 2023				As of December 31, 2022
(In millions, except maturities)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$25	$—	$—	—	$15	$—	$—	—
U.S. government and federal agency obligations	76	—	9	12	86	—	5	11
Federal agency mortgage-backed securities	110	—	13	24	101	—	11	26
Commercial mortgage-backed securities	31	—	4	29	35	—	4	30
Corporate debt securities	111	—	11	12	114	—	13	12
Equity securities	539	390	—	—	486	346	3	—
Foreign government fixed income securities	1	—	—	14	1	—	—	17
Total	$893	$390	$37		$838	$346	$36
The following table summarizes proceeds from sales of available-for-sale securities held in the trust funds and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
(In millions)	2023	2022
Realized gains	$7	$12
Realized losses	(15)	(19)
Proceeds from sale of securities	280	363

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2023, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2036 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.

Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements. In the first quarter of 2023, the Company entered into $1.0 billion of interest rate swaps through 2027 to hedge the floating rate on the Term Loan acquired with the Vivint Smart Home acquisition. Additionally, the Company entered into interest rate swaps to hedge the floating rate on the Revolving Credit Facility extending through 2024, with $300 million outstanding as of September 30, 2023.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of September 30, 2023, NRG had foreign exchange contracts extending through 2027. The Company marks these derivatives to market through the consolidated statement of operations.
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
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows Vivint Smart Home will be obligated to pay to the Financing Provider for each component of the derivative.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2023 and December 31, 2022. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	September 30, 2023	December 31, 2022
Emissions	Short Ton	—	1
Renewable Energy Certificates	Certificates	12	15
Coal	Short Ton	10	11
Natural Gas	MMBtu	841	422
Oil	Barrels	—	1
Power	MWh	201	192
Consumer Financing Program	Dollars	1,142	—
Foreign Exchange	Dollars	566	569
Interest	Dollars	1,300	—

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$21	$—	$—	$—
Interest rate contracts - long-term	11	—	—	—
Foreign exchange contracts - current	7	11	—	1
Foreign exchange contracts - long-term	5	7	1	1
Consumer Financing Program - short-term	—	—	83	—
Consumer Financing Program - long-term	—	—	45	—
Commodity contracts - current	3,682	7,875	3,045	6,194
Commodity contracts - long-term	2,514	4,101	1,506	2,245
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$6,240	$11,994	$4,680	$8,441
The Company has elected to present derivative assets and liabilities on the consolidated balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the consolidated balance sheet. The following table summarizes the offsetting of derivatives by counterparty master agreement level and collateral received or paid:

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of September 30, 2023
Foreign exchange contracts:
Derivative assets	$12	$(1)	$—	$11
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$11	$—	$—	$11
Commodity contracts:
Derivative assets	$6,196	$(4,331)	$(269)	$1,596
Derivative liabilities	(4,551)	4,331	11	(209)
Total commodity contracts	$1,645	$—	$(258)	$1,387
Consumer Financing Program:
Derivative liabilities	$(128)	$—	$—	$(128)
Interest rate contracts:
Derivative assets	$32	$—	$—	$32
Total derivative instruments	$1,560	$—	$(258)	$1,302

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of December 31, 2022
Foreign exchange contracts:
Derivative assets	$18	$(2)	$—	$16
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$16	$—	$—	$16
Commodity contracts:
Derivative assets	$11,976	$(7,897)	$(1,659)	$2,420
Derivative liabilities	(8,439)	7,897	20	(522)
Total commodity contracts	$3,537	$—	$(1,639)	$1,898
Total derivative instruments	$3,553	$—	$(1,639)	$1,914
Impact of Derivative Instruments on the Statements of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow and fair value hedges are reflected in current period results of operations.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges or fair value hedges and trading activity on the Company's consolidated statement of operations. The effect of foreign exchange and commodity hedges are included within revenues and cost of operations. The effect of the interest rate contracts are included within interest expense. The effect of the Consumer Financing Program is included in other income, net.

(In millions)	Three months ended September 30,		Nine months ended September 30,
Unrealized mark-to-market results	2023	2022	2023	2022
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(522)	$(387)	$(1,519)	$(992)
Reversal of acquired (gain)/loss positions related to economic hedges	(6)	(15)	4	(27)
Net unrealized gains/(losses) on open positions related to economic hedges	475	313	(418)	3,926
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(53)	(89)	(1,933)	2,907
Reversal of previously recognized unrealized losses on settled positions related to trading activity	—	2	11	11
Net unrealized (losses)/gains on open positions related to trading activity	(1)	7	13	(18)
Total unrealized mark-to-market (losses)/gains for trading activity	(1)	9	24	(7)
Total unrealized (losses)/gains - commodities and foreign exchange	$(54)	$(80)	$(1,909)	$2,900

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Unrealized (losses)/gains included in revenues - commodities	$(71)	$42	$120	$(255)
Unrealized gains/(losses) included in cost of operations - commodities	8	(148)	(2,024)	3,124
Unrealized gains/(losses) included in cost of operations - foreign exchange	9	26	(5)	31
Total impact to statement of operations - commodities and foreign exchange	$(54)	$(80)	$(1,909)	$2,900
Total impact to statement of operations - consumer financing program	$(1)	$—	$(4)	$—
Total impact to statement of operations - interest rate contracts	$8	$—	$32	$—

The reversals of acquired (gain)/loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the nine months ended September 30, 2023, the $418 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas and power prices in the East and West.
For the nine months ended September 30, 2022, the $3.9 billion unrealized gain from open economic hedge positions was primarily due to increases in the value of forward positions as a result of increases in natural gas and power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that are in a net liability position as of September 30, 2023 was $647 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was approximately $70 million as of September 30, 2023. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $3 million of additional collateral would be required for all contracts with credit rating contingent features as of September 30, 2023.
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

Note 9 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	September 30, 2023	December 31, 2022	Interest rate %
Recourse debt:
Senior Notes, due 2027	$375	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	1,100	1,100	3.875
Convertible Senior Notes, due 2048(a)	575	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	—	7.000
Revolving Credit Facility	300	—	various
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	9,140	8,100
Non-recourse debt:
Vivint Smart Home Senior Secured Notes, due 2027	600	—	6.750
Vivint Smart Home Senior Notes, due 2029	800	—	5.750
Vivint Smart Home Senior Secured Term Loan, due 2028	1,323	—	various
Subtotal all Vivint Smart Home non-recourse debt	2,723	—
Subtotal long-term debt (including current maturities)	11,863	8,100
Finance leases	19	11	various
Subtotal long-term debt and finance leases (including current maturities)	11,882	8,111
Less current maturities	(920)	(63)
Less debt issuance costs	(70)	(70)
Discounts	(151)	(2)
Total long-term debt and finance leases	$10,741	$7,976
(a)As of the ex-dividend date of October 31, 2023, the Convertible Senior Notes were convertible at a price of $41.83, which is equivalent to a conversion rate of approximately 23.9079 shares of common stock per $1,000 principal amount
Recourse Debt
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

2048 Convertible Senior Notes
As of September 30, 2023, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at a price of $42.17 per common share, which is equivalent to a conversion rate of approximately 23.7112 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The net carrying amounts of the Convertible Senior Notes as of September 30, 2023 and December 31, 2022 were $571 million and $570 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Senior notes are convertible at the option of the holders under certain circumstances. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter during specified periods as follows:
•from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025; and
•from December 1, 2047 until the close of business on the second scheduled trading day immediately before the maturity date
The following table details the interest expense recorded in connection with the Convertible Senior Notes, due 2048:

	Three months ended September 30,		Nine months ended September 30,
($ In millions)	2023	2022	2023	2022
Contractual interest expense	$4	$4	$12	$12
Amortization of deferred finance costs	—	—	1	1
Total	$4	$4	$13	$13

Effective Interest Rate	0.76%	0.76%	2.28%	2.28%
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
On March 13, 2023, the Company further amended its Revolving Credit Facility to increase the existing revolving commitments by an additional $45 million. As of September 30, 2023, there were outstanding borrowings of $300 million under the Revolving Credit Facility. As of October 31, 2023, there were outstanding borrowings of $100 million under the Revolving Credit Facility.
Bilateral Letter of Credit Facilities
On May 19, 2023, May 30, 2023 and October 17, 2023 the Company increased the size of its bilateral letter of credit facilities by $25 million, $100 million and $50 million, respectively, to provide additional liquidity and to allow for the issuance of up to $850 million of letters of credit. These facilities are uncommitted.
Receivables Securitization Facilities
On June 22, 2023, NRG Receivables LLC (“NRG Receivables”), an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 21, 2024, (ii) increase the aggregate commitments from $1.0 billion to $1.4 billion (adjusted seasonally) and (iii) add a new originator. On October 6, 2023, the Receivables Facility was further amended to replace the benchmark interest rate of the Receivable Facility's subordinated note from LIBOR to SOFR. As of September 30, 2023, there were no outstanding borrowings.
In addition, in connection with the amendments to the Receivables Facility, on June 22, 2023, the Company and the originators thereunder renewed the existing uncommitted Repurchase Facility. Such renewal, among other things, extended the maturity date to June 21, 2024 and joined an additional originator to the Repurchase Facility. On October 6, 2023, the Repurchase Facility was further amended to reflect the concurrent amendment to the Receivables Facility's subordinated note. As of September 30, 2023, there were no outstanding borrowings.
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
Pre-Capitalized Trust Securities Facility
On August 29, 2023, the Company entered into a Facility Agreement (as defined below) with Alexander Funding Trust II, a newly-formed Delaware statutory trust (the “Trust”), in connection with the sale by the Trust of $500 million pre-capitalized trust securities redeemable July 31, 2028 (the “P-Caps”). The Trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the “Eligible Treasury Assets”). The P-Caps will replace the Company’s existing pre-capitalized trust securities redeemable 2023 issued by Alexander Funding Trust, which mature on November 15, 2023.
In connection with the sale of the P-Caps, the Company and the guarantors named therein entered into a facility agreement, dated August 29, 2023 (the “Facility Agreement”), with the Trust and Deutsche Bank Trust Company Americas, as notes trustee (the “Notes Trustee”). Under the Facility Agreement, the Company has the right, from time to time, to issue to the Trust, and to require the Trust to purchase from the Company, on one or more occasions (the “Issuance Right”), up to $500 million aggregate principal amount of the Company’s 7.467% Senior Secured First Lien Notes due 2028 (the “P-Caps Secured Notes”) in exchange for all or a portion of the Eligible Treasury Assets corresponding to the portion of the Issuance Right under the Facility Agreement being exercised at such time. The Company pays to the Trust a facility fee equal to 3.13427% applied to the unexercised portion of the Issuance Right on a semi-annual basis.
The P-Caps are to be redeemed by the Trust on July 31, 2028 or earlier upon an early redemption of the P-Caps Secured Notes. Following any distribution of P-Caps Secured Notes to the holders of the P-Caps, the Company may similarly redeem such P-Caps Secured Notes, in whole or in part, at the redemption price described in the Indenture (as defined below), plus accrued but unpaid interest to, but excluding, the date of redemption. Any P-Caps Secured Notes outstanding and held by the Trust as a result of the exercise of the Issuance Right that remain outstanding will also mature on July 31, 2028.
The Issuance Right will be exercised automatically in full if (i) the Company fails to pay the facility fee when due or any amount due and owing under the trust expense reimbursement agreement or fails to purchase and pay for any Eligible Treasury Assets that are due and not paid on their payment date and such failure is not cured within 30 days or (ii) upon certain bankruptcy events of the Company. The Company will be required to mandatorily exercise the Issuance Right if certain mandatory exercise events occur upon the terms and conditions set forth in the Facility Agreement.
The P-Caps Secured Notes that may be sold to the Trust from time to time will be governed by the base indenture, dated August 29, 2023 (the “Base Indenture”), between the Company and the Notes Trustee, as supplemented by the supplemental indenture, dated August 29, 2023 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), among the Company, the guarantors named therein and the Notes Trustee.
The P-Caps Secured Notes will, if sold to the Trust, be guaranteed on a first-priority basis by each of the Company’s subsidiaries that guarantee indebtedness under the Revolving Credit Facility. The P-Caps Secured Notes will, if sold to the Trust, be secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Revolving Credit Facility, which consists of a substantial portion of the property and assets owned by the Company and the guarantors. The collateral securing the P-Caps Secured Notes will be released at the Company’s request if the senior unsecured long-term debt securities of the Company are rated investment grade by any two of the three rating agencies, subject to reversion if such rating agencies downgrade such rating below investment grade or withdraw such investment grade rating.
In connection with the issuance of the P-Caps, on August 29, 2023, the Company entered into a letter of credit facility agreement (the “LC Agreement”) with Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”) and administrative agent, and certain financial institutions (the “LC Issuers”) for the issuance of letters of credit in an aggregate amount not to exceed $485 million. The LC Agreement replaces the Company’s existing letter of credit facility agreement, effective August 29, 2023. In addition, on August 29, 2023, the Trust entered into a pledge and control agreement (the “Pledge Agreement”), among the Company, the Trust and the Collateral Agent, under which the Trust agreed to grant a security interest over the Eligible Treasury Assets in favor of the Collateral Agent for the benefit of the LC Issuers. Pursuant to the LC

Agreement and the Pledge Agreement, the Collateral Agent is entitled to withdraw Eligible Treasury Assets from the Trust’s pledged account, following notice to the Company, in the event the Company has failed to reimburse amounts drawn under any letter of credit issued pursuant to the LC Agreement, and the LC Issuers have the right to instruct the Collateral Agent to enforce the pledge over the Eligible Treasury Assets upon the occurrence of any event of default under the LC Agreement.
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
All of APX’s obligations under the Vivint Smart Home Credit Agreement are guaranteed by APX Group Holdings, Inc. and each of APX’s existing and future wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). The obligations under the Vivint Smart Home Credit Agreement are secured by a first priority perfected security interest in (i) substantially all of the present and future tangible and intangible assets of APX, and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX and the guarantors and (iii) a pledge of all of the capital stock of APX, each of its subsidiary guarantors and each restricted subsidiary of APX and its subsidiary guarantors, in each case other than certain excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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
On June 9, 2023, Vivint Smart Home entered into an amendment to the Vivint Smart Home Credit Agreement which transitioned the benchmark rate applicable to the Vivint Smart Home Term Loans and the Vivint Smart Home Revolving Loans from LIBOR to SOFR. As of September 30, 2023, the aggregate outstanding principal amount of the Vivint Term Loans was $1.3 billion. As of September 30, 2023, Vivint Smart Home had no outstanding borrowings under the Vivint Smart Home Revolving Credit Facility.

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
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Accounts receivable and Other current assets	$1,796	$2,108
Current liabilities	153	152
Net assets	$1,643	$1,956

Note 11 — Changes in Capital Structure
As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2022	—	423,897,001	(194,335,971)	229,561,030
Shares issued under LTIPs	—	1,011,448	—	1,011,448
Shares issued under ESPP	—	—	86,516	86,516
Issuance of Series A Preferred Stock	650,000	—	—	—
Shares repurchased	—	—	(1,322,141)	(1,322,141)
Balance as of September 30, 2023	650,000	424,908,449	(195,571,596)	229,336,853
Shares issued under LTIPs	—	55,507	—	55,507
Shares issued under ESPP	—	—	104,733	104,733
Shares repurchased	—	—	(3,732,657)	(3,732,657)
Balance as of October 31, 2023	650,000	424,963,956	(199,199,520)	225,764,436
Common Stock
Share Repurchases
In June 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025. During the three months ended September 30, 2023, the Company completed $50 million of share repurchases at an average price of $37.82 under the $2.7 billion authorization. Through October 31, 2023, an additional $150 million of share repurchases were executed at an average price of $40.17 per share.
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
NRG Common Stock Dividends
During the first quarter of 2023, NRG increased the annual dividend to $1.51 from $1.40 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.3775 per share was paid on the Company's common stock during the three months ended September 30, 2023. On October 19, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, payable on November 15, 2023 to stockholders of record as of November 1, 2023. Beginning in the first quarter of 2024, NRG will increase the annual dividend by 8% to $1.63 per share.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
Preferred Stock
Series A Preferred Stock
On March 9, 2023 ("Series A Issuance Date"), the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"). The net proceeds of $635 million, net of issuance costs, were used to partially fund the Vivint Smart Home acquisition.
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
Series A Preferred Stock Dividends
The annual dividend rate on each share of Series A Preferred Stock is 10.25% from the Series A Issuance Date to, but excluding the Series A First Reset Date. On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.00%), plus a spread of 5.92% per annum. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each March 15 and September 15, when, as and if declared by the board of directors. In September 2023, the Company paid a semi-annual dividend of $52.96 per share on its outstanding Series A Preferred Stock, totaling $34 million.
Note 12 — Income/(Loss) Per Share
Basic income/(loss) per common share is computed by dividing net income/(loss) less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units, non-vested restricted stock units, and non-qualified stock options are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period. For each of the three and nine months ended September 30, 2023 and 2022, there was no dilutive effect for the Convertible Senior Notes since there were no potential share settlements for the periods.
NRG's basic and diluted income/(loss) per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Basic income/(loss) per share:
Net income/(loss)	$343	$67	$(684)	$2,316
Less: Cumulative dividends attributable to Series A Preferred Stock	17	—	38	—
Net income/(loss) available for common stockholders	$326	$67	$(722)	$2,316
Weighted average number of common shares outstanding - basic	230	235	230	238
Income/(loss) per weighted average common share — basic	$1.42	$0.29	$(3.14)	$9.73

Diluted income/(loss) per share:
Net income/(loss)	$343	$67	$(684)	$2,316
Less: Cumulative dividends attributable to Series A Preferred Stock	17	—	38	—
Net income/(loss) available for common stockholders	$326	$67	$(722)	$2,316
Weighted average number of common shares outstanding - basic	230	235	230	238
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	—	—	—
Weighted average number of common shares outstanding - dilutive	232	235	230	238
Income/(loss) per weighted average common share — diluted	$1.41	$0.29	$(3.14)	$9.73
For the nine months ended September 30, 2023, the Company had 6 million of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted loss per share. For all other periods presented, the Company had an insignificant number of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted income per share.

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

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue	$3,686	$2,809	$978	$478	$—	$(5)	$7,946
Depreciation and amortization	71	27	23	178	9	—	308
Equity in earnings of unconsolidated affiliates	—	—	6	—	—	—	6
Income/(loss) before income taxes	463	314	(205)	(24)	(140)	—	408
Net income/(loss)	$463	$316	$(168)	$(4)	$(264)	$—	$343

	Three months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Revenue	$3,145	$4,178	$1,175	$—	$12	$8,510
Depreciation and amortization	79	37	22	7	—	145
Impairment losses	—	43	—	—	—	43
Gain on sale of assets	22	—	—	—	—	22
Equity in (losses)/earnings of unconsolidated affiliates	(1)	—	12	—	—	11
(Loss)/income before income taxes	(481)	557	110	(103)	—	83
Net (loss)/income	$(481)	$557	$92	$(101)	$—	$67

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Eliminations	Total
Revenue	$8,235	$9,488	$3,244	$1,070	$—	$(21)	$22,016
Depreciation and amortization	219	87	70	410	27	—	813
Gain on sale of assets	—	202	—	—	—	—	202
Equity in earnings of unconsolidated affiliates	—	—	16	—	—	—	16
Income/(loss) before income taxes	1,532	(1,188)	(684)	(86)	(440)	—	(866)
Net income/(loss)	$1,532	$(1,187)	$(601)	$(66)	$(362)	$—	$(684)
(a)Includes results of operations following the acquisition date of March 10, 2023

	Nine months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Corporate	Eliminations	Total
Revenue	$7,857	$12,407	$3,395	$—	$29	$23,688
Depreciation and amortization	233	164	65	23	—	485
Impairment losses	—	198	—	—	—	198
Gain/(loss) on sale of assets	10	—	43	(2)	—	51
Equity in (losses)/earnings of unconsolidated affiliates	(2)	—	2	—	—	—
Income/(loss) before income taxes	1,052	2,082	274	(353)	—	3,055
Net income/(loss)	$1,052	$2,083	$246	$(1,065)	$—	$2,316

Note 14 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2023	2022	2023	2022
Income/(Loss) before income taxes	$408	$83	$(866)	$3,055
Income tax expense/(benefit)	65	16	(182)	739
Effective income tax rate	15.9%	19.3%	21.0%	24.2%
For the nine months ended September 30, 2023, the effective tax rate approximated the statutory rate of 21%, which includes the impact of state and foreign taxes. For the three months ended September 30, 2023, the effective tax rate was lower than the statutory rate of 21%, primarily due to a decrease in state tax expense resulting from a decrease in year-to-date financial statement losses. For the three months ended September 30, 2022, the effective tax rate was lower than the statutory rate of 21% primarily due to the benefit resulting from carbon capture tax credits and the reduction in statutory state tax rates. For the nine months ended September 30, 2022, the effective tax rate was higher than the statutory rate of 21% primarily due to state tax expense, partially offset by tax benefit resulting from the release of valuation allowance on state net operating losses and carbon capture tax credits.
The Inflation Reduction Act ("IRA") enacted on August 16, 2022, introduced new provisions including a 15% corporate book minimum tax and a 1% excise tax on net share repurchases with both taxes effective beginning in fiscal year 2023 for NRG. The Company will continue to evaluate the impact of the corporate book minimum tax when the U.S. Treasury and the IRS release further guidance.
Uncertain Tax Benefits
As of September 30, 2023, NRG had a non-current tax liability of $48 million for uncertain tax benefits from positions taken on various federal, state, and foreign income tax returns inclusive of accrued interest. For the nine months ended September 30, 2023, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of September 30, 2023, NRG had cumulative interest and penalties related to these uncertain tax benefits of $3 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1	$2	$2
Ivanpah(a)	15	10	70	32
Midway-Sunset	—	2	2	5
Total	$16	$13	$74	$39
(a)Also includes fees under project management agreements with each project company

Note 16 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of September 30, 2023, hedges under the first lien program were out-of-the-money for NRG on a counterparty aggregate basis.
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
XOOM Energy
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) is a defendant in a putative class action lawsuit pending in New York. The Court denied XOOM's motion for summary judgment and granted class certification. XOOM is currently petitioning to appeal the class certification grants and seeking a stay at the trial court.
Direct Energy
There are two putative class actions pending against Direct Energy: (1) Richard Schafer v. Direct Energy (W.D.N.Y. Dec. 2019; on appeal 2nd Cir. N.Y.) - The Second Circuit sent the matter back to the trial court in December 2021. After discovery, Direct Energy filed summary judgment. Direct Energy won summary judgment and Schafer appealed. The appeal is fully briefed. Oral argument occurred on October 25, 2023. Given the result of Martin Forte v. Direct Energy (N.D.N.Y. Mar. 2017), it is expected that the trial court's summary judgment will be upheld and Direct Energy will prevail; and (2) Andrew Gant v.

Direct Energy and NRG (D.N.J. Aug. 2022) - The Court granted Direct Energy and NRG's Motion to Dismiss on July 21, 2023, but allowed for the Plaintiff to amend his Complaint. The case was dismissed on September 29, 2023. The parties reached a settlement for the Plaintiff's individual claim.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the Plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On October 19, 2022, Direct Energy filed a Motion to Transfer Venue asking the Court to transfer the case to the Southern District where the Burk case was filed. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving to the case to the Southern District of Texas; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed. The Sixth Circuit found that Dickson has standing and reversed the trial court's dismissal of the case. The matter is back at the trial court. The parties will conduct further fact discovery and expert discovery and are likely to resubmit motions for further review by the Court.
Sales Practice Lawsuits
There are three litigation matters relating to claims made by Vivint Smart Home competitors against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. These matters were known and accrued for at the time of the acquisition. The three matters are: (1) CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020). The CPI matter that was filed in 2020 went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home filed its post-trial motion in March 2023 and continues to evaluate its post-trial and appeal options. While Vivint Smart Home believes the CPI jury verdict is not legally or factually supported and intends to pursue post judgment remedies and file an appeal, there can be no assurance that such defense efforts will be successful; (2) ADT LLC, et al. ("ADT") v. Vivint Smart Home, Inc. f/k/a Mosaic Acquisition Corporation, et al.(S.D.Fl. Aug. 2020). The parties mediated in May 2023 and agreed on a settlement. In June 2023, the Court granted final approval of the settlement, which was paid in June 2023; and (3) Alert 360 Opco, Inc, et al. ("Alert 360") v. Vivint Smart Home, Inc., et al (N.D.Ok. March 2023). On March 1, 2023, Alert 360 filed a complaint against Vivint Smart Home alleging, among other things, deceptive sales practices. The parties mediated in August 2023 and agreed to a settlement, which is expected to be finalized during the fourth quarter of 2023.
Patent Infringement Lawsuits
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. In accordance with advice by legal counsel, the Company does not believe the verdict is legally supported and will pursue post-judgment and appellate remedies along with any other legal options available.
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
Indemnifications and Other Contractual Arrangements
Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against LaGen in the United States District Court for the Middle District of Louisiana. The plaintiffs claimed breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs sought damages for the alleged improper charges and a declaration as to which charges were proper under the contract. On February 4, 2019, NRG sold the South Central Portfolio, including the entities subject to this litigation. However, NRG had agreed to indemnify the purchaser for certain losses suffered in connection with this litigation. In February 2020, the federal court dismissed this lawsuit without prejudice for lack of subject matter jurisdiction. On March 17, 2020, plaintiffs filed a lawsuit in the Nineteenth Judicial District Court for the Parish of East Baton Rouge in Louisiana alleging substantially the same matters, which was dismissed on October 2, 2023 pursuant to a settlement agreement.

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

Note 18 — Environmental Matters
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. The electric generation industry has been facing increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.

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
Water
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines ("ELG") for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, the EPA announced that it was initiating a new rulemaking to evaluate revising the ELG rule but keeping the existing rule (as amended in 2020) in place. On March 29, 2023, the EPA proposed revisions to the ELG and sought comments on the proposal, which the EPA is currently analyzing. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
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
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2023 and 2022. Also refer to NRG's 2022 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading energy, smart home and services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the United States and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 7.5 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 15 GW of generation as of September 30, 2023.
Strategy
NRG's strategy is to maximize stockholder value through the safe production and sale of reliable electricity and natural gas to its customers in the markets it serves, while also providing innovative home solutions to the end-use energy or service consumer. This strategy is intended to enable the Company to optimize the integrated model to generate stable and predictable cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility. Sustainability is a philosophy that underpins and facilitates value creation across NRG's business for its stakeholders. It is an integral piece of NRG's strategy and ties directly to the Company's business success, reduced risks and enhanced reputation.
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
Texas
Public Utility Commission of Texas’ Actions with Respect to Wholesale Pricing and Market Design — The PUCT continues to analyze and implement multiple options for promoting increased reliability in the wholesale electric market, including the adoption of a reliability standard for resource adequacy and market-based mechanisms to achieve this standard. During the 88th Regular Session, the Texas Legislature authorized deployment of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). The Texas Legislature also directed the PUCT to implement additional market design changes such as the creation of a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. DRRS is expected to be implemented in the fourth quarter of 2024. Additionally, through Senate Bill 2627, the Texas Legislature created the Texas Energy Fund, subject to voter approval in November 2023, which will provide grants and low-interest loans to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT.
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
Ruling on Pricing during Winter Storm Uri — On March 17, 2023, the Third Court of Appeals issued a ruling in Luminant Energy Co. v. PUCT, which is an appeal relating to the validity of two orders issued by the PUCT on February 15 and 16, 2021, respectively, governing scarcity pricing in the ERCOT wholesale electricity market during Winter Storm Uri. The Third Court found that the PUCT exceeded its statutory authority by ordering the market price of energy to be set at the high system wide offer cap due to scarcity conditions as a result of firm load shed occurring in ERCOT. The Third Court reversed the PUCT's orders and remanded the case. On March 23, 2023, the PUCT filed a petition for review to the Supreme Court of Texas seeking reversal of the Third Court's decision, which was granted on September 29, 2023. The Court has requested briefing on the merits and has set oral arguments for this case on January 30, 2024. The outcome of this appeal could potentially require a repricing of the market prices during the subject time period.
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
ERCOT Request for Proposals for Winter Capacity — On October 2, 2023, ERCOT issued a Request for Proposals for Capacity for Winter 2023-2024. Proposals are due in early November, and ERCOT will issue awards later in November. The contracts, if awarded, will start between December 1, 2023 and January 9, 2024 and will run until February 29, 2024. The costs of procurement of winter capacity, if any, will be charged to Qualified Scheduling Entities on an hourly load-ratio share basis. Increases in costs assessed to LSEs are expected to be included in customer pricing.
PJM
Revisions to PJM Local Deliverability Area Reliability Requirement — The Base Residual Auction for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of Locational Deliverability Area Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the Local Deliverability Area Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. The price of the auction cleared significantly lower as a result of the PJM Tariff change.
Capacity Performance Penalties and Bonuses from Winter Storm Elliott — PJM experienced approximately 23 hours of Capacity Performance events from December 23-24, 2022 across PJM's entire footprint. The Company is subject to penalty and bonus payments related to the events. On April 3, 2023, FERC approved PJM's request to allow Winter Storm Elliott penalty payments to be spread over 9 months (with interest) and allow future penalties to have a 9 month window to be satisfied without interest. Multiple generators filed various complaints against PJM at FERC alleging that PJM violated its Tariff in, among other things, the manner in which it operated the system during Winter Storm Elliott and the resulting assessment of capacity performance penalties. On June 5, 2023, FERC issued an order setting the various complaints for settlement. A settlement in principle has been reached and was filed with FERC on September 29, 2023. FERC also granted a waiver allowing PJM to defer collection of the remaining unbilled non-performance charges and suspended remaining bonus payments associated with Winter Storm Elliott until FERC decides on the merits of the settlement. The settling parties requested that FERC approve the settlement without modification or condition no later than December 29, 2023.
FERC Delays PJM Base Residual Auctions — On April 11, 2023, PJM filed to delay the Base Residual Auctions for the 2025/2026 to 2028/2029 delivery years. On October 13, 2023, PJM made two filings proposing to develop market reforms to improve the operation of the capacity market through changes to the Market Seller Offer Cap rules, changes to PJM's resource adequacy risk modeling and capacity accreditation processes, and changes to capacity performance enhancements. PJM proposes to restart the auctions after FERC's ruling on these market changes. On June 9, 2023, FERC issued an order approving the delay in the Base Residual Auctions and required PJM to make a compliance filing that will specify future auction dates. On June 26, 2023, PJM made its compliance filing setting the auction for June 2024 for the 2025/2026 delivery year through the 2028/2029 delivery year.
PJM Files to Make Changes to the Performance Assessment Interval Trigger — On May 30, 2023, PJM filed proposed tariff revisions at FERC that narrow the definition of Emergency Actions used to determine Performance Assessment Intervals ("PAIs"). On July 28, 2023, FERC accepted the tariff revisions, and PJM made its compliance filing on August 28, 2023. The new definition would decrease the instances of when PAIs would occur and therefore decrease the instances of when capacity performance penalties are assessed.
Independent Market Monitor Market Seller Offer Cap Complaint — On March 18, 2021, finding that the calculation of the default Market Seller Offer Cap was unjust and unreasonable, FERC issued an Order, which permitted the PJM May 2021 capacity auction for the 2022/2023 delivery year to continue under the existing rules and set a procedural schedule for parties to file briefs with possible solutions. On September 2, 2021, FERC issued an order in response to a complaint filed by the PJM Independent Market Monitor's proposal, which eliminated the Cost of New Entry-based Market Seller Offer Cap, implemented a limited default cap for certain asset classes based on going-forward costs and provided for unit specific cost review by the Independent Market Monitor for all other non-zero offers into the auctions. On October 4, 2021, as required by the Order, PJM submitted its compliance tariff and certain parties filed a motion for rehearing, which was denied by operation of law. On February 18, 2022, FERC addressed the arguments raised on rehearing and rejected the rehearing requests. Multiple parties filed appeals at the Court of Appeals for the D.C. Circuit, and on August 15, 2023, the Court denied the petitions for review.
California
California Resource Adequacy Proceedings — As part of the Integrated Resource Procurement docket, the CPUC is requiring that all LSEs procure a pro rata share of 15.5 GW of new non-fossil resource adequacy from 2023 to 2026. A June 2023 decision in the resource adequacy ("RA") docket keeps the reserve margin at 17 percent in 2024 and 2025, but extends the CPUC orders for the state's major investor-owned utilities to procure additional summer reliability resources through 2025, creating an "effective" reserve margin of 21 to 23.5 percent. SB846 establishes a pathway for PG&E's Diablo Canyon Nuclear power plant, which units are scheduled to close in 2024 and 2025, to remain open for at least five additional years. A CPUC decision expected by the end of 2023 will determine how the RA from the extension will be treated. Finally, the CPUC jurisdictional retail providers will be required to procure RA that meets their hourly load shape beginning in 2025. The result of these changes will likely keep RA prices elevated through 2024, and if LSEs cannot meet their RA obligations, penalties and restrictions on serving new customers may be issued.

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
Regional Haze Proposal — On May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. If finalized as proposed, the rule would result in more stringent SO2 limits for two of the Company's coal-fired units in Texas. The Company cannot predict the outcome of this proposal.
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
Effluent Limitations Guidelines — In November 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, the EPA announced that it was initiating a new rulemaking to evaluate revising the ELG rule but keeping the existing rule (as amended in 2020) in place. On March 29, 2023, the EPA proposed revisions to the ELG and sought comments, which the EPA is currently analyzing. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas.
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

Significant Events
The following significant events have occurred during 2023 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Sale of the 44% equity interest in STP
On November 1, 2023, the Company closed on the previously announced sale of its 44% equity interest in STP to Constellation. Proceeds of $1.75 billion were reduced by preliminary working capital and other adjustments of $96 million, resulting in net proceeds of $1.654 billion. For further discussion, see Note 4, Acquisitions and Dispositions.
Vivint Smart Home Acquisition
On March 10, 2023, the Company completed the acquisition of Vivint Smart Home. The Company paid $12 per share, or $2.6 billion in cash. For further discussion, see Note 4, Acquisitions and Dispositions.
Retirement of Joliet
During the second quarter of 2022, the Company announced the planned retirement of the Joliet generating facility in 2023. On September 1, 2023, the Joliet generating facility fully retired.
Sale of Gregory
On October 2, 2023, the Company closed on the sale of its 100% ownership in the Gregory natural gas generating facility in Texas for $102 million.
Series A Preferred Stock
On March 9, 2023, the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock. The proceeds, net of issuance costs, of $635 million were used to partially fund the Vivint Smart Home acquisition. For further discussion, see Note 11, Changes in Capital Structure.
Issuance of 2033 Senior Secured First Lien Notes
On March 9, 2023, the Company issued $740 million of aggregate principal amount of 7.000% senior secured first lien notes due 2033. The net proceeds of $724 million, net of issuance costs, were used to partially fund the Vivint Smart Home acquisition. For further discussion, see Note 9, Long-term Debt and Finance Leases.
Sale of Astoria
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
W.A. Parish Return to Service
In May 2022, W.A. Parish Unit 8 came offline as a result of damage to the steam turbine/generator. The extended forced outage ended in September 2023 and the unit has returned to service.
Share Repurchases
In June 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation after debt reduction to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025. During the three months ended September 30, 2023, the Company completed $50 million of share repurchases at an average price of $37.82 under the $2.7 billion authorization. Through October 31, 2023, an additional $150 million of share repurchases were executed at an average price of $40.17 per share. Following the closing of the STP sale on November 1, 2023, the Company intends to execute a $950 million accelerated share repurchase program.
Dividend Increase
In the first quarter of 2023, NRG increased the annual common stock dividend to $1.51 from $1.40 per share, representing an 8% increase from 2022. Beginning in the first quarter of 2024, NRG will increase the annual dividend by 8% to $1.63 per share. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.

Renewable Power Purchase Agreements
The Company's strategy is to procure mid to long-term generation through power purchase agreements. As of September 30, 2023, NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which approximately 1.1 GW are operational. The average tenure of these agreements is eleven years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW procured through Renewable PPAs may be impacted by contract terminations when they occur.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2022 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Revenue
Retail revenue	$7,521	$7,858	$(337)	$20,911	$22,379	$(1,468)
Energy revenue(a)	261	450	(189)	472	1,034	(562)
Capacity revenue(a)	59	38	21	150	244	(94)
Mark-to-market for economic hedging activities	(70)	33	(103)	96	(248)	344
Contract amortization	(5)	(6)	1	(24)	(28)	4
Other revenues(a)(b)	180	137	43	411	307	104
Total revenue	7,946	8,510	(564)	22,016	23,688	(1,672)
Operating Costs and Expenses
Cost of fuel	400	742	342	790	1,603	813
Purchased energy and other cost of sales(c)	5,599	6,494	895	15,883	18,757	2,874
Mark-to-market for economic hedging activities	(17)	122	139	2,029	(3,155)	(5,184)
Contract and emissions credit amortization(c)	(12)	(16)	(4)	78	87	9
Operations and maintenance	336	359	23	1,080	1,049	(31)
Other cost of operations	115	101	(14)	301	278	(23)
Cost of operations (excluding depreciation and amortization shown below)	6,421	7,802	1,381	20,161	18,619	(1,542)
Depreciation and amortization	308	145	(163)	813	485	(328)
Impairment losses	—	43	43	—	198	198
Selling, general and administrative costs	638	378	(260)	1,586	1,076	(510)
Acquisition-related transaction and integration costs	18	8	(10)	111	26	(85)
Total operating costs and expenses	7,385	8,376	991	22,671	20,404	(2,267)
Gain on sale of assets	—	22	(22)	202	51	151
Operating Income/(Loss)	561	156	405	(453)	3,335	(3,788)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	11	(5)	16	—	16
Other income, net	14	21	(7)	43	33	10
Interest expense	(173)	(105)	(68)	(472)	(313)	(159)
Total other expense	(153)	(73)	(80)	(413)	(280)	(133)
Income/(Loss) Before Income Taxes	408	83	325	(866)	3,055	(3,921)
Income tax expense/(benefit)	65	16	(49)	(182)	739	921
Net Income/(Loss)	$343	$67	$276	$(684)	$2,316	$(3,000)
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2023 and 2022
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2023 and 2022. The average on-peak power prices increased in Texas due to record loads, which were impacted by weather. East and West average on-peak power prices decreased for the three months ended September 30, 2023 as compared to the same period in 2022 as a result of lower natural gas prices.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2023	2022	Change %
Texas
ERCOT - Houston(a)	$183.49	$128.61	43%
ERCOT - North(a)	181.72	131.62	38%

East
NY J/NYC(b)	$40.86	$109.43	(63)%
NEPOOL(b)	40.41	99.14	(59)%
COMED (PJM)(b)	39.38	101.00	(61)%
PJM West Hub(b)	43.27	110.99	(61)%

West
MISO - Louisiana Hub(b)	$38.53	$90.32	(57)%
CAISO - SP15(b)	67.59	110.03	(39)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022	Change %
($/MMBtu)	$2.55	$8.20	(69)%
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as revenues less cost of fuel, purchased energy and other costs of sales, mark-to-market for economic hedging activities, contract and emissions credit amortization and depreciation and amortization.
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,489	$2,633	$922	$478	$(1)	$7,521
Energy revenue	51	152	59	—	(1)	261
Capacity revenue	—	64	(4)	—	(1)	59
Mark-to-market for economic hedging activities	—	(60)	(10)	—	—	(70)
Contract amortization	—	(6)	1	—	—	(5)
Other revenue(a)	146	26	10	—	(2)	180
Total revenue	3,686	2,809	978	478	(5)	7,946
Cost of fuel	(300)	(64)	(36)	—	—	(400)
Purchased energy and other cost of sales(b)(c)(d)	(2,359)	(2,385)	(808)	(50)	3	(5,599)
Mark-to-market for economic hedging activities	(42)	244	(185)	—	—	17
Contract and emissions credit amortization	(5)	22	(5)	—	—	12
Depreciation and amortization	(71)	(27)	(23)	(178)	(9)	(308)
Gross margin	$909	$599	$(79)	$250	$(11)	$1,668
Less: Mark-to-market for economic hedging activities, net	(42)	184	(195)	—	—	(53)
Less: Contract and emissions credit amortization, net	(5)	16	(4)	—	—	7
Less: Depreciation and amortization	(71)	(27)	(23)	(178)	(9)	(308)
Economic gross margin	$1,027	$426	$143	$428	$(2)	$2,022
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.0 billion, $69 million and $207 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home power sales volume (GWh)	15,034	3,799	531	—	—	19,364
Business power sales volume (GWh)	12,116	13,296	2,889	—	—	28,301
Home natural gas sales volume (MDth)	—	3,438	5,064	—	—	8,502
Business natural gas sales volume (MDth)	—	351,154	39,953	—	—	391,107
Average retail Home customer count (in thousands)(a)	2,879	1,880	769	—	—	5,528
Ending retail Home customer count (in thousands)(a)	2,871	1,889	765	—	—	5,525
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,035	—	2,035
Ending Vivint Smart Home subscriber count (in thousands) (b)	—	—	—	2,051	—	2,051
Power generation
GWh sold	11,918	2,837	1,726	—	—	16,481
GWh generated(c)
Coal	5,459	873	—	—	—	6,332
Gas	3,964	600	1,725	—	—	6,289
Nuclear	2,495	—	—	—	—	2,495
Oil	—	5	—	—	—	5
Renewables	—	—	1	—	—	1
Total	11,918	1,478	1,726	—	—	15,122
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Three months ended September 30, 2022
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$2,999	$3,863	$996	$—	$7,858
Energy revenue	48	212	180	10	450
Capacity revenue	—	38	—	—	38
Mark-to-market for economic hedging activities	4	32	(7)	4	33
Contract amortization	—	(10)	4	—	(6)
Other revenue(a)	94	43	2	(2)	137
Total revenue	3,145	4,178	1,175	12	8,510
Cost of fuel	(489)	(140)	(113)	—	(742)
Purchased energy and other cost of sales(b)(c)(d)	(2,012)	(3,609)	(865)	(8)	(6,494)
Mark-to-market for economic hedging activities	(600)	423	59	(4)	(122)
Contract and emissions credit amortization	(4)	29	(9)	—	16
Depreciation and amortization	(79)	(37)	(22)	(7)	(145)
Gross margin	$(39)	$844	$225	$(7)	$1,023
Less: Mark-to-market for economic hedging activities, net	(596)	455	52	—	(89)
Less: Contract and emissions credit amortization, net	(4)	19	(5)	—	10
Less: Depreciation and amortization	(79)	(37)	(22)	(7)	(145)
Economic gross margin	$640	$407	$200	$—	$1,247
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $846 million and $184 million of TDSP expense in Texas and West/Services/Other, respectively. TDSP expense in the East was immaterial due to the impact of certain provisions of the CEJA in Illinois, which took effect in June 2022
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail sales
Home power sales volume (GWh)	14,053	3,838	533	—	18,424
Business power sales volume (GWh)	11,006	12,753	3,194	—	26,953
Home natural gas sales volume (MDth)	—	4,212	5,345	—	9,557
Business natural gas sales volume (MDth)	—	315,952	30,602	—	346,554
Average retail Home customer count (in thousands)(a)	2,963	1,794	800	—	5,557
Ending retail Home customer count (in thousands)(a)	2,890	1,788	797	—	5,475
Power generation
GWh sold	11,921	3,291	1,858	—	17,070
GWh generated(b)
Coal	5,448	1,532	—	—	6,980
Gas	3,960	323	1,860	—	6,143
Nuclear	2,513	—	—	—	2,513
Oil	—	3	—	—	3
Renewables	—	—	2		2
Total	11,921	1,858	1,862	—	15,641
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2023
CDDs(a)	2,039	817	1,291
HDDs(a)	—	48	4
2022
CDDs	1,789	874	1,268
HDDs	—	54	3
10-year average
CDDs	1,673	824	1,173
HDDs	5	52	9
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
Gross margin increased $645 million and economic gross margin increased $775 million during the three months ended September 30, 2023, compared to the same period in 2022.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •increased net revenue rates of $4.15 per MWh, or $118 million, primarily driven by changes in customer term, product and mix; and •a $225 million decrease in cost to serve the retail load, primarily driven by lower supply costs which were a result of lower realized power pricing, the diversified supply strategy and improved plant performance coupled with the 2022 impact of the W.A. Parish Unit 8 extended outage that began in May 2022	$343
Higher gross margin due to an increase in load of 1.3 TWhs, or $42 million, from weather, and an increase in load of 750 GWhs, or $7 million, driven by changes in customer mix	49
Higher gross margin due to market optimization activities	5
Other	(10)
Increase in economic gross margin	$387
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	554
Increase in contract and emissions credit amortization	(1)
Decrease in depreciation and amortization	8
Increase in gross margin	$948

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of asset retirements	$(14)
Higher electric gross margin due to lower supply costs of $8.00 per MWh, or $134 million, driven primarily by decreases in power prices, partially offset by lower net revenue rates as a result of changes in customer term, product and mix of $6.75 per MWh, or $97 million	37
Lower electric gross margin from decreased volume due to changes in customer mix and weather	(7)
Lower natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower net revenue rates from changes in customer term, product, and mix of $4.25 per Dth, or $1.50 billion, partially offset by lower supply costs of $4.00 per Dth, or $1.43 billion	(74)
Higher natural gas gross margin from increased volume due to an increase in customer count and change in customer mix	19
Higher gross margin due to a reduction in capacity performance penalties resulting from Winter Storm Elliot in December 2022 and a 200% increase in NYISO capacity pricing, partially offset by a 36% decrease in PJM capacity prices and a 7% decrease in PJM capacity volumes	21
Higher gross margin due to a decrease in supply costs at Midwest Generation, partially offset by a 43% decrease in generation volumes due to dark spread contractions	49
Lower gross margin from sales of NOx emissions credits	(13)
Other	1
Increase in economic gross margin	$19
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(271)
Increase in contract amortization	(3)
Decrease in depreciation and amortization	10
Decrease in gross margin	$(245)

West/Services/Other

(In millions)
Lower gross margin primarily due to lower Services sales	$(21)
Lower electric gross margin due to higher supply costs of $13.50 per MWh, or $46 million, partially offset by higher revenue rates of $8.50 per MWh, or $30 million	(16)
Higher natural gas gross margin due to lower supply costs of $2.35 per Dth, or $106 million, and changes in customer mix of $5 million, partially offset by lower revenue rates of $2.25 per Dth, or $101 million	10
Lower gross margin at Cottonwood driven by lower average realized prices and a reduction in capacity performance bonus payments resulting from PJM Winter Storm Elliott in December 2022	(31)
Other	1
Decrease in economic gross margin	$(57)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(247)
Decrease in contract amortization	1
Increase in depreciation and amortization	(1)
Decrease in gross margin	$(304)

Vivint Smart Home

(In millions)
Increase due to the acquisition of Vivint Smart Home	$428
Increase in economic gross margin	$428
Increase in depreciation and amortization	(178)
Increase in gross margin	$250

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $36 million during the three months ended September 30, 2023, compared to the same period in 2022.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(8)	$20	$(2)	$10
Net unrealized (losses) on open positions related to economic hedges	—	(52)	(30)	2	(80)
Total mark-to-market (losses) in revenue	$—	$(60)	$(10)	$—	$(70)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(298)	$(142)	$(94)	$2	$(532)
Reversal of acquired (gain)/loss positions related to economic hedges	(11)	11	(6)	—	(6)
Net unrealized gains/(losses) on open positions related to economic hedges	267	375	(85)	(2)	555
Total mark-to-market (losses)/gains in operating costs and expenses	$(42)	$244	$(185)	$—	$17

	Three months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$1	$12	$2	$(2)	$13
Reversal of acquired (gain) positions related to economic hedges	—	(2)	—	—	(2)
Net unrealized gains/(losses) on open positions related to economic hedges	3	22	(9)	6	22
Total mark-to-market gains/(losses) in revenue	$4	$32	$(7)	$4	$33
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(191)	$(151)	$(60)	$2	$(400)
Reversal of acquired (gain)/loss positions related to economic hedges	(16)	18	(15)	—	(13)
Net unrealized (losses)/gains on open positions related to economic hedges	(393)	556	134	(6)	291
Total mark-to-market (losses)/gains in operating costs and expenses	$(600)	$423	$59	$(4)	$(122)
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2023, the $70 million loss in revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of increases in PJM power prices. The $17 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of Texas and East open positions as a result of increases in ERCOT and PJM power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.

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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2023 and 2022. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2023	2022
Trading gains/(losses)
Realized	$7	$1
Unrealized	(1)	9
Total trading gains	$6	$10

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Eliminations	Total
Three months ended September 30, 2023	$132	$93	$55	$57	$(1)	$336
Three months ended September 30, 2022	214	90	55	—	—	359
Operations and maintenance expense decreased by $23 million for the three months ended September 30, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the acquisition of Vivint Smart Home	$57
Decrease due to partial property insurance claims in 2023 for the extended outage at W.A. Parish, as well as restoration expenses incurred in 2022	(76)
Decrease in major maintenance expenditures primarily associated with the timing of planned outages at STP	(11)
Increase in retail operation costs driven by higher personnel costs	7
Decrease in operations and maintenance expense	$(23)
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Three months ended September 30, 2023	$78	$33	$3	$1	$115
Three months ended September 30, 2022	59	38	4	—	101
Other cost of operations for the three months ended September 30, 2023 increased by $14 million, when compared to the same period in 2022, due to the following:

(In millions)
Increase in retail gross receipt taxes due to higher revenues in Texas partially offset by lower revenues in the East	$6
Increase primarily due to changes in ARO cost estimates at Midwest Generation	5
Increase in property insurance premiums and property taxes	2
Other	1
Increase in other cost of operations	$14

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Three months ended September 30, 2023	$71	$27	$23	$178	$9	$308
Three months ended September 30, 2022	79	37	22	—	7	145
Depreciation and amortization increased by $163 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to higher amortization of intangible assets due to the acquisition of Vivint Smart Home in March 2023.
Impairment Losses
Impairment losses of $43 million were recorded during the three months ended September 30, 2022 primarily related to the purchase and sale agreement for the sale of the land and related assets at the Astoria generating site and planned withdrawal and cancellation of its proposed Astoria redevelopment project. For further discussion, see Note 8, Impairments.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/ Eliminations	Total
Three months ended September 30, 2023	$237	$156	$66	$172	$7	$638
Three months ended September 30, 2022	190	115	65	—	8	378
Selling, general and administrative costs increased by $260 million for the three months ended September 30, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the acquisition of Vivint Smart Home	$172
Increase in personnel costs	33
Increase in provision for credit losses	24
Increase in marketing and media expenses	22
Increase in broker fee and commission expenses	18
Other	(9)
Increase in selling, general and administrative costs	$260
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $18 million were incurred during the three months ended September 30, 2023, which consisted of $16 million of integration costs primarily related to Direct Energy and $2 million of integration costs related to Vivint Smart Home .
Acquisition-related transaction and integration costs of $8 million were incurred during the three months ended September 30, 2022, which are comprised primarily of integration costs related to Direct Energy.
Gain on Sale of Assets
The gain on sale of assets of $22 million for the three months ended September 30, 2022 was due to the sale of the Company's 50% ownership interest in Petra Nova.
Interest Expense
Interest expense increased by $68 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the Vivint Smart Home acquisition including the impact of newly issued Senior Secured First Lien Notes, acquired debt of Vivint Smart Home and borrowings on the Revolving Credit Facility.
Income Tax Expense
For the three months ended September 30, 2023, income tax expense of $65 million was recorded on pre-tax income of $408 million. For the same period in 2022, income tax expense of $16 million was recorded on pre-tax income of $83 million. The effective tax rates were 15.9% and 19.3% for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to a decrease in state tax expense resulting from a decrease in year-to-date financial statement losses. For the same period in 2022, the effective tax rate was lower than the statutory rate of 21% primarily due to the benefit resulting from carbon capture tax credits and the reduction in statutory state tax rates.

Management’s discussion of the results of operations for the nine months ended September 30, 2023 and 2022
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2023 and 2022. Texas - Houston, East and West average on-peak power prices decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of lower natural gas prices.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2023	2022	Change %
Texas
ERCOT - Houston (a)	$89.00	$101.20	(12)%
ERCOT - North(a)	87.49	85.68	2%

East
NY J/NYC(b)	$39.43	$98.34	(60)%
NEPOOL(b)	41.87	96.30	(57)%
COMED (PJM)(b)	33.05	76.82	(57)%
PJM West Hub(b)	38.39	87.44	(56)%

West
MISO - Louisiana Hub(b)	$34.54	$75.26	(54)%
CAISO - SP15(b)	63.38	71.86	(12)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Change %
($/MMBtu)	$2.69	$6.77	(60)%
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as revenues less cost of fuel, purchased energy and other costs of sales, mark-to-market for economic hedging activities, contract and emissions credit amortization and depreciation and amortization.
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue	$7,842	$9,007	$2,993	$1,070	$(1)	$20,911
Energy revenue	71	254	147	—	—	472
Capacity revenue	—	154	(3)	—	(1)	150
Mark-to-market for economic hedging activities	—	27	80	—	(11)	96
Contract amortization	—	(24)	—	—	—	(24)
Other revenue(b)	322	70	27	—	(8)	411
Total revenue	8,235	9,488	3,244	1,070	(21)	22,016
Cost of fuel	(596)	(102)	(92)	—	—	(790)
Purchased energy and other cost of sales(c)(d)(e)	(5,017)	(8,091)	(2,679)	(102)	6	(15,883)
Mark-to-market for economic hedging activities	421	(1,750)	(711)	—	11	(2,029)
Contract and emissions credit amortization	(9)	(59)	(10)	—	—	(78)
Depreciation and amortization	(219)	(87)	(70)	$(410)	(27)	(813)
Gross margin	$2,815	$(601)	$(318)	$558	$(31)	$2,423
Less: Mark-to-market for economic hedging activities, net	421	(1,723)	(631)	—	—	(1,933)
Less: Contract and emissions credit amortization, net	(9)	(83)	(10)	—	—	(102)
Less: Depreciation and amortization	(219)	(87)	(70)	(410)	(27)	(813)
Economic gross margin	$2,622	$1,292	$393	$968	$(4)	$5,271
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $2.4 billion, $174 million and $806 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	32,447	9,667	1,676	—	—	43,790
Business electricity sales volume (GWh)	30,712	35,138	7,564	—	—	73,414
Home natural gas sales volume (MDth)	—	33,549	53,379	—	—	86,928
Business natural gas sales volume (MDth)	—	1,174,282	133,011	—	—	1,307,293
Average retail Home customer count (in thousands)(a)	2,872	1,834	777	—	—	5,483
Ending retail Home customer count (in thousands)(a)	2,871	1,889	765	—	—	5,525
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	1,991	—	1,991
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,051	—	2,051
Power generation
GWh sold	24,612	4,719	4,595	—	—	33,926
GWh generated(c)
Coal	11,230	1,239	—	—	—	12,469
Gas	6,374	685	4,592	—	—	11,651
Nuclear	7,008	—	—	—	—	7,008
Oil	—	4	—	—	—	4
Renewables	—	—	3	—	—	3
Total	24,612	1,928	4,595	—	—	31,135
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Nine months ended September 30, 2022
($ In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$7,510	$11,784	$3,086	$(1)	$22,379
Energy revenue	101	544	365	24	1,034
Capacity revenue	—	242	2	—	244
Mark-to-market for economic hedging activities	1	(204)	(63)	18	(248)
Contract amortization	—	(30)	2	—	(28)
Other revenue(a)	245	71	3	(12)	307
Total revenue	7,857	12,407	3,395	29	23,688
Cost of fuel	(1,018)	(315)	(270)	—	(1,603)
Purchased energy and other cost of sales(b)(c)(d)	(4,979)	(11,040)	(2,725)	(13)	(18,757)
Mark-to-market for economic hedging activities	662	2,241	270	(18)	3,155
Contract and emissions credit amortization	—	(73)	(14)	—	(87)
Depreciation and amortization	(233)	(164)	(65)	(23)	(485)
Gross margin	$2,289	$3,056	$591	$(25)	$5,911
Less: Mark-to-market for economic hedging activities, net	663	2,037	207	—	2,907
Less: Contract and emissions credit amortization, net	—	(103)	(12)	—	(115)
Less: Depreciation and amortization	(233)	(164)	(65)	(23)	(485)
Economic gross margin	$1,859	$1,286	$461	$(2)	$3,604
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $2.3 billion, $106 million and $848 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	34,879	10,298	1,629	—	46,806
Business electricity sales volume (GWh)	29,859	37,110	7,753	—	74,722
Home natural gas sales volume (MDth)	—	35,423	58,963	—	94,386
Business natural gas sales volume (MDth)	—	1,190,382	110,396	—	1,300,778
Average retail Home customer count (in thousands)(a)	2,992	1,785	802	—	5,579
Ending retail Home customer count (in thousands)(a)	2,890	1,788	797	—	5,475
Power generation
GWh sold	29,976	9,118	5,230	—	44,324
GWh generated(b)
Coal	14,765	5,361	—	—	20,126
Gas	7,628	475	5,236	—	13,339
Nuclear	7,583	—	—	—	7,583
Oil	—	2	—	—	2
Renewables	—	—	7	—	7
Total	29,976	5,838	5,243	—	41,057
(a) Home customer count includes recurring residential customers, services customers and municipal aggregations
(b) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2023
CDDs(a)	3,183	1,144	1,866
HDDs(a)	856	2,619	1,417
2022
CDDs	3,141	1,267	1,974
HDDs	1,202	2,944	1,347
10-year average
CDDs	2,761	1,220	1,776
HDDs	1,050	3,124	1,290
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
Gross margin decreased $3.5 billion and economic gross margin increased $1.7 billion, both of which include intercompany sales, during the nine months ended September 30, 2023, compared to the same period in 2022.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •increased net revenue rates of $6.00 per MWh, or $435 million, primarily driven by changes in customer term, product and mix; and •a $418 million decrease in cost to serve the retail load, primarily driven by lower supply costs which were a result of lower realized power pricing, the diversified supply strategy and improved plant performance coupled with the 2022 impact of the W.A. Parish Unit 8 extended outage that began in May 2022	$853
Lower gross margin due to a decrease in load of 675 GWhs, or $74 million, driven by attrition and changes in customer mix, and a decrease in load of 905 GWhs, or $36 million, from weather	(110)
Higher gross margin due to market optimization activities	34
Other	(14)
Increase in economic gross margin	$763
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(242)
Increase in contract and emissions credit amortization	(9)
Decrease in depreciation and amortization	14
Increase in gross margin	$526

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of asset retirements	$(97)
Higher electric gross margin due to higher net revenue rates as a result of changes in customer term, product and mix of $3.25 per MWh, or $144 million, as well as lower supply costs of $1.25 per MWh, or $61 million, driven primarily by decreases in power prices	205
Lower electric gross margin due to attrition, changes in customer mix, and weather	(24)
Lower natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower net revenue rates from changes in customer term, product and mix of $2.25 per Dth, or $2.69 billion, partially offset by lower supply costs of $2.20 per Dth, or $2.62 billion, driven primarily by decrease in gas costs	(74)
Lower natural gas gross margin from a decrease in volumes due to weather and changes in customer mix	(8)
Lower gross margin primarily due to a 56% decrease in PJM capacity prices and a 20% decrease in PJM capacity volumes, partially offset by a reduction in capacity performance penalties resulting from Winter Storm Elliot in December 2022, and a 94% increase in NYISO capacity pricing	(23)
Higher gross margin due to a decrease in supply costs at Midwest Generation, offset by lower gross margin as a result of a 68% decrease in generation volumes due to dark spread contractions	46
Lower gross margin from sales of NOx emissions credits	(17)
Lower gross margin from market optimization activities	(3)
Other	1
Increase in economic gross margin	$6
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(3,760)
Decrease in contract amortization	20
Decrease in depreciation and amortization	77
Decrease in gross margin	$(3,657)

West/Services/Other

(In millions)
Lower gross margin primarily due to lower Services sales	$(40)
Lower electric gross margin due to an increase in supply costs of $17.75 per MWh, or $165 million, partially offset by higher revenue rates of $13.50 per MWh, or $126 million, and changes in customer mix of $9 million	(30)
Higher natural gas gross margin due to a decrease in supply costs, of $119 million, and changes in customer mix of $7 million, partially offset by lower revenue rates, of $121 million	5
Lower gross margin at Cottonwood driven by current year planned outage and a reduction in capacity performance bonus payment resulting from PJM Winter Storm Elliott in December 2022	(16)
Higher gross margin from market optimization activities	14
Other	(1)
Decrease in economic gross margin	$(68)
Decrease in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	(838)
Decrease in contract amortization	2
Increase in depreciation and amortization	(5)
Decrease in gross margin	$(909)
Vivint Smart Home(a)

(In millions)
Increase due to the acquisition of Vivint Smart Home	$968
Increase in economic gross margin	$968
Increase in depreciation and amortization	(410)
Increase in gross margin	$558
(a) Includes results of operations following the acquisition date of March 10, 2023

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $4.8 billion during the nine months ended September 30, 2023, compared to the same period in 2022.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(23)	$46	$(8)	$15
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	51	34	(3)	82
Total mark-to-market gains in revenue	$—	$27	$80	$(11)	$96
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(416)	$(697)	$(429)	$8	$(1,534)
Reversal of acquired loss/(gain) positions related to economic hedges	7	3	(5)	—	5
Net unrealized gains/(losses) on open positions related to economic hedges	830	(1,056)	(277)	3	(500)
Total mark-to-market gains/(losses) in operating costs and expenses	$421	$(1,750)	$(711)	$11	$(2,029)

	Nine months ended September 30, 2022
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$2	$(9)	$38	$(6)	$25
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized (losses) on open positions related to economic hedges	(1)	(194)	(101)	24	(272)
Total mark-to-market gains/(losses) in revenue	$1	$(204)	$(63)	$18	$(248)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(336)	$(547)	$(140)	$6	$(1,017)
Reversal of acquired loss/(gain) positions related to economic hedges	15	(25)	(16)	—	(26)
Net unrealized gains on open positions related to economic hedges	983	2,813	426	(24)	4,198
Total mark-to-market gains in operating costs and expenses	$662	$2,241	$270	$(18)	$3,155
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the nine months ended September 30, 2023, the $96 million gain in revenues from economic hedge positions was driven by an increase in the value of open positions as a result of decreases in power prices. The $2.0 billion loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, as well as a decrease in the value of East and West/Other open positions as a result of decreases in natural gas and power prices. This was partially offset by an increase in the value of Texas open positions as a result of increases in ERCOT power prices.
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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2023 and 2022. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Nine months ended September 30,
(In millions)	2023	2022
Trading gains/(losses)
Realized	$4	$3
Unrealized	24	(7)
Total trading gains/(losses)	$28	$(4)

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Eliminations	Total
Nine months ended September 30, 2023	$513	$262	$179	$129	$(3)	$1,080
Nine months ended September 30, 2022	598	304	149	—	(2)	1,049
(a) Includes results of operations following the acquisition date of March 10, 2023
Operations and maintenance expense increased by $31 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the acquisition of Vivint Smart Home	$129
Increase in major maintenance expenditures primarily associated with the timing of planned outages at STP and the scope and duration of outages at Texas gas facilities, Midwest Generation and Cottonwood	56
Increase in retail operations costs driven by higher personnel costs	20
Decrease due to the current year partial property insurance claim for the extended outage at W.A. Parish, as well as restoration expenses incurred in 2022	(119)
Decrease due to changes in estimates of environmental remediation costs at deactivated sites in the East in 2022	(24)
Decrease in variable operation and maintenance expense due to a reduction in PJM generation volumes in 2023	(17)
Decrease driven primarily by East asset retirements partially offset by an increase in deactivation costs in the West	(15)
Other	1
Increase in operations and maintenance expense	$31
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Total
Nine months ended September 30, 2023	$190	$98	$11	$2	$301
Nine months ended September 30, 2022	153	113	12	—	278
(a) Includes results of operations following the acquisition date of March 10, 2023

Other cost of operations increased by $23 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase in property insurance premiums and property taxes	$22
Increase in retail gross receipt taxes due to higher revenues in Texas offset by lower revenues in the East	1
Decrease due to changes in timing of ARO estimates	(6)
Other	6
Increase in other cost of operations	$23
Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Total
Nine months ended September 30, 2023	$219	$87	$70	$410	$27	$813
Nine months ended September 30, 2022	233	164	65	—	23	485
(a) Includes results of operations following the acquisition date of March 10, 2023
Depreciation and amortization increased by $328 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to higher amortization of intangible assets due to the acquisition of Vivint Smart Home in March 2023, partially offset by lower depreciation at Midwest Generation as a result of asset impairments and retirements in 2022.
Impairment Losses
Impairment losses of $198 million recorded during the nine months ended September 30, 2022 include $155 million primarily related to the decline in PJM capacity prices and the near-term retirement date of Joliet and $43 million primarily related to the purchase and sale agreement for the sale of the land and related assets at the Astoria generating site and the planned withdrawal and cancellation of its proposed Astoria redevelopment project. For further discussion, see Note 8, Impairments.
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Nine months ended September 30, 2023	$580	$441	$171	$375	$19	$1,586
Nine months ended September 30, 2022	500	362	180	—	34	1,076
(a) Includes results of operations following the acquisition date of March 10, 2023
Total selling, general and administrative costs increased by $510 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to the following:

(In millions)
Increase due to the Vivint Smart Home acquisition	$375
Increase in personnel costs	66
Increase in higher provision for credit losses	42
Increase in broker fee and commissions expenses	36
Increase in marketing and media expenses	14
Decrease in consulting and legal expenses	(12)
Other	(11)
Increase in selling, general and administrative costs	$510

Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs were $111 million for the nine months ended September 30, 2023, which consisted of $38 million of acquisition costs and $46 million of integration costs related to Vivint Smart Home, as well as $27 million of integration costs primarily related to Direct Energy. Acquisition-related transaction and integration costs were $26 million for the nine months ended September 30, 2022, which were primarily integration costs related to Direct Energy.
Gain on Sale of Assets
The gain on sale of assets of $202 million and $51 million for the nine months ended September 30, 2023 and 2022, respectively, included the following:

	Nine months ended September 30,
(In millions)	2023	2022
Sale of Astoria Turbines in January 2023	$199	$—
Sale of the Company's 49% ownership in the Watson natural gas generating facility	—	46
Sale of the Company's 50% ownership in Petra Nova	—	22
Other asset sales	3	(17)
Gain on sale of assets	$202	$51
Other Income, Net
Other income, net increased by $10 million in the nine months ended September 30, 2023, compared to the same period in 2022, primarily driven by higher interest income.
Interest Expense
Interest expense increased by $159 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the Vivint Smart Home acquisition including the impact of newly issued Senior Secured First Lien Notes, acquired debt of Vivint Smart Home, borrowings on the Revolving Credit Facility and the Receivables Securitization Facilities, as well as the write-off of the deferred financing costs associated with the cancellation of the bridge facility for the Vivint Smart Home acquisition.
Income Tax (Benefit)/Expense
For the nine months ended September 30, 2023, an income tax benefit of $182 million was recorded on a pre-tax loss of $866 million. For the same period in 2022, income tax expense of $739 million was recorded on pre-tax income of $3.1 billion. The effective tax rates were 21.0% and 24.2% for the nine months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023, NRG's effective tax rate approximated the statutory rate of 21%, which includes the impact of state and foreign taxes. For the same period in 2022, NRG's overall effective tax rate was higher than the statutory rate of 21%, primarily due to state tax expense, partially offset by the tax benefit resulting from the release of the valuation allowance on state net operating losses and carbon capture tax credits.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2023 and December 31, 2022, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $4.1 billion and $2.8 billion, respectively, was comprised of the following:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$401	$430
Restricted cash - operating	3	5
Restricted cash - reserves	8	35
Total	412	470
Total availability under Revolving Credit Facility and collective collateral facilities(a)	3,723	2,324
Total liquidity, excluding funds deposited by counterparties	$4,135	$2,794
(a) Total capacity of Revolving Credit Facility and collective collateral facilities was $7.5 billion and $6.4 billion as of September 30, 2023 and December 31, 2022, respectively

For the nine months ended September 30, 2023, total liquidity, excluding funds deposited by counterparties, increased by $1.3 billion. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2023 were predominantly held in bank deposits.
Management believes that the Company's liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, to fund dividends, and to fund other liquidity commitments in the short and long-term. Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
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

Liquidity
The principal sources of liquidity for NRG's future operating and maintenance capital expenditures are expected to be derived from cash on hand, cash flows from operations, and financing arrangements. As described in Note 9, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Revolving Credit Facility, the Receivables Securitization Facilities and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the P-Caps letter of credit facility. As part of the acquisition of Vivint Smart Home on March 10, 2023, NRG acquired Vivint Smart Home's existing debt, which includes senior secured notes, senior notes and a senior secured term-loan.
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
Sale of Gregory
On October 2, 2023, the Company closed on the sale of its 100% ownership in the Gregory natural gas generating facility in Texas for $102 million.
Sale of the 44% equity interest in STP
On November 1, 2023, the Company closed on the previously announced sale of its 44% equity interest in STP to Constellation. Proceeds of $1.75 billion were reduced by preliminary working capital and other adjustments of $96 million, resulting in net proceeds of $1.654 billion. For further discussion, see Note 4, Acquisitions and Dispositions.
Debt Reduction
The Company plans to reduce debt by $900 million during 2023 as part of its plan to achieve target investment-grade credit metrics, and intends to fund the reduction from cash from operations. NRG plans an additional $500 million of debt reduction in the fourth quarter of 2023 following the sale of STP as the transaction is intended to be leverage neutral. As of September 30, 2023, the Company executed $600 million in debt reduction.
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
Issuance of 2033 Senior Notes
On March 9, 2023, the Company issued $740 million of aggregate principal amount of 7.000% senior notes due 2033. The 2033 Senior Notes are senior secured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on September 15, 2023 until the maturity date of March 15, 2033. For further discussion, see Note 9, Long-term Debt and Finance Leases.

Series A Preferred Stock
On March 9, 2023, the Company issued 650,000 shares of 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock. For further discussion, see Note 11, Changes in Capital Structure.
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
On March 13, 2023, the Company further amended its Revolving Credit Facility to increase the existing revolving commitments by an additional $45 million. As of September 30, 2023, there were outstanding borrowings of $300 million and there were $1.4 billion in letters of credit issued under the Revolving Credit Facility. As of October 31, 2023, there were outstanding borrowings of $100 million and $712 million in letters of credit issued under the Revolving Credit Facility.
Receivables Securitization Facilities
On June 22, 2023, NRG Receivables amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 21, 2024, (ii) increase the aggregate commitments from $1.0 billion to $1.4 billion (adjusted seasonally) and (iii) add a new originator. On October 6, 2023, the Receivables Facility was further amended to replace the benchmark interest rate of the Receivable Facility's subordinated note from LIBOR to SOFR. As of September 30, 2023, there were no outstanding borrowings and there were $1.2 billion in letters of credit issued.
In addition, in connection with the amendments to the Receivables Facility, on June 22, 2023, the Company and the originators thereunder renewed the existing uncommitted Repurchase Facility that provides short-term financing secured by a subordinated note issued by NRG Receivables LLC. Such renewal, among other things, extends the maturity date to June 21, 2024 and joins an additional originator to the Repurchase Facility. On October 6, 2023, the Repurchase Facility was further amended to reflect the concurrent amendment to the Receivables Facility's subordinated note. As of September 30, 2023, there were no outstanding borrowings.
Bilateral Letter of Credit Facilities
On May 19, 2023, May 30, 2023 and October 17, 2023 the Company increased the size of its bilateral letter of credit facilities by $25 million, $100 million and $50 million, respectively, to provide additional liquidity, allowing for the issuance of up to $850 million of letters of credit. These facilities are uncommitted. As of September 30, 2023, $620 million was issued under these facilities. As of October 31, 2023, $652 million was issued under these facilities.
Pre-Capitalized Trust Securities Facility
On August 29, 2023, the Company entered into a Facility Agreement with the Trust, in connection with the sale by the Trust of $500 million P-Caps. The P-Caps are to be redeemed by the Trust on July 31, 2028 or earlier upon an early redemption of the P-Caps Secured Notes. The P-Caps will replace the Company’s existing pre-capitalized trust securities redeemable 2023 issued by Alexander Funding Trust, which mature on November 15, 2023.
The Facility Agreements allows for the issuance of the P-Caps Secured Notes by the Company to the Trust. In addition, the Company entered into a LC Agreement for the issuance of letters of credit in an aggregate amount not to exceed $485 million. For further discussion, see Note 9, Long-term Debt and Finance Leases.
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
Pension Plan Contribution
During 2023, the Pension Benefit Guaranty Corporation issued a one-time waiver which provided relief for certain pension sponsors resulting in a reduction of the Company’s planned 2023 cash contribution. The Company elected to defer the remaining 2023 cash contribution to future years.

Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2023, the Company had total cash collateral outstanding of $2 million and $3.8 billion outstanding in letters of credit to third parties primarily to support its market activities. As of September 30, 2023, total funds deposited by counterparties were $263 million in cash and $515 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices differ from the hedged prices. As of September 30, 2023, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2023:

Equivalent Net Sales Secured by First Lien Structure(a)	2023
In MW	142
As a percentage of total net coal and nuclear capacity(b)	3%
(a) Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region
(b) Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired with Midwest Generation and NRG's assets that have project level financing

Capital Expenditures, Investments and Integration
The following table and descriptions summarize the Company's maintenance capital expenditures, environmental capital expenditures, and investments and integration spend for the nine months ended September 30, 2023, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration(a)	Total
Texas	$386	$1	$33	$420
East	3	—	1	4
West/Services/Other	17	—	5	22
Corporate	11	—	24	35
Vivint Smart Home(b)	12	—	—	12
Total cash capital expenditures for the nine months ended September 30, 2023	429	1	63	493
Integration operating expenses(c)	—	—	61	61
Investments	—	—	108	108
Total cash capital expenditures and investments for the nine months ended September 30, 2023	$429	$1	$232	$662

Estimated cash capital expenditures and investments for the remainder of 2023(d)	136	4	78	218
Estimated full year 2023 cash capital expenditures and investments	$565	$5	$310	$880
(a)Full year estimate reflects the cash expected to be available for allocation for investments and Vivint Smart Home integration in 2023
(b)Includes expenditures following the acquisition date of March 10, 2023
(c)Excludes equity compensation related to integration
(d)Estimated capital expenditures related to W.A. Parish do not reflect expected insurance recoveries
Investments and Integration for the nine months ended September 30, 2023 include growth expenditures, integration, small book acquisitions and other investments.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2023 through 2027 required to comply with environmental laws will be approximately $47 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
Share Repurchases
In June 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation after debt reduction to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025. During the three months ended September 30, 2023, the Company completed $50 million of share repurchases at an average price of $37.82 under the $2.7 billion authorization. Through October 31, 2023, an additional $150 million of share repurchases were executed at an average price of $40.17 per share. Following the closing of the STP sale on November 1, 2023, the Company intends to execute a $950 million accelerated share repurchase program.
Common Stock Dividends
During the first quarter of 2023, NRG increased the annual dividend to $1.51 from $1.40 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.3775 per share was paid on the Company's common stock during the three months ended September 30, 2023. On October 19, 2023, NRG declared a quarterly dividend on the Company's common stock of $0.3775 per share, payable on November 15, 2023 to stockholders of record as of November 1, 2023. Beginning in the first quarter of 2024, NRG will increase the annual dividend by 8% to $1.63 per share.
Series A Preferred Stock Dividends
In September 2023, the Company paid a semi-annual dividend of $52.96 per share on its outstanding Series A Preferred Stock, totaling $34 million.

Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 27, Guarantees, to the Company's 2022 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $467 million as of September 30, 2023. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2022 Form 10-K. See also Note 9, Long-term Debt and Finance Leases, and Note 16, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and nine months ended September 30, 2023.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

	Nine months ended September 30,
(In millions)	2023	2022	Change
Cash (used)/provided by operating activities	$(462)	$1,758	$(2,220)
Cash used by investing activities	(2,631)	(205)	(2,426)
Cash provided by financing activities	1,590	855	735

Cash (used)/provided by operating activities
Changes to cash (used)/provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$(3,509)
Increase in operating loss/income adjusted for other non-cash items	2,252
Decrease due to receipt of uplift securitization proceeds from ERCOT in 2022	(689)
Decrease in working capital primarily driven by Vivint Smart Home capitalized contract costs partially offset by deferred revenues	(258)
Decrease in working capital primarily due to lower gas and power market pricing coupled with lower gas volumes	(16)
$(2,220)
Cash used by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions primarily due to the acquisition of Vivint Smart Home in March 2023	$(2,442)
Increase in capital expenditures	(243)
Increase from insurance proceeds for property, plant and equipment, net in 2023	173
Increase in proceeds from sale of assets primarily due to the sale of the land and related assets from the Astoria site in January 2023	122
Decrease in proceeds from sales of emissions allowances, net of purchases	(21)
Decrease in proceeds from sales of investments in nuclear decommissioning trust fund securities, net of purchases	(15)
$(2,426)

Cash provided by financing activities
Changes to cash (used)/provided by financing activities were driven by:

(In millions)
Decrease in net receipts from settlement of acquired derivatives	$(1,264)
Increase in proceeds from issuance of long-term debt in 2023	731
Increase in proceeds from issuance of preferred stock in 2023	635
Increase due to lower payments for share repurchase activity in 2023	415
Increase in proceeds from Revolving Credit Facility in 2023	300
Increase in payments of dividends primarily due to preferred stock issued in 2023	(43)
Increase in payments of deferred issuance costs	(28)
Decrease due to repayments of long-term debt and finance leases	(11)
$735

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2023, the Company had domestic pre-tax book loss of $553 million and foreign pre-tax book loss of $313 million. As of December 31, 2022, the Company had cumulative U.S. Federal NOL carryforwards of $8.2 billion, which do not have an expiration date, and cumulative state NOL carryforwards of $5.3 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $382 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $270 million indefinite carryforward for interest deductions, as well as $393 million of tax credits to be utilized in future years. In connection with the Vivint Smart Home acquisition, additional federal and state NOLs of $2.1 billion and $1.8 billion, respectively, were added, as well as a federal carryforward for interest deductions of $739 million. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $70 million in 2023. The Company does not anticipate that the corporate minimum book tax will have a material impact on the current year consolidated financial statements.
As of September 30, 2023, the Company has $45 million of tax-effected uncertain federal, state, and foreign tax benefits, for which the Company has recorded a non-current tax liability of $48 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. With few exceptions, state and Canadian income tax examinations are no longer open for years prior to 2014.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of September 30, 2023 and December 31, 2022, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.5 billion and $2.0 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of September 30, 2023 and December 31, 2022 as discussed below.
NOL Carryforwards — As of September 30, 2023, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.7 billion and $315 million, respectively. Additional federal and state NOLs of $446 million and $70 million, respectively, were added with the acquisition of Vivint Smart Home. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $99 million.
Valuation Allowance — As of September 30, 2023 and December 31, 2022, the Company’s tax-effected valuation allowance was $228 million and $224 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of September 30, 2023, the Company's outstanding registered senior notes consisted of $375 million of the 2027 Senior Notes and $821 million of the 2028 Senior Notes as shown in Note 9, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.

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
The following tables present summarized financial information of NRG Energy, Inc. and the Guarantors in accordance with Rule 3-10 under the SEC's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position of NRG Energy, Inc. and the Guarantors in accordance with U.S. GAAP.
The following table presents the summarized statement of operations:

(In millions)	Nine months ended September 30, 2023
Revenue(a)	$18,590
Operating loss(b)	(288)
Total other expense	(301)
Loss before income taxes	(589)
Net Loss	(511)
(a)Intercompany transactions with Non-Guarantors of $7 million during the nine months ended September 30, 2023
(b)Intercompany transactions with Non-Guarantors including cost of operations of $22 million and selling, general and administrative of $153 million during the nine months ended September 30, 2023
The following table presents the summarized balance sheet information:

(In millions)	September 30, 2023
Current assets(a)	$6,780
Property, plant and equipment, net	1,207
Non-current assets	14,323
Current liabilities(b)	7,471
Non-current liabilities	11,385
(a)Includes intercompany receivables due from Non-Guarantors of $58 million as of September 30, 2023
(b)Includes intercompany payables due to Non-Guarantors of $39 million as of September 30, 2023

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at power plants or retail load obligations. In order to mitigate interest rate risk associated with the issuance of the Company's variable rate debt, NRG enters into interest rate swap agreements. In addition, in order to mitigate foreign exchange rate risk primarily associated with the purchase of U.S. dollar denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements.
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

The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of September 30, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2023. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2022	$3,553
Contracts realized or otherwise settled during the period	(1,452)
Vivint Smart Home contracts acquired during the period	(112)
Other changes in fair value	(429)
Fair Value of Contracts as of September 30, 2023	$1,560

	Fair Value of Contracts as of September 30, 2023
(In millions)	Maturity
Fair Value Hierarchy Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$26	$183	$3	$1	$213
Level 2	553	433	63	5	1,054
Level 3	3	70	72	148	293
Total	$582	$686	$138	$154	$1,560
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2023, NRG's net derivative asset was $1.6 billion, a decrease to total fair value of $2.0 billion as compared to December 31, 2022. This decrease was primarily driven by roll-off of trades that settled during the period, losses in fair value, and Vivint Smart Home contracts acquired during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $1.8 billion in the net value of derivatives as of September 30, 2023.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three and nine months ending September 30, 2023 and 2022:

(In millions)	2023	2022
VaR as of September 30,	$63	$58
Three months ended September 30,
Average	$64	$44
Maximum	75	69
Minimum	45	26
Nine months ended September 30,
Average	$66	$45
Maximum	82	86
Minimum	45	26
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $156 million, as of September 30, 2023, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2022 Form 10-K. As of September 30, 2023, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $494 million, resulting in a net exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 36% of the Company's exposure before collateral is expected to roll off by the end of 2024. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	68%
Financial institutions	32
Total as of September 30, 2023	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	56%
Non-investment grade/non-rated	44
Total as of September 30, 2023	100%
(a)Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to one wholesale counterparty in excess of 10% of total net exposure discussed above as of September 30, 2023. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2023, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.0 billion for the next five years.
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
As of September 30, 2023, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses.

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of September 30, 2023, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.2 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $296 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2023.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. In the first quarter of 2023, the Company entered into $1.0 billion of interest rate swaps through 2027 to hedge the floating rate on the Term Loan acquired with the Vivint Smart Home acquisition. Additionally, the Company has entered into interest rate swaps to hedge the floating rate on the Revolving Credit Facility extending through 2024, with $300 million outstanding as of September 30, 2023.
As of September 30, 2023, the fair value and related carrying value of the Company's debt was $10.6 billion and $11.7 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of September 30, 2023 by $848 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of September 30, 2023, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $566 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of September 30, 2023 would have resulted in a decrease of $23 million to net income within the Consolidated Statement of Operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2023, see Note 16, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
During the three months ended September 30, 2023, there were no material changes to the Risk Factors disclosed in Part II, Item 1A, Risk Factors, of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended September 30, 2023.

For the three months ended September 30, 2023	Total Number of Shares Purchased	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)(c)
Month #1
(July 1, 2023 to July 31, 2023)	1,322,141	$37.82	1,322,141	$2,650
Month #2
(August 1, 2023 to August 31, 2023)	—	$—	—	$2,650
Month #3
(September 1, 2023 to September 30, 2023)	—	$—	—	$2,650
Total at September 30, 2023	1,322,141	$37.82	1,322,141
(a)In June 2023, as part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion to be executed through 2025. The Company began executing under the $2.7 billion authorization in July 2023
(b)The average price paid per share excludes excise taxes and commissions per share paid in connection with the open market share repurchases
(c)Includes commissions of $0.01 per share paid in connection with the open market share repurchases

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the guarantors party thereto, Alexander Funding Trust II and Deutsche Bank Trust Company Americas, as the notes trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.2
Letter of Credit Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the financial institutions from time to time party thereto as letter of credit issuers, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent

Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.3
Amended and Restated Declaration of Trust of Alexander Funding Trust II, dated August 29, 2023, among NRG Energy, Inc. as depositor and in its own capacity, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank Trust Company Delaware, as Delaware trustee

Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.4	Indenture, dated August 29, 2023, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Notes	Incorporated herein by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.5	Supplemental Indenture, dated August 29, 2023, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Notes	Incorporated herein by reference to Exhibit 4.5 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.6	Form of 7.467% Senior Secured First Lien Notes due 2028	Incorporated herein by reference to Exhibit 4.6 to the Registrant's current report on Form 8-K filed on August 29, 2023.
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Emily Picarello.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ EMILY PICARELLO
Emily Picarello
Date: November 2, 2023	Corporate Controller (Principal Accounting Officer)