Form 10-Q
period 2024-03-31
NRG ENERGY, INC.
filed 2024-05-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	March 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of April 30, 2024, there were 208,475,647 shares of common stock outstanding, par value $0.01 per share.

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
•Business uncertainties related to NRG's ability to integrate the operations of Vivint Smart Home;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2023 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2023
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates - updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	As of March 31, 2024, consists of NRG’s $483 million unsecured 2.75% Convertible Senior Notes due 2048
Constellation	Constellation Energy Generation
Cottonwood	Cottonwood Generating Station, a natural gas-fueled plant located in Deweyville, Texas, which NRG is leasing through May 2025
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels and purchased energy and other cost of sales
EGU	Electric Generating Unit
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hour
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh

Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rate	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
Nuclear Decommissioning Trust Fund	Prior to the sale of STP on November 1, 2023, nuclear decommissioning trust fund assets, for NRG's portion of the decommissioning of the STP units 1 & 2
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $1.4 billion accounts receivables securitization facility due 2024, which was last amended on October 6, 2023

Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the Renewable Energy Certificates or other similar environmental attributes generated by such facility, couple with the associated power generated by that facility
REP	Retail electric provider
Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2024, which was last amended on October 6, 2023
Revolving Credit Facility	The Company's $4.3 billion revolving credit facility due 2028, which was last amended on April 22, 2024

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes
As of March 31, 2024, NRG's $4.0 billion outstanding unsecured senior notes consisting of $375 million of the 6.625% senior notes due 2027, $821 million of 5.75% senior notes due 2028, $733 million of the 5.25% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031 and $480 million of the 3.875% senior notes due 2032

Senior Secured First Lien Notes
As of March 31, 2024, NRG’s $3.2 billion outstanding Senior Secured First Lien Notes consists of $600 million of the 3.75% Senior Secured First Lien Notes due 2024, $500 million of the 2.0% Senior Secured First Lien Notes due 2025, $900 million of the 2.45% Senior Secured First Lien Notes due 2027, $500 million of the 4.45% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of March 31, 2024, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition and the Goal Zero business
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
STP	South Texas Project — a nuclear generating facility located near Bay City, Texas in which NRG owned a 44% interest. NRG closed on the sale of its interest in STP on November 1, 2023
TDSP	Transmission/distribution service provider
TWh	Terawatt Hour
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2024	2023
Revenue
Revenue	$7,429	$7,722
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	5,685	8,778
Depreciation and amortization	268	190
Selling, general and administrative costs	591	426
Acquisition-related transaction and integration costs	9	71
Total operating costs and expenses	6,553	9,465
(Loss)/gain on sale of assets	(4)	199
Operating Income/(Loss)	872	(1,544)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	3	5
Other income, net	30	16
Loss on debt extinguishment	(58)	—
Interest expense	(152)	(148)
Total other expense	(177)	(127)
Income/(Loss) Before Income Taxes	695	(1,671)
Income tax expense/(benefit)	184	(336)
Net Income/(Loss)	$511	$(1,335)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	4
Net Income/(Loss) Available for Common Stockholders	$494	$(1,339)
Income/(Loss) per Share
Weighted average number of common shares outstanding — basic	209	230
Income/(Loss) per Weighted Average Common Share — Basic	$2.36	$(5.82)
Weighted average number of common shares outstanding — diluted	214	230
Income/(Loss) per Weighted Average Common Share —Diluted	$2.31	$(5.82)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Net Income/(Loss)	$511	$(1,335)
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	(8)	1
Defined benefit plans	(1)	—
Other comprehensive (loss)/income	(9)	1
Comprehensive Income/(Loss)	$502	$(1,334)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$278	$541
Funds deposited by counterparties	241	84
Restricted cash	15	24
Accounts receivable, net	3,325	3,542
Inventory	581	607
Derivative instruments	3,807	3,862
Cash collateral paid in support of energy risk management activities	309	441
Prepayments and other current assets	712	626
Total current assets	9,268	9,727
Property, plant and equipment, net	1,768	1,763
Other Assets
Equity investments in affiliates	43	42
Operating lease right-of-use assets, net	179	179
Goodwill	5,076	5,079
Customer relationships, net	2,064	2,164
Other intangible assets, net	1,662	1,763
Derivative instruments	2,399	2,293
Deferred income taxes	2,100	2,251
Other non-current assets	842	777
Total other assets	14,365	14,548
Total Assets	$25,401	$26,038

	March 31, 2024	December 31, 2023
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$1,101	$620
Current portion of operating lease liabilities	94	90
Accounts payable	2,027	2,325
Derivative instruments	3,591	4,019
Cash collateral received in support of energy risk management activities	241	84
Deferred revenue current	710	720
Accrued expenses and other current liabilities	1,412	1,642
Total current liabilities	9,176	9,500
Other Liabilities
Long-term debt and finance leases	9,559	10,133
Non-current operating lease liabilities	124	128
Derivative instruments	1,439	1,488
Deferred income taxes	8	22
Deferred revenue non-current	859	914
Other non-current liabilities	939	947
Total other liabilities	12,928	13,632
Total Liabilities	22,104	23,132
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at March 31, 2024 and December 31, 2023, aggregate liquidation preference of $650 at March 31, 2024 and December 31, 2023	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 267,365,782 and 267,330,470 shares issued and 208,166,262 and 208,130,950 shares outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in-capital	3,503	3,416
Retained earnings	1,212	820
Treasury stock, at cost; 59,199,520 shares at March 31, 2024 and December 31, 2023	(1,971)	(1,892)
Accumulated other comprehensive loss	(100)	(91)
Total Stockholders' Equity	3,297	2,906
Total Liabilities and Stockholders' Equity	$25,401	$26,038
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$511	$(1,335)
Adjustments to reconcile net income/(loss) to cash provided/(used) by operating activities:
Equity in and distributions from earnings of unconsolidated affiliates	(2)	(5)
Depreciation and amortization	268	190
Accretion of asset retirement obligations	4	6
Provision for credit losses	75	35
Amortization of nuclear fuel	—	13
Amortization of financing costs and debt discounts	11	20
Loss on debt extinguishment	58	—
Amortization of in-the-money contracts and emissions allowances	78	119
Amortization of unearned equity compensation	30	30
Net loss/(gain) on sale of assets and disposal of assets	9	(187)
Changes in derivative instruments	(535)	1,599
Changes in current and deferred income taxes and liability for uncertain tax benefits	139	(338)
Changes in collateral deposits in support of risk management activities	289	(1,412)
Changes in nuclear decommissioning trust liability	—	(16)
Changes in other working capital	(668)	(317)
Cash provided/(used) by operating activities	$267	$(1,598)
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(22)	$(2,492)
Capital expenditures	(69)	(142)
Net purchases of emissions allowances	(7)	(18)
Investments in nuclear decommissioning trust fund securities	—	(87)
Proceeds from the sale of nuclear decommissioning trust fund securities	—	99
Proceeds from sales of assets, net of cash disposed	3	219
Proceeds from insurance recoveries for property, plant and equipment, net	3	71
Cash used by investing activities	$(92)	$(2,350)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	$—	$636
Payments of dividends to preferred and common stockholders	(118)	(87)
Equivalent shares purchased in lieu of tax withholdings	(23)	(8)
Net receipts from settlement of acquired derivatives that include financing elements	8	336
Net proceeds of Revolving Credit Facility and Receivable Securitization Facilities	—	725
Proceeds from issuance of long-term debt	—	731
Payments of debt issuance costs	—	(18)
Repayments of long-term debt and finance leases	(97)	(4)
Payments for debt extinguishment costs	(58)	—
Proceeds from credit facilities	525	1,050
Repayments to credit facilities	(525)	(825)
Cash (used)/provided by financing activities	$(288)	$2,536
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(115)	(1,409)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	649	2,178
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$534	$769
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				511			511
Other comprehensive loss						(9)	(9)
Share repurchases(a)			117		(117)		—
Retirement of treasury stock(b)			(38)		38		—
Equity-based awards activity, net(c)			8				8
Common stock dividends and dividend equivalents declared(d)				(86)			(86)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at March 31, 2024	$650	$3	$3,503	$1,212	$(1,971)	$(100)	$3,297

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(1,335)			(1,335)
Issuance of Series A Preferred Stock	650		(14)				636
Other comprehensive income						1	1
Equity-based awards activity, net(c)			38				38
Common stock dividends and dividend equivalents declared(d)				(88)			(88)
Balance at March 31, 2023	$650	$4	$8,481	$(15)	$(5,864)	$(176)	$3,080
(a)Represents the final settlements of the November 6, 2023 ASR agreements. See Note 9, Changes in Capital Structure for additional information
(b)Treasury stock retired had an average price per share of $32.67
(c)Includes $(23) million and $(8) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended March 31, 2024 and 2023, respectively
(d)Dividends per common share were $0.4075 and $0.3775 for the quarters ended March 31, 2024 and 2023, respectively
(e)Dividend per Series A Preferred Stock was $51.25

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, sits at the intersection of energy and home services. NRG is a leading energy and home services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the United States and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8.0 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of March 31, 2024.
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
•Vivint Smart Home; and
•Corporate activities.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2023 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2024, and the results of operations, comprehensive income/(loss), cash flows and stockholders' equity for the three months ended March 31, 2024 and 2023.
The Company identified an error in the previously issued condensed consolidated financial statements for the period ended March 31, 2023 related to the presentation of cash flows associated with certain borrowings and repayments related to certain credit facilities. The statement of cash flows for the period ended March 31, 2023 has been adjusted to present on a gross basis the certain borrowings from credit facilities of $1.1 billion and the related repayments of $825 million. The change had no impact to the total cash used by financing activities for the period ended March 31, 2023. The Company evaluated the materiality of this error both qualitatively and quantitatively and has concluded it is immaterial to the impacted period.
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
Reclassifications
Certain prior period amounts have been reclassified for comparative purposes. The reclassifications did not affect consolidated results of operations, net assets or consolidated cash flows.

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	March 31, 2024	December 31, 2023
Property, plant and equipment accumulated depreciation	$1,352	$1,295
Customer relationships and other intangible assets accumulated amortization	3,113	2,994
Credit Losses
Retail trade receivables are reported on the consolidated balance sheet net of the allowance for credit losses within accounts receivables, net. Long-term receivables are recorded net of allowance for credit losses in other non-current assets on the consolidated balance sheet. The Company accrues a provision for current expected credit losses based on (i) estimates of uncollectible revenues by analyzing accounts receivable aging and current and reasonable forecasts of expected economic factors including, but not limited to, unemployment rates and weather-related events, (ii) historical collections and delinquencies, and (iii) counterparty credit ratings for commercial and industrial customers.
The following table represents the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In millions)	2024	2023
Beginning balance	$145	$133
Acquired balance from Vivint Smart Home	—	22
Provision for credit losses	75	35
Write-offs	(92)	(78)
Recoveries collected	10	9
Other	2	—
Ending balance	$140	$121
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$278	$541
Funds deposited by counterparties	241	84
Restricted cash	15	24
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$534	$649
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
Recent Accounting Developments — Guidance Not Yet Adopted
ASU 2023-07 – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, or ASU 2023-07. The guidance in ASU 2023-07 enhances reportable segment disclosure requirements by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company plans to adopt the amendments for the annual period ending December 31, 2024 and subsequent interim periods thereafter. The amendments will be applied retrospectively for all prior periods presented in the financial statements.
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

Note 3 — Revenue Recognition
Performance Obligations
As of March 31, 2024, estimated future fixed fee performance obligations are $1.0 billion for the remaining nine months of fiscal year 2024, and $1.1 billion, $766 million, $484 million, $210 million and $4 million for the fiscal years 2025, 2026, 2027, 2028 and 2029, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$1,360	$702	$599	$468	$—	$3,129
Business	818	2,726	556	—	—	4,100
Total retail revenue(b)	2,178	3,428	1,155	468	—	7,229
Energy revenue(b)	7	81	67	—	(3)	152
Capacity revenue(b)	—	41	2	—	(1)	42
Mark-to-market for economic hedging activities(c)	—	(51)	(9)	—	—	(60)
Contract amortization	—	(10)	—	—	—	(10)
Other revenue(b)	48	26	4	—	(2)	76
Total revenue	2,233	3,515	1,219	468	(6)	7,429
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	10	6	—	—	16
Less: Realized and unrealized ASC 815 revenue	2	24	10	—	(3)	33
Total revenue from contracts with customers	$2,231	$3,481	$1,203	$468	$(3)	$7,380
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$10	$—	$—	$—	$10
Energy revenue	—	43	22	—	(3)	62
Capacity revenue	—	22	—	—	—	22
Other revenue	2	—	(3)	—	—	(1)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue:
Home(b)	$1,236	$651	$625	$148	$—	$2,660
Business	722	3,365	616	—	—	4,703
Total retail revenue(c)	1,958	4,016	1,241	148	—	7,363
Energy revenue(c)	4	74	48	—	2	128
Capacity revenue(c)	—	41	1	—	—	42
Mark-to-market for economic hedging activities(d)	—	35	67	—	(11)	91
Contract amortization	—	(11)	—	—	—	(11)
Other revenue(c)	72	21	17	—	(1)	109
Total revenue	2,034	4,176	1,374	148	(10)	7,722
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(1)	9	—	—	8
Less: Realized and unrealized ASC 815 revenue	(2)	113	97	—	(9)	199
Total revenue from contracts with customers	$2,036	$4,064	$1,268	$148	$(1)	$7,515
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Home includes Services
(c) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$27	$—	$—	$—	$27
Energy revenue	—	47	17	—	2	66
Capacity revenue	—	6	—	—	—	6
Other revenue	(2)	(2)	13	—	—	9
(d) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$807	$706

Accounts receivable, net - Contracts with customers	3,207	3,395
Accounts receivable, net - Accounted for under topics other than ASC 606	104	136
Accounts receivable, net - Affiliate	14	11
Total accounts receivable, net	$3,325	$3,542

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,293	$1,493
Deferred revenues(a)	1,569	1,634
(a)Deferred revenues from contracts with customers as of March 31, 2024 and December 31, 2023 were approximately $1.5 billion and $1.6 billion, respectively.
The revenue recognized from contracts with customers during the three months ended March 31, 2024 and 2023 relating to the deferred revenue balance at the beginning of each period was $276 million and $168 million, respectively. The increase in deferred revenue balances recognized during the three months ended March 31, 2024 when compared to the same period in 2023 was primarily due to the acquisition of Vivint Smart Home.

Note 4 — Acquisitions and Dispositions
Acquisitions
2023 Acquisition of Vivint Smart Home
On March 10, 2023, the Company completed the acquisition of Vivint Smart Home, Inc., pursuant to the Agreement and Plan of Merger, dated as of December 6, 2022, by and among the Company, Vivint Smart Home, Inc. and Jetson Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) pursuant to which Merger Sub merged with and into Vivint Smart Home, Inc., with Vivint Smart Home, Inc. surviving the merger as a wholly-owned subsidiary of the Company. Dedicated to redefining the home experience with intelligent products and services, Vivint Smart Home brought approximately two million subscribers to NRG. Vivint Smart Home's single, expandable platform incorporates artificial intelligence and machine learning into its operating system and its vertically integrated business model includes hardware, software, sales, installation, customer service and technical support and professional monitoring, enabling superior subscriber experiences and a complete end-to-end smart home experience. The acquisition accelerated the realization of NRG's consumer-focused growth strategy and creates a leading essential home services platform fueled by market-leading brands, unparalleled insights, proprietary technologies and complementary sales channels.
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
For additional information, refer to Note 4, Acquisitions and Dispositions, to the Company's 2023 Form 10-K.
Dispositions
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

The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$483	$798	$575	$739
Other long-term debt, including current portion	10,222	9,894	10,219	9,835
Total long-term debt, including current portion(a)	$10,705	$10,692	$10,794	$10,574
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Vivint Senior Secured Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	March 31, 2024
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$22	$—	$22	$—
Derivative assets:
Interest rate contracts	25	—	25	—
Foreign exchange contracts	8	—	8	—
Commodity contracts	6,173	1,186	4,708	279
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$6,234	$1,186	$4,763	$279
Derivative liabilities:
Interest rate contracts	$10	$—	$10	$—
Foreign exchange contracts	2	—	2	—
Commodity contracts	4,894	1,237	3,469	188
Consumer Financing Program	124	—	—	124
Total liabilities	$5,030	$1,237	$3,481	$312

	December 31, 2023
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$21	$—	$21	$—
Derivative assets:
Interest rate contracts	12	—	12	—
Foreign exchange contracts	5	—	5	—
Commodity contracts	6,138	1,334	4,470	334
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$6,182	$1,334	$4,508	$334
Derivative liabilities:
Interest rate contracts	$8	$—	$8	$—
Foreign exchange contracts	9	—	9	—
Commodity contracts	5,356	1,413	3,728	215
Consumer Financing Program	134	—	—	134
Total liabilities	$5,507	$1,413	$3,745	$349

The following table reconciles, for the three months ended March 31, 2024 and 2023, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended March 31, 2024	Three months ended March 31, 2023
Beginning balance	$119	$505
Total (losses) realized/unrealized included in earnings	(41)	(91)
Purchases	—	41
Transfers into Level 3(b)	15	24
Transfers out of Level 3(b)	(2)	(8)
Ending balance	$91	$471
(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$(37)	$(55)
(a)Consists of derivative assets and liabilities, net, excluding derivatives liabilities from Consumer Financing Program, which are presented in a separate table below
(b)Transfers into/out of Level 3 are related to the availability of consensus pricing and external broker quotes and are valued as of the end of the reporting period. All transfers in/out of Level 3 are from/to Level 2

Realized and unrealized gains and losses included in earnings that are related to the commodity derivatives are recorded in revenues and cost of operations.
The following table reconciles, for the three months ended March 31, 2024 and 2023, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended March 31, 2024	Three months ended March 31, 2023
Beginning balance	$(134)	$—
Contractual obligations added from the acquisition of Vivint Smart Home	—	(112)
New contractual obligations	(15)	(2)
Settlements	21	3
Total gains included in earnings	4	—
Ending balance	$(124)	$(111)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The Company's contracts consist of non-exchange traded contracts valued using prices provided by external sources and exchange-traded contracts with readily available quoted market prices. Beginning in the fourth quarter of 2023 and as of March 31, 2024, the fair value of non-exchange traded contracts were primarily based on consensus pricing provided by independent pricing services. The pricing data was compiled from market makers with longer dated tenors as compared to broker quotes, enhancing reliability and increasing transparency. Prior to the fourth quarter of 2023, the Company valued derivatives based on price quotes from brokers in active markets who regularly facilitate those transactions. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of March 31, 2024, contracts valued with prices provided by models and other valuation techniques made up 4% of derivative assets and 6% of derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial natural gas, power, capacity contracts and RECs executed in illiquid markets, FTRs and the CFP. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. Forward capacity prices are based on market information, forecasted future electricity demand and supply, past auctions and internally developed pricing models. REC prices are based on market information and internally developed pricing models. For FTRs, NRG uses the most recent auction prices to derive the fair value. The Consumer Financing Program derivatives are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates.
The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$36	$20	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$11	$3
Power Contracts	157	91	Discounted Cash Flow	Forward Market Price ($ per MWh)	1	189	41
Capacity Contracts	14	28	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	18	641	284
RECs	58	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	320	16
FTRs	14	35	Discounted Cash Flow	Auction Prices ($ per MWh)	(58)	252	0
Consumer Financing Program	—	124	Discounted Cash Flow	Collateral Default Rates	1.15%	95.35%	8.99%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.95%
			Discounted Cash Flow	Credit Loss Rates	5.50%	60.00%	12.84%
	$279	$312

	December 31, 2023
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$39	$65	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$15	$3
Power Contracts	197	66	Discounted Cash Flow	Forward Market Price ($ per MWh)	1	210	47
Capacity Contracts	21	33	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	658	285
RECs	58	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	320	15
FTRs	19	37	Discounted Cash Flow	Auction Prices ($ per MWh)	(58)	252	0
Consumer Financing Program	—	134	Discounted Cash Flow	Collateral Default Rates	0.43%	93.30%	8.12%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.95%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	12.57%
	$334	$349

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of March 31, 2024 and December 31, 2023:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/Power/Capacity/RECs	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power/Capacity/RECs	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Collateral Default Rates	n/a	Increase/(Decrease)	Higher/(Lower)
Collateral Prepayment Rates	n/a	Increase/(Decrease)	Lower/(Higher)
Credit Loss Rates	n/a	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of March 31, 2024 and December 31, 2023, the credit reserve resulted in a $18 million decrease primarily within cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2023 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, as well as retail customer credit risk through its retail load activities.
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2023 Form 10-K. As of March 31, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.8 billion and NRG held collateral (cash and letters of credit) against those positions of $440 million, resulting in a net exposure of $1.4 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 62% of the Company's exposure before collateral is expected to roll off by the end of 2025. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	78%
Financial institutions	22
Total as of March 31, 2024	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	51%
Non-investment grade/Non-Rated	49
Total as of March 31, 2024	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to two wholesale counterparties in excess of 10% of total net exposure as of March 31, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.

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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $896 million for the next five years.
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
As of March 31, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of March 31, 2024, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2036 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements. In the first quarter of 2024, the Company entered into interest rate swaps with a total nominal value of $700 million extending through 2029 to hedge the floating rate of the Term Loans (as defined below), which closed in April 2024. Additionally, as of March 31, 2024, the Company had $1.0 billion of interest rate swaps extending through 2027 to hedge the floating rate on the Vivint Term Loans.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of March 31, 2024, NRG had foreign exchange contracts extending through 2027. The Company marks these derivatives to market through the consolidated statement of operations.

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
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates. In summary, the fair value represents an estimate of the present value of the cash flows Vivint Smart Home will be obligated to pay to the Financing Providers for each component of the derivative.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2024 and December 31, 2023. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	March 31, 2024	December 31, 2023
Renewable Energy Certificates	Certificates	14	12
Coal	Short Ton	7	9
Natural Gas	MMBtu	819	838
Power	MWh	201	201
Interest	Dollars	1,700	1,000
Foreign Exchange	Dollars	499	548
Consumer Financing Program	Dollars	1,088	1,116

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$21	$12	$—	$—
Interest rate contracts - long-term	4	—	10	8
Foreign exchange contracts - current	5	3	1	4
Foreign exchange contracts - long-term	3	2	1	5
Commodity contracts - current	3,781	3,847	3,505	3,922
Commodity contracts - long-term	2,392	2,291	1,389	1,434
Consumer Financing Program - short-term	—	—	85	93
Consumer Financing Program - long-term	—	—	39	41
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$6,206	$6,155	$5,030	$5,507

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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of March 31, 2024
Interest rate contracts:
Derivative assets	$25	$(9)	$—	$16
Derivative liabilities	(10)	9	—	(1)
Total interest rate contracts	$15	$—	$—	$15
Foreign exchange contracts:
Derivative assets	$8	$(2)	$—	$6
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$6	$—	$—	$6
Commodity contracts:
Derivative assets	$6,173	$(4,609)	$(237)	$1,327
Derivative liabilities	(4,894)	4,609	35	(250)
Total commodity contracts	$1,279	$—	$(202)	$1,077
Consumer Financing Program:
Derivative liabilities	$(124)	$—	$—	$(124)
Total derivative instruments	$1,176	$—	$(202)	$974

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of December 31, 2023
Interest rate contracts:
Derivative assets	$12	$(8)	$—	$4
Derivative liabilities	(8)	8	—	—
Total interest rate contracts	$4	$—	$—	$4
Foreign exchange contracts:
Derivative assets	$5	$(5)	$—	$—
Derivative liabilities	(9)	5	—	(4)
Total foreign exchange contracts	$(4)	$—	$—	$(4)
Commodity contracts:
Derivative assets	$6,138	$(4,926)	$(74)	$1,138
Derivative liabilities	(5,356)	4,926	145	(285)
Total commodity contracts	$782	$—	$71	$853
Consumer Financing Program:
Derivative liabilities	$(134)	$—	$—	$(134)
Total derivative instruments	$648	$—	$71	$719
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

(In millions)	Three months ended March 31,
Unrealized mark-to-market results	2024	2023
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$244	$(846)
Reversal of acquired (gain) positions related to economic hedges	(12)	(25)
Net unrealized gains/(losses) on open positions related to economic hedges	240	(1,073)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	472	(1,944)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(4)	1
Net unrealized gains on open positions related to trading activity	—	11
Total unrealized mark-to-market (losses)/gains for trading activity	(4)	12
Total unrealized gains/(losses) - commodities and foreign exchange	$468	$(1,932)

	Three months ended March 31,
(In millions)	2024	2023
Total impact to statement of operations - interest rate contracts	$12	$(5)
Unrealized (losses)/gains included in revenues - commodities	$(64)	$103
Unrealized gains/(losses) included in cost of operations - commodities	523	(2,037)
Unrealized gains included in cost of operations - foreign exchange	9	2
Total impact to statement of operations - commodities and foreign exchange	$468	$(1,932)
Total impact to statement of operations - Consumer Financing Program	$4	$—
The reversals of acquired (gain) positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the three months ended March 31, 2024, the $240 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT and PJM power prices.
For the three months ended March 31, 2023, the $1.1 billion unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas and power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that are in a net liability position as of March 31, 2024 was $417 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was approximately $23 million as of March 31, 2024. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $8 million of additional collateral would be required for all contracts with credit rating contingent features as of March 31, 2024.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	March 31, 2024	December 31, 2023	Interest rate %
Recourse debt:
Senior Notes, due 2027	$375	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Convertible Senior Notes, due 2048(a)	483	575	2.750
Senior Secured First Lien Notes, due 2024	600	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	8,128	8,220
Non-recourse debt:
Vivint Senior Notes, due 2029	800	800	5.750
Vivint Senior Secured Notes, due 2027	600	600	6.750
Vivint Senior Secured Term Loan, due 2028	1,316	1,320	SOFR + 3.36
Subtotal all Vivint non-recourse debt	2,716	2,720
Subtotal long-term debt (including current maturities)	10,844	10,940
Finance leases	20	19	various
Subtotal long-term debt and finance leases (including current maturities)	10,864	10,959
Less current maturities	(1,101)	(620)
Less debt issuance costs	(65)	(60)
Discounts	(139)	(146)
Total long-term debt and finance leases	$9,559	$10,133
(a)As of the ex-dividend date of April 30, 2024, the Convertible Senior Notes were convertible at a price of $41.32, which is equivalent to a conversion rate of approximately 24.1998 shares of common stock per $1,000 principal amount
Recourse Debt
Senior Credit Facility
Term Loan B Incurrence
On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment to the Second Amended and Restated Credit Agreement (the “Eighth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (the “Credit Agreement”), in order to (i) establish a new term loan B facility with borrowings of $875 million in aggregate principal amount (the “Term Loan Facility” and the loans thereunder, the “Term Loans”) and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Term Loans were used to repay a portion of the Company’s Convertible Senior Notes and will be used to repay the Company’s 3.750% senior secured first lien notes due 2024.
At the Company’s election, the Term Loans will bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Term Loan Facility), plus 1.00%, or (2) Term SOFR

(as defined in the Term Loan Facility and which rate will not be less than 0%) for a one-, three- or six-month interest period or such other period as agreed to by the Agent and the lenders, as selected by the Company, plus 2.00%.
The Term Loan Facility is guaranteed by each of the Company’s subsidiaries that guarantee the Revolving Credit Facility and is secured on a first lien basis by substantially all of the Company’s and such subsidiaries’ assets, in each case, subject to certain customary exceptions and limitations set forth in the Credit Agreement.
The Term Loans have a final maturity date of April 16, 2031 and amortize at a rate of 1% per annum.
If an event of default occurs under the Term Loan Facility, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
The Term Loan Facility also provides for customary asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, and other matters that are customary for similar term loan B facilities.
Revolving Credit Facility
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement (the “Ninth Amendment”) to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028.
2048 Convertible Senior Notes
As of April 1, 2024, the Company's Convertible Senior Notes are convertible during the quarterly period ending June 30, 2024 due to the satisfaction of the Common Stock Sale Price Condition (as defined below). The Convertible Senior Notes are convertible into cash or a combination of cash and the Company’s common stock at a price of $41.53 per common share, which is the equivalent to a conversion rate of approximately 24.0763 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The net carrying amounts of the Convertible Senior Notes as of March 31, 2024 and December 31, 2023 were $480 million and $572 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Senior notes are convertible at the option of the holders under certain circumstances. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, including, among others, during any calendar quarter (and only during such calendar quarter) if the last reported sales price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the "Common Stock Sale Price Condition"). Thereafter during specified periods as follows:
•from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025; and
•from December 1, 2047 until the close of business on the second scheduled trading day immediately before the maturity date.
All conversions with a conversion date that occurs within the specific periods above will be settled after such period pursuant to the terms of the Convertible Senior Notes indenture.
Repurchases
During the three months ended March 31, 2024 and through April 30, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Term Loans, as detailed in the table below. For the three months ended March 31, 2024, a $58 million loss on debt extinguishment was recorded.

(In millions, except percentages)
Settlement Period	Principal Repurchased	Cash Paid(a)	Average Repurchase Percentage
March 2024	$92	$151	162.356%
April 2024	251	452	179.454%
Total Repurchases	$343	$603
(a)Includes accrued interest of $1 million and $2 million for the March and April repurchases, respectively

The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	Three months ended March 31,
(In millions, except percentages)	2024	2023
Contractual interest expense	$4	$4
Amortization of deferred finance costs	—	1
Total	$4	$5

Effective Interest Rate	0.78%	0.77%
Non-recourse Debt
Vivint Term Loan Repricing
On April 10, 2024, the Company’s wholly-owned indirect subsidiary, APX Group, Inc. (“Vivint”), entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Second Amendment”) with, among others, Bank of America, N.A. as administrative agent (the “Vivint Agent”), and certain financial institutions, as lenders, which amended Vivint’s Second Amended and Restated Credit Agreement, dated as of June 9, 2021 (the “Vivint Credit Agreement”), in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other changes to the Vivint Credit Agreement.
From and after the closing of the Second Amendment, at Vivint’s election, the Vivint Term Loans will bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Vivint Credit Agreement), plus 1.00%, or (2) Term SOFR (as defined in the Vivint Credit Agreement and which rate will not be less than 0.50%) for a one-, three- or six-month interest period or such other period as agreed to by the Vivint Agent and the lenders, as selected by Vivint, plus 2.75%.

Note 8 — Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments and movements in foreign currency exchange rates.
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables LLC, which has entered into financing transactions related to the Receivables Facility as further described in Note 13, Long-term Debt and Finance Leases, to the Company’s 2023 Form 10-K.
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Accounts receivable and Other current assets	$1,385	$1,541
Current liabilities	153	153
Net assets	$1,232	$1,388

Note 9 — Changes in Capital Structure
As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2023	650,000	267,330,470	(59,199,520)	208,130,950
Shares issued under LTIPs	—	1,198,542	—	1,198,542
Shares repurchased	—	—	(1,163,230)	(1,163,230)
Retirement of treasury stock	—	(1,163,230)	1,163,230	—
Balance as of March 31, 2024	650,000	267,365,782	(59,199,520)	208,166,262
Shares issued under LTIPs	—	163,823	—	163,823
Shares issued under ESPP	—	—	145,562	145,562
Balance as of April 30, 2024	650,000	267,529,605	(59,053,958)	208,475,647
Common Stock
Share Repurchases
On June 22, 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025.
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock. Under the ASR agreements, the Company received shares of NRG's common stock on specified settlement dates. The total number of shares purchased pursuant to the ASR agreements were generally based on the volume-weighted average prices of NRG's common stock during the term of each ASR agreement, less a discount. In 2023, the Company recorded the shares received in treasury stock at fair value based on the volume-weighted average closing prices of $833 million, with the remaining $117 million recorded in additional paid-in-capital, representing the value of the forward contracts to purchase additional shares. The ASR program concluded on March 28, 2024. The Company transferred the $117 million from additional paid-in-capital to treasury stock upon receipt of the final share settlements in 2024. The following table summarizes the shares received under the ASR program:

	Average price paid per share(a)	Total number of shares received
November 2023 initial settlements		4,494,224
December 2023 interim settlements		13,181,918
January 2024 final settlements		770,205
March 2024 final settlements		393,025
November 6, 2023 $950 million ASR program	$50.43	18,839,372
(a)Excludes the impact of excise tax incurred

The Company completed $1.2 billion of share repurchases under the $2.7 billion authorization in 2023, which included $950 million through the ASR programs and $200 million through open market repurchases. As of March 31, 2024, $1.5 billion is remaining under the $2.7 billion authorization.
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

NRG Common Stock Dividends
During the first quarter of 2024, NRG increased the annual dividend to $1.63 from $1.51 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.4075 per share was paid on the Company's common stock during the three months ended March 31, 2024. On April 17, 2024, NRG declared a quarterly dividend on the Company's common stock of $0.4075 per share, payable on May 15, 2024 to stockholders of record as of May 1, 2024.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
Retirement of Treasury Stock
In the first quarter of 2024, the Company retired 1,163,230 shares of treasury stock. These retired shares are now included in NRG's pool of authorized but unissued shares. The retired stock had an average price per share of $32.67 for a total carrying value of approximately $38 million. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.
Preferred Stock
Series A Preferred Stock Dividends
During the quarter ended March 31, 2024, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, totaling $33 million.
Note 10 — Income/(Loss) Per Share
Basic income/(loss) per common share is computed by dividing net income/(loss) less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period. For the three months ended March 31, 2023, there was no dilutive effect for the Convertible Senior Notes as the Company recorded a net loss.

NRG's basic and diluted income/(loss) per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2024	2023
Basic income/(loss) per share:
Net income/(loss)	$511	$(1,335)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	4
Net income/(loss) available for common stockholders	$494	$(1,339)
Weighted average number of common shares outstanding - basic	209	230
Income/(loss) per weighted average common share — basic	$2.36	$(5.82)

Diluted income/(loss) per share:
Net income/(loss)	$511	$(1,335)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	4
Net income/(loss) available for common stockholders	$494	$(1,339)
Weighted average number of common shares outstanding - basic	209	230
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	—
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	3	—
Weighted average number of common shares outstanding - dilutive	214	230
Income/(loss) per weighted average common share — diluted	$2.31	$(5.82)
As of March 31, 2024, the Company had an insignificant number of outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted income per share. As of March 31, 2023, the Company had 7 million outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted loss per share.
Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus. Vivint Smart Home operations are reported within the Vivint Smart Home segment.
NRG’s chief operating decision maker, its interim chief executive officer, evaluates the performance of the Company's segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and allocation of capital, as well as net income/(loss). The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company’s 2023 Form 10-K.

	Three months ended March 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue	$2,233	$3,515	$1,219	$468	$—	$(6)	$7,429
Depreciation and amortization	67	23	24	144	10	—	268
Loss on sale of assets	(4)	—	—	—	—	—	(4)
Equity in earnings of unconsolidated affiliates	—	—	3	—	—	—	3
Loss on debt extinguishment	—	—	—	—	(58)	—	(58)
Income/(loss) before income taxes	349	580	(75)	9	(168)	—	695
Net income/(loss)	$349	$581	$(60)	$7	$(366)	$—	$511

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Eliminations	Total
Revenue	$2,034	$4,176	$1,374	$148	$—	$(10)	$7,722
Depreciation and amortization	75	30	24	52	9	—	190
Gain on sale of assets	—	199	—	—	—	—	199
Equity in earnings of unconsolidated affiliates	—	—	5	—	—	—	5
Income/(loss) before income taxes	284	(1,402)	(351)	(39)	(163)	—	(1,671)
Net income/(loss)	$284	$(1,402)	$(304)	$(39)	$126	$—	$(1,335)
(a)Includes results of operations following the acquisition date of March 10, 2023

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions, except rates)	2024	2023
Income/(Loss) before income taxes	$695	$(1,671)
Income tax expense/(benefit)	184	(336)
Effective income tax rate	26.5%	20.1%
For the three months ended March 31, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the three months ended March 31, 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to current state tax expense and permanent differences which when applied to year-to-date financial statement losses have an inverted effect and reduced the overall effective tax rate.
As of March 31, 2024, NRG as an applicable corporation is subject to the CAMT, and has reflected the impact in its current and deferred taxes. There is no CAMT impact to NRG's effective income tax rate. The Company's CAMT liability is significantly impacted by unrealized gains and losses on derivative instruments. NRG will continue to evaluate the impact of the CAMT if further guidance is provided by the U.S. Treasury or the IRS.
Uncertain Tax Benefits
As of March 31, 2024, NRG had a non-current tax liability of $76 million for uncertain tax benefits from positions taken on various federal, state, and foreign income tax returns inclusive of accrued interest. For the three months ended March 31, 2024, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of March 31, 2024, NRG had cumulative interest and penalties related to these uncertain tax benefits of $4 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2020. With few exceptions, state and Canadian income tax examinations are no longer open for years prior to 2015.
Note 13 — Related Party Transactions
NRG provides services to some of its related parties, which are accounted for as equity method investments, under operations and maintenance agreements. Fees for the services under these agreements include recovery of NRG's costs of operating the plants. Certain agreements also include fees for administrative services, a base monthly fee, profit margin and/or annual incentive bonus.

The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended March 31,
(In millions)	2024	2023
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1
Ivanpah(a)	13	34
Midway-Sunset	1	1
Total	$15	$36
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of March 31, 2024, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. NRG records accruals for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate accrual for the applicable legal matters, including regulatory and environmental matters as further discussed in Note 15, Regulatory Matters, and Note 16, Environmental Matters. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded accruals and that such difference could be material.
In addition to the legal proceedings noted below, NRG and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect NRG's consolidated financial position, results of operations, or cash flows.
Environmental Lawsuits
Sierra club et al. v. Midwest Generation LLC — In 2012, several environmental groups filed a complaint against Midwest Generation with the Illinois Pollution Control Board ("IPCB") alleging violations of environmental law resulting in groundwater contamination. In June 2019, the IPCB found in an interim order that Midwest Generation violated the law because it had improperly handled coal ash at four facilities in Illinois and caused or allowed coal ash constituents to impact groundwater. On September 9, 2019, Midwest Generation filed a Motion to Reconsider numerous issues, which the court granted in part and denied in part on February 6, 2020. In 2023, the IPCB held hearings regarding the appropriate relief. Midwest Generation has been working with the Illinois EPA to address the groundwater issues since 2010.
Consumer Lawsuits
Similar to other energy service companies (“ESCOs”) operating in the industry, from time-to-time, the Company and/or its subsidiaries may be subject to consumer lawsuits in various jurisdictions where they sell natural gas and electricity.
Variable Price Case
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) is a defendant in a putative class action lawsuit pending in New York, alleging that XOOM Energy promised that consumers would pay the same or less than they would have paid if they stayed with their default utility or previous energy supplier. The Court denied XOOM's motion for summary judgment and granted class certification. The Second Circuit denied XOOM's request to appeal the class certification grants. XOOM plans to challenge Mirkin's expert testimony to further hamper Mirkin's ability to support its case. The parties held a court-ordered remediation on March 21, 2024 where the parties did not settle. The parties continue to prepare pre-trial materials for submission to the Court. A trial date is not yet set, nor expected before Fall 2024. The Company continues to deny the allegations and is vigorously defending this matter. This matter was known and accrued for at the time of the XOOM acquisition.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the Plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On October 19, 2022, Direct Energy filed a Motion to Transfer Venue asking the Court to transfer the case to the Southern District where the Burk case was filed. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving to the case to the Southern District of Texas; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed. The Sixth Circuit found that Dickson has standing and reversed the trial court's dismissal of the case. The matter is back at the trial court. The parties will conduct further fact discovery and expert discovery and will submit its motion for summary judgment by Summer 2024.
Sales Practice Lawsuit
A Vivint Smart Home competitor has made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020 went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home has filed its notice of appeal and is awaiting a briefing schedule. While Vivint Smart Home believes the CPI jury verdict is not legally or factually supported and intends to pursue post judgment remedies and file an appeal, there can be no assurance that such defense efforts will be successful.
Patent Infringement Lawsuit
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. In accordance with advice by legal counsel, the Company does not believe the verdict is legally supported and will pursue post-judgment and appellate remedies along with any other legal options available. This matter was known and accrued for at the time of the Vivint acquisition.
Contract Dispute
STP — In July 2023, the partners in STP, CPS and Austin Energy, initiated a lawsuit and filed to intervene in the license transfer application with the NRC, claiming a right of first refusal exists in relation to the proposed sale of NRG South Texas' 44% interest in STP to Constellation. The parties entered into a settlement agreement in May 2024, and the litigation was dismissed. There was no incremental impact to NRG as a result of the settlement.
Winter Storm Uri Lawsuits
The Company has been named in certain property damage and wrongful death claims that have been filed in connection with Winter Storm Uri in its capacity as a generator and a REP. Most of the lawsuits related to Winter Storm Uri are consolidated into a single multi-district litigation matter in Harris County District Court. NRG's REPs have since been dismissed from the multi-district litigation. As a power generator, the Company is named in various cases with claims ranging from: wrongful death; personal injury only; property damage and personal injury; property damage only; and subrogation. The First Court of Appeals conditionally granted the generators' mandamus relief, ordering the trial court to grant the generator defendants' Motion to Dismiss. The Company expected the Plaintiffs to challenge this ruling. The Company intends to vigorously defend these matters.

Note 15 — Regulatory Matters
Environmental regulatory matters are discussed within Note 16, Environmental Matters.
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
New York State Public Service Commission ("NYSPSC") - Notice of Apparent Violation — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited ESCO's offers for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. The order effectively limited ESCO offers to natural gas customers to only the guaranteed savings and capped fixed term compliant products because no equivalent renewable energy product exists for natural gas. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG's retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. Among other items, the notices allege that the NRG suppliers did not transition existing residential customers to one of the three compliant products authorized by the NYSPSC following the effective date of the order. NRG responded to the notices in February 2024. The outcome of this process has the potential to negatively impact the retail business in New York.

Note 16 — Environmental Matters
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. The electric generation industry has been facing increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including four new rules released on April 25, 2024. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule required states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will repeal the ACE rule and significantly revise the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2. The EPA has stated that it will address GHG emissions from existing combustion turbines in a future rule. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
Cross-State Air Pollution Rule ("CSAPR") — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including

Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA published this rule in the Federal Register. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and five other states. The final rule decreases, over time, the ozone-season NOx allowances allocated to generators in the states not affected by the judicial stays beginning in 2023 by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders.
Regional Haze Proposal — In May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. If finalized as proposed, it would result in more stringent SO2 limits for two of the Company's coal-fired units in Texas. The Company cannot predict the outcome of this proposal.
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard is 2027. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
Water
Effluent Limitations Guidelines — In 2015, the EPA revised the Effluent Limitations Guidelines ("ELG") for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will again revise the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
Byproducts
In 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Close Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will establish requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residual ("CCR") management units (regardless of how or when the CCR was placed) at regulated facilities. The rule will also create an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.

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
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2024 and 2023. Also refer to NRG's 2023 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, sits at the intersection of energy and home services. NRG is a leading energy and home services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the U.S. and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8.0 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of March 31, 2024.
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
To effectuate the Company’s strategy, NRG is focused on: (i) serving the energy needs of end-use residential, commercial and industrial, and wholesale counterparties in competitive markets and optimizing on additional revenue opportunities through its multiple brands and channels; (ii) offering a variety of energy products and services, including renewable energy solutions and smart home products and services that are differentiated by innovative features, premium service, integrated platforms, sustainability, and loyalty/affinity programs; (iii) excellence in operating performance of its assets; (iv) achieving the optimal mix of supply to serve its customer load requirements through a diversified supply strategy ; and (v) engaging in disciplined and transparent capital allocation.
Energy Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2023 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 15, Regulatory Matters.
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
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments, see Note 15, Regulatory Matters.
Texas
Public Utility Commission of Texas’ Actions with Respect to Wholesale Pricing and Market Design — The PUCT continues to analyze and implement multiple options for promoting increased reliability in the wholesale electric market, including the adoption of a reliability standard for resource adequacy and market-based mechanisms to achieve this standard. During the 88th Regular Session, the Texas Legislature authorized implementation of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). The Texas Legislature also directed the PUCT to implement additional market design changes such as the creation of a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. The PUCT directed ERCOT to implement DRRS as a standalone product which will delay implementation until 2026 or 2027.
Through Senate Bill 2627, the Texas Legislature created the Texas Energy Fund, which received voter approval in November 2023, and will provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT adopted a rule in March 2024, which establishes the application and participation requirements and the process by which the Texas Energy Fund loan proceeds for dispatchable generation in ERCOT will be distributed. The initial window for submitting loan applications will be open from June 1, 2024 to July 27, 2024. The PUCT adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements.
Real-time Co-optimization of Energy and Ancillary Services ("RTC") – ERCOT is progressing with a multi-year project to upgrade their systems to co-optimize the dispatch of energy and ancillary services in real-time. The RTC project will also replace the Operating Reserve Demand Curve with demand curves for each ancillary service product which will act as the primary scarcity pricing mechanism when energy or ancillary services are in shortage. ERCOT anticipates commencing market trials for testing the RTC project in Spring 2026 with production go-live in late 2026.
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
Voluntary Mitigation Plan ("VMP") Changes — On March 13, 2023, the PUCT Staff determined that a portion of NRG's VMP should be terminated due to the increase in procurement of ancillary services by ERCOT, specifically non-spin reserve services, following Winter Storm Uri. As such, PUCT Staff terminated part of the VMP for NRG which provides protection from wholesale market power abuse accusations related to offers for ancillary services. NRG agreed with these changes to the VMP. At the March 23, 2023 open meeting, the PUCT approved the amended VMP. In February 2024, NRG filed a notice of intent with the PUCT and terminated its existing VMP as of March 1, 2024.
Lubbock, Texas Transition to Competition — The customers of Lubbock Power and Light ("LP&L"), a municipally owned utility, entered the Texas retail competitive market in March 2024. Starting in January 2024, LP&L customers were able to shop for a REP. Customers who did not select a REP by February 15, 2024 were assigned to one of three default REPs, one of which is Reliant. LP&L customers started transitioning to their chosen REP or a default REP on March 4, 2024.
PJM
Revisions to PJM Local Deliverability Area Reliability Requirement — The Base Residual Auction for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of Locational Deliverability Area ("LDA") Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the Local Deliverability Area Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. On March 12, 2024, the court vacated the portion of the FERC orders that allow PJM to apply the Local Deliverability Area Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition seeking confirmation as to the capacity commitments rules for the 2024/2025 auction. On May 6, 2024, FERC directed PJM to recalculate the 2024/2025 auction results under the Initial LDA Reliability Requirement rules, and further directed PJM to rerun the Third Incremental Auction. As a result, the capacity for the 2024/2025 delivery year in the Delmarva Power and Light South zone will increase and rerunning the Third Incremental Auction is expected to impact that auction's prices.
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
Indian River RMR Proceeding — On June 29, 2021, Indian River notified PJM that it intended to retire Unit 4, effective May 31, 2022, due to expected uneconomic operations. On July 30, 2021, PJM responded to the deactivation notice and stated that PJM had identified reliability violations resulting from the proposed deactivation of Unit 4. NRG filed a cost based RMR rate schedule at FERC on April 1, 2022. FERC accepted the rate schedule with a June 1, 2022 effective date, subject to refund and established hearing and settlement procedures. The Company reached settlement with a number of the intervening parties and the settlement agreement was filed at FERC on April 2, 2024 and is pending FERC review.
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
A number of regulations that affect the Company have been and continue to be revised by the EPA, including requirements regarding coal ash, GHG emissions, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are finally resolved. The Company’s environmental matters are described in the

Company’s 2023 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 16, Environmental Matters, to the condensed consolidated financial statements of this Form 10-Q and as follows.
Air
The CAA and related regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS may become more stringent. In March 2024, the EPA increased the stringency of the PM2.5 NAAQS. The Company maintains a comprehensive compliance strategy to address continuing and new requirements. Complying with increasingly stringent air regulations could require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economic. Significant changes to air regulatory programs affecting the Company are described below.
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will repeal the ACE rule and significantly revise the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2. The EPA has stated that it will address GHG emissions from existing combustion turbines in a future rule. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA published this rule in the Federal Register. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and five other states. The final rule decreases, over time, the ozone-season NOx allowances allocated to generators in the states not affected by the judicial stays by assuming that participants in this cap-and-trade program will optimize existing NOx controls and install additional NOx controls. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders.
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
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard is 2027. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
Byproducts
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will establish requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residual ("CCR") management units (regardless of how or when the CCR was placed) at regulated facilities. The rule will also create an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
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
Effluent Limitations Guidelines — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On April 25, 2024, the EPA released a prepublication version of a final rule that after publication in the Federal Register will again revise the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The Company expects that the rule will be subject to legal challenges in the courts and may be uncertain for several years.
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

Significant Events
The following significant events have occurred during 2024 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Capital Allocation
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock. The Company received shares of NRG's common stock on specified settlement dates. The ASR program concluded on March 28, 2024, with total of 18,839,372 shares received at an average price of $50.43 per share.

On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment with, among others, Citicorp North America, Inc., as administrative agent and as the Agent, and certain financial institutions, as lenders, which amended the Credit Agreement, in order to (i) establish a new Term Loan Facility with borrowings of $875 million in aggregate principal amount and the Term Loans and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Term Loans will be used to repay existing indebtedness of the Company, including the Company’s 3.750% senior secured first lien notes due 2024 and a portion of the purchase price for the previously announced repurchases from certain holders of the Company’s Convertible Senior Notes. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Through April 2024, the Company repurchased $343 million in aggregate principal amount of its Convertible Senior Notes, for $603 million, which included the payment of $3 million of accrued interest, using cash on hand and a portion of the proceeds from the Term Loans. For further discussion, see Note 7, Long-term Debt and Finance Leases.
In the first quarter of 2024, NRG increased the annual common stock dividend to $1.63 from $1.51 per share, representing an 8% increase from 2023. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
Operations
A component of the Company's strategy is to procure mid to long-term generation through power purchase agreements. As of March 31, 2024, NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which approximately 1.6 GW are operational. The average tenure of these agreements is eleven years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW procured through Renewable PPAs may be impacted by contract terminations when they occur.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2023 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment, except for the update below:
Load Growth — The electric industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (inclusive of generative artificial intelligence ("gen AI")). The EIA's 2023 Annual Energy Outlook, combined with external forecasts of gen AI, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 82 GW in 2024 to 87 GW in 2028. In addition to the incremental 5 GW of peak demand load, there is an expectation for significant incremental demand increases from large loads interconnecting to the grid. This load growth will require significant planning and construction of new generation and transmission.
Texas Development Priorities
NRG continues to evaluate the expansion of flexible dispatchable power plants within the ERCOT market in connection with the creation of the Texas Energy Fund, a loan program created by the Texas Legislature to finance new build of generation assets within their footprint. The Company is eligible to submit the following projects to the Texas Energy Fund to receive financing:

Facility	Fuel Type	Net Generation Capacity (MW)
Cedar Bayou 5	Natural Gas	689
Greens Bayou 6	Natural Gas	443
T.H. Wharton	Natural Gas	415
	Total	1,547
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions)	2024	2023	Change
Revenue
Retail revenue	$7,229	$7,363	$(134)
Energy revenue(a)	152	128	24
Capacity revenue(a)	42	42	—
Mark-to-market for economic hedging activities	(60)	91	(151)
Contract amortization	(10)	(11)	1
Other revenues(a)(b)	76	109	(33)
Total revenue	7,429	7,722	(293)
Operating Costs and Expenses
Cost of fuel	183	163	(20)
Purchased energy and other cost of sales(c)	5,514	6,002	488
Mark-to-market for economic hedging activities	(532)	2,035	2,567
Contract and emissions credit amortization(c)	63	108	45
Operations and maintenance	370	385	15
Other cost of operations	87	85	(2)
Cost of operations (excluding depreciation and amortization shown below)	5,685	8,778	3,093
Depreciation and amortization	268	190	(78)
Selling, general and administrative costs	591	426	(165)
Acquisition-related transaction and integration costs	9	71	62
Total operating costs and expenses	6,553	9,465	2,912
(Loss)/gain on sale of assets	(4)	199	(203)
Operating Income/(Loss)	872	(1,544)	2,416
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	3	5	(2)
Other income, net	30	16	14
Loss on debt extinguishment	(58)	—	(58)
Interest expense	(152)	(148)	(4)
Total other expense	(177)	(127)	(50)
Income/(Loss) Before Income Taxes	695	(1,671)	2,366
Income tax expense/(benefit)	184	(336)	(520)
Net Income/(Loss)	$511	$(1,335)	$1,846
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended March 31, 2024 and 2023
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2024 and 2023:

	Average on Peak Power Price ($/MWh)
	Three months ended March 31,
Region	2024	2023	Change %
Texas
ERCOT - Houston(a)	$26.10	$26.98	(3)%
ERCOT - North(a)	25.29	26.72	(5)%

East
NY J/NYC(b)	$48.33	$45.40	6%
NEPOOL(b)	47.50	52.63	(10)%
COMED (PJM)(b)	30.17	29.78	1%
PJM West Hub(b)	35.76	36.49	(2)%

West
MISO - Louisiana Hub(b)	$28.05	$29.78	(6)%
CAISO - SP15(b)	33.41	92.54	(64)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Change %
($/MMBtu)	$2.24	$3.42	(35)%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,178	$3,428	$1,155	$468	$—	$7,229
Energy revenue	7	81	67	—	(3)	152
Capacity revenue	—	41	2	—	(1)	42
Mark-to-market for economic hedging activities	—	(51)	(9)	—	—	(60)
Contract amortization	—	(10)	—	—	—	(10)
Other revenue(a)	48	26	4	—	(2)	76
Total revenue	2,233	3,515	1,219	468	(6)	7,429
Cost of fuel	(121)	(29)	(33)	—	—	(183)
Purchased energy and other cost of sales(b)(c)(d)	(1,487)	(2,952)	(1,028)	(53)	6	(5,514)
Mark-to-market for economic hedging activities	225	402	(95)	—	—	532
Contract and emissions credit amortization	—	(62)	(1)	—	—	(63)
Depreciation and amortization	(67)	(23)	(24)	(144)	(10)	(268)
Gross margin	$783	$851	$38	$271	$(10)	$1,933
Less: Mark-to-market for economic hedging activities, net	225	351	(104)	—	—	472
Less: Contract and emissions credit amortization, net	—	(72)	(1)	—	—	(73)
Less: Depreciation and amortization	(67)	(23)	(24)	(144)	(10)	(268)
Economic gross margin	$625	$595	$167	$415	$—	$1,802
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $753 million, $65 million and $408 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	7,886	3,831	642	—	—	12,359
Business electricity sales volume (GWh)	9,560	11,514	3,038	—	—	24,112
Home natural gas sales volume (MDth)	—	24,430	35,120	—	—	59,550
Business natural gas sales volume (MDth)	—	469,664	54,131	—	—	523,795
Average retail Home customer count (in thousands)(a)	2,927	2,159	761	—	—	5,847
Ending retail Home customer count (in thousands)(a)	2,951	2,183	760	—	—	5,894
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,042	—	2,042
Ending Vivint Smart Home subscriber count (in thousands) (b)	—	—	—	2,045	—	2,045
Power generation
GWh sold	3,531	1,085	1,584	—	—	6,200
GWh generated(c)
Coal	2,564	391	—	—	—	2,955
Gas	967	—	1,583	—	—	2,550
Oil	—	3	—	—	—	3
Renewables	—	—	1	—	—	1
Total	3,531	394	1,584	—	—	5,509
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Three months ended March 31, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue	$1,958	$4,016	$1,241	$148	$—	$7,363
Energy revenue	4	74	48	—	2	128
Capacity revenue	—	41	1	—	—	42
Mark-to-market for economic hedging activities	—	35	67	—	(11)	91
Contract amortization	—	(11)	—	—	—	(11)
Other revenue(b)	72	21	17	—	(1)	109
Total revenue	2,034	4,176	1,374	148	(10)	7,722
Cost of fuel	(112)	(23)	(28)	—	—	(163)
Purchased energy and other cost of sales(c)(d)(e)	(1,255)	(3,577)	(1,157)	(11)	(2)	(6,002)
Mark-to-market for economic hedging activities	129	(1,790)	(385)	—	11	(2,035)
Contract and emissions credit amortization	(1)	(104)	(3)	—	—	(108)
Depreciation and amortization	(75)	(30)	(24)	$(52)	(9)	(190)
Gross margin	$720	$(1,348)	$(223)	$85	$(10)	$(776)
Less: Mark-to-market for economic hedging activities, net	129	(1,755)	(318)	—	—	(1,944)
Less: Contract and emissions credit amortization, net	(1)	(115)	(3)	—	—	(119)
Less: Depreciation and amortization	(75)	(30)	(24)	(52)	(9)	(190)
Economic gross margin	$667	$552	$122	$137	$(1)	$1,477
(a) Includes result of operations following the acquisition date of March 10, 2023
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $647 million, $49 million and $357 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	7,614	3,079	636	—	—	11,329
Business electricity sales volume (GWh)	8,568	10,451	2,393	—	—	21,412
Home natural gas sales volume (MDth)	—	22,395	36,733	—	—	59,128
Business natural gas sales volume (MDth)	—	471,121	50,879	—	—	522,000
Average retail Home customer count (in thousands)(a)	2,871	1,770	778	—	—	5,419
Ending retail Home customer count (in thousands)(a)	2,869	1,801	784	—	—	5,454
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	1,938	—	1,938
Power generation
GWh sold	5,186	1,258	1,303	—	—	7,747
GWh generated(c)
Coal	2,081	218	—	—	—	2,299
Gas	785	39	1,302	—	—	2,126
Nuclear	2,320	—	—	—	—	2,320
Renewables	—	—	1	—	—	1
Total	5,186	257	1,303	—	—	6,746
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Weather Metrics	Texas	East	West/Services/Other(b)
2024
CDDs(a)	116	32	49
HDDs(a)	885	2,213	1,099
2023
CDDs	166	54	73
HDDs	799	2,092	1,159
10-year average
CDDs	112	42	51
HDDs	978	2,502	1,106
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
Gross margin increased $2.7 billion and economic gross margin increased $325 million during the three months ended March 31, 2024, compared to the same period in 2023.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower gross margin due to the net effect of: •a 14%, or $86 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company's diversified supply strategy •an increase in net revenue of $18 million, primarily driven by changes in customer term, product and mix	$(68)
Higher gross margin due to an increase in load of 1.1 TWhs, or $18 million, driven by changes in customer mix and an increase in load of 143 GWhs, or $5 million, from weather	23
Other	3
Decrease in economic gross margin	$(42)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	96
Decrease in contract and emissions credit amortization	1
Decrease in depreciation and amortization	8
Increase in gross margin	$63

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of the Joliet and Astoria asset retirements	$(12)
Higher electric gross margin due to lower supply costs of $6.00 per MWh, or $92 million, driven primarily by decreases in power prices, partially offset by lower net revenue rates as a result of changes in customer term, product and mix of $1.50 per MWh, or $22 million	70
Higher electric gross margin of $19 million and natural gas gross margin of $6 million due to an increase in customer count and change in customer mix	25
Higher gross margin due to an increase in average realized price and a decrease in supply costs at Midwest Generation	19
Lower natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower net revenue rates from changes in customer term, product, and mix of $1.50 per Dth, or $736 million, partially offset by lower supply costs of $1.40 per Dth, or $695 million	(41)
Lower electric and natural gas gross margin due to weather	(10)
Lower demand response gross margin due to lower pricing and volumes	(9)
Other	1
Increase in economic gross margin	$43
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	2,106
Decrease in contract amortization	43
Decrease in depreciation and amortization	7
Increase in gross margin	$2,199

West/Services/Other

(In millions)
Higher electric gross margin due to a decrease in supply costs of $19.00 per MWh, or $70 million, and changes in customer mix of $3 million, partially offset by lower revenue rates of $8.75 per MWh, or $33 million	$40
Higher gross margin at Cottonwood driven by spark spread expansion	12
Higher natural gas gross margin due to lower supply costs of $1.95 per Dth, or $173 million, partially offset by lower revenue rates of $1.85 per Dth, or $164 million	9
Lower gross margin from market optimization activities	(16)
Increase in economic gross margin	$45
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	214
Decrease in contract amortization	2
Increase in gross margin	$261

Vivint Smart Home

(In millions)
Increase due to the acquisition of Vivint Smart Home	$278
Increase in economic gross margin	$278
Increase in depreciation and amortization	(92)
Increase in gross margin	$186

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $2.4 billion during the three months ended March 31, 2024, compared to the same period in 2023.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended March 31, 2024
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(33)	$(11)	$1	$(43)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(18)	2	(1)	(17)
Total mark-to-market (losses) in revenue	$—	$(51)	$(9)	$—	$(60)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(86)	$331	$43	$(1)	$287
Reversal of acquired loss/(gain) positions related to economic hedges	4	(16)	—	—	(12)
Net unrealized gains/(losses) on open positions related to economic hedges	307	87	(138)	1	257
Total mark-to-market gains/(losses) in operating costs and expenses	$225	$402	$(95)	$—	$532

	Three months ended March 31, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(13)	$9	$(3)	$(7)
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	49	58	(8)	99
Total mark-to-market gains in revenue	$—	$35	$67	$(11)	$91
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(79)	$(482)	$(281)	$3	$(839)
Reversal of acquired loss/(gain) positions related to economic hedges	7	(28)	(3)	—	(24)
Net unrealized gains/(losses) on open positions related to economic hedges	201	(1,280)	(101)	8	(1,172)
Total mark-to-market gains/(losses) in operating costs and expenses	$129	$(1,790)	$(385)	$11	$(2,035)
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended March 31, 2024, the $60 million loss in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in the value of East open positions as a result of increases in PJM power prices. The $532 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period and an increase in the value of open positions in Texas and East as a result of increases in ERCOT and PJM power prices, partially offset by a decrease in the value of open positions in West/Services/Other as a result of decreases in CAISO and Canada power prices.
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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2024 and 2023. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended March 31,
(In millions)	2024	2023
Trading gains/(losses)
Realized	$5	$2
Unrealized	(4)	12
Total trading gains	$1	$14

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Eliminations	Total
Three months ended March 31, 2024	$186	$78	$52	$54	$—	$370
Three months ended March 31, 2023	218	79	71	18	(1)	385
(a) Includes result of operations following the acquisition date of March 10, 2023
Operations and maintenance expense decreased by $15 million for the three months ended March 31, 2024, compared to the same period in 2023, due to the following:

(In millions)
Decrease primarily due to the sale of STP in November 2023	$(44)
Decrease driven by a reduction in deactivation expenditures primarily in the East	(8)
Increase due to the acquisition of Vivint Smart Home in March 2023	36
Increase in major maintenance expenditures associated with the scope and duration of outages at the Texas coal facilities, partially offset by the timing of planned outages at Cottonwood	5
Other	(4)
Decrease in operations and maintenance expense	$(15)
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Total
Three months ended March 31, 2024	$50	$32	$3	$2	$87
Three months ended March 31, 2023	49	32	4	—	85
(a) Includes result of operations following the acquisition date of March 10, 2023
Other cost of operations for the three months ended March 31, 2024 increased by $2 million, when compared to the same period in 2023, due to the following:

(In millions)
Increase in gross receipt taxes due to higher revenues in Texas	$5
Decrease due to the sale of STP in November 2023	(5)
Other	2
Increase in other cost of operations	$2

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Total
Three months ended March 31, 2024	$67	$23	$24	$144	$10	$268
Three months ended March 31, 2023	75	30	24	52	9	190
(a) Includes result of operations following the acquisition date of March 10, 2023
Depreciation and amortization increased by $78 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher amortization of intangible assets due to the acquisition of Vivint Smart Home in March 2023.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Total
Three months ended March 31, 2024	$194	$160	$55	$166	$16	$591
Three months ended March 31, 2023	170	149	51	50	6	426
(a) Includes result of operations following the acquisition date of March 10, 2023
Selling, general and administrative costs increased by $165 million for the three months ended March 31, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase due to the acquisition of Vivint Smart Home in March 2023	$104
Increase in provision for credit losses due to higher Home retail revenues and deteriorated customer payment behavior primarily in Texas	31
Increase in broker fee and commission expenses	19
Increase in marketing and media expenses	14
Increase in personnel costs	8
Decrease due to the sale of STP in November 2023	(3)
Other	(8)
Increase in selling, general and administrative costs	$165
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $9 million and $71 million for the three months ended March 31, 2024 and 2023, respectively, include:

	As of March 31,
(In millions)	2024	2023
Vivint Smart Home integration costs	$8	$30
Vivint Smart Home acquisition costs	—	36
Other integration costs, primarily related to Direct Energy	1	5
Acquisition-related transaction and integration costs	$9	$71
(Loss)/Gain on Sale of Assets
The gain on sale of assets of $199 million for the three months ended March 31, 2023 was related to the sale of land and related assets from the Astoria site.

Other Income, Net
Other income, net increased by $14 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a reduction of $12 million related to an indemnity.
Loss on Debt Extinguishment
A loss on debt extinguishment of $58 million was recorded for the three months ended March 31, 2024, driven by the repurchase of portion of the Convertible Senior Notes, as further discussed in Note 7, Long-term Debt and Finance Leases.
Income Tax Expense/(Benefit)
For the three months ended March 31, 2024, income tax expense of $184 million was recorded on pre-tax income of $695 million. For the same period in 2023, an income tax benefit of $336 million was recorded on a pre-tax loss of $1.7 billion. The effective tax rates were 26.5% and 20.1% for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the effective tax rate was higher than the statutory rate of 21% primarily due to the state tax expense. For the same period in 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to current state tax expense and permanent differences which when applied to year-to-date financial statement losses have an inverted effect and reduce the overall effective income tax rate.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2024 and December 31, 2023, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $4.8 billion, was comprised of the following:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$278	$541
Restricted cash - operating	10	21
Restricted cash - reserves(a)	5	3
Total	293	565
Total availability under Revolving Credit Facility and collective collateral facilities(b)	4,501	4,278
Total liquidity, excluding funds deposited by counterparties	$4,794	$4,843
(a) Includes reserves primarily for debt service, performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $7.4 billion as of March 31, 2024 and December 31, 2023

For the three months ended March 31, 2024, total liquidity, excluding funds deposited by counterparties, decreased by $49 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2024 were predominantly held in bank deposits.
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
Credit Ratings
On March 18, 2024, Standard and Poor's ("S&P") affirmed the Company's issuer credit rating of BB and changed the rating outlook from Stable to Positive.

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Note 7, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Revolving Credit Facility, Term Loan Facility, the Receivables Securitization Facilities and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the P-Caps letter of credit facility. As part of the acquisition of Vivint Smart Home on March 10, 2023, NRG acquired Vivint's existing debt, which includes senior secured notes, senior notes and a senior secured term-loan.

The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) market operations activities; (ii) debt service obligations, as described in Note 7, Long-term Debt and Finance Leases; (iii) capital expenditures, including maintenance, environmental, and investments and integration; and (iv) allocations in connection with acquisition opportunities, debt repayments, share repurchases and dividend payments to stockholders, as described in Note 9, Changes in Capital Structure.
Senior Credit Facility
On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment with, among others, Citicorp North America, Inc., as administrative agent and as the Agent, and certain financial institutions, as lenders, which amended the Credit Agreement, in order to (i) establish a new Term Loan Facility with borrowings of $875 million in aggregate principal amount and the Term Loans and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Term Loans were used to repay a portion of the Company’s Convertible Senior notes and will be used to repay the Company’s 3.750% senior secured first lien notes due 2024.
At the Company’s election, the Term Loans will bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50% (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Term Loan Facility), plus 1.00%, or (2) Term SOFR (as defined in the Term Loan Facility and which rate will not be less than 0%) for a one-, three- or six-month interest period or such other period as agreed to by the Agent and the lenders, as selected by the Company, plus 2.00%.
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to its Revolving Credit Facility to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Convertible Senior Notes
As of April 1, 2024, the Company's Convertible Senior Notes are convertible during the quarterly period ending June 30, 2024 due to the satisfaction of the Common Stock Sale Price Condition. For further discussion, see Note 7, Long-term Debt and Finance Leases.
During the three months ended March 31, 2024 and through April 30, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Term Loans, as detailed in the table below. For the three months ended March 31, 2024, a $58 million loss on debt extinguishment was recorded.

(In millions, except percentages)
Settlement Period	Principal Repurchased	Cash Paid(a)	Average Repurchase Percentage
March 2024	$92	$151	162.366%
April 2024	251	452	179.454%
Total Repurchases	$343	$603
(a)Includes accrued interest of $1 million and $2 million for the March and April repurchases, respectively
Vivint Term Loan Repricing
On April 10, 2024, Vivint, entered into the Second Amendment with, among others, the Vivint Agent, and certain financial institutions, as lenders, which amended the Vivint Credit Agreement, in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other changes to the Vivint Credit Agreement.
From and after the closing of the Second Amendment, at Vivint’s election, the Vivint Term Loans will bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Vivint Credit Agreement), plus 1.00%, or (2) Term SOFR (as defined in the Vivint Credit Agreement and which rate will not be less than 0.50%) for a one-, three- or six-month interest period or such other period as agreed to by the Vivint Agent and the lenders, as selected by Vivint, plus 2.75%.

Debt Reduction
The Company intends to spend approximately $500 million reducing debt during 2024 to maintain its targeted credit metrics. The Company intends to fund the debt reduction from cash from operations.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2024, the Company had total cash collateral outstanding of $309 million and $2.9 billion outstanding in letters of credit to third parties primarily to support its market activities. As of March 31, 2024, total funds deposited by counterparties were $241 million in cash and $518 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices differ from the hedged prices. As of March 31, 2024, all hedges under the first liens were in-the-money on a counterparty aggregate basis.

Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and growth investments for the three months ended March 31, 2024, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$41	$2	$2	$45
West/Services/Other	5	—	1	6
Vivint Smart Home	4		—	4
Corporate	5	—	9	14
Total cash capital expenditures for the three months ended March 31, 2024	55	2	12	69
Integration operating expenses and cost to achieve	—	—	18	18
Investments	—	—	34	34
Total cash capital expenditures and investments for the three months ended March 31, 2024	$55	$2	$64	$121

Estimated cash capital expenditures and investments for the remainder of 2024	255	23	271	549
Estimated full year 2024 cash capital expenditures and investments	$310	$25	$335	$670
Investments and Integration for the three months ended March 31, 2024 include growth expenditures, integration, small book acquisitions and other investments.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2024 through 2028 required to comply with environmental laws will be approximately $64 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.

Share Repurchases
On June 22, 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation after debt reduction to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025. As of April 30, 2024, $1.5 billion is remaining under the $2.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2024, NRG increased the annual dividend to $1.63 from $1.51 per share and expects to target an annual dividend growth rate of 7%-9% per share in subsequent years. A quarterly dividend of $0.4075 per share was paid on the Company's common stock during the three months ended March 31, 2024. On April 17, 2024, NRG declared a quarterly dividend on the Company's common stock of $0.4075 per share, payable on May 15, 2024 to stockholders of record as of May 1, 2024.
Series A Preferred Stock Dividends
During the quarter ended March 31, 2024, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, totaling $33 million.
Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 27, Guarantees, to the Company's 2023 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $461 million as of March 31, 2024. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2023 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three months ended March 31, 2024.

Cash Flow Discussion
The following table reflects the changes in cash flows for the three month ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
(In millions)	2024	2023	Change
Cash provided/(used) by operating activities	$267	$(1,598)	$1,865
Cash used by investing activities	(92)	(2,350)	2,258
Cash (used)/provided by financing activities	(288)	2,536	(2,824)

Cash provided/(used) by operating activities
Changes to cash (used)/provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$1,701
Increase in operating income/loss adjusted for other non-cash items	515
Decrease in working capital primarily related to the payout of the Company's annual incentive plan in 2024 reflecting financial outperformance for 2023	(216)
Decrease in working capital primarily due to deferred revenues related to Vivint Smart Home	(78)
Decrease in working capital primarily due to lower gas pricing coupled with lower gas sales volumes	(57)
$1,865

Cash used by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Decrease in cash paid for acquisitions primarily due to the acquisition of Vivint Smart Home in March 2023	$2,470
Decrease in proceeds from sale of assets primarily due to the sale of the land and related assets from the Astoria site in January 2023	(216)
Decrease in capital expenditures	73
Decrease in insurance proceeds for property, plant and equipment, net	(68)
Decrease in proceeds from sales of investments in nuclear decommissioning trust fund securities, net of purchases due to sale of STP in 2023	(12)
Increase due to fewer purchases of emissions allowances, net of sales	11
$2,258
Cash (used)/provided by financing activities
Changes to cash (used)/provided by financing activities were driven by:

(In millions)
Decrease in proceeds from Revolving Credit Facility and Receivables Securitization Facilities in 2023	$(950)
Decrease in proceeds due to the issuance of long-term debt in 2023	(731)
Decrease in proceeds due to the issuance of preferred stock in 2023	(636)
Decrease in net receipts from settlement of acquired derivatives	(328)
Decrease due to repayments of long-term debt and finance leases	(93)
Decrease primarily due to debt extinguishment costs in 2024, partially offset by debt issuance costs in 2023	(40)
Increase in payments of dividends primarily due to preferred stock	(31)
Decrease due to payments for share repurchase activity	(15)
$(2,824)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2024, the Company had domestic pre-tax book income of $759 million and foreign pre-tax book loss of $64 million. As of December 31, 2023, the Company had cumulative U.S. Federal NOL carryforwards of $8.4 billion, of which $6.4 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.4 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $411 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $517 million indefinite carryforward for interest deductions, as well as $317 million of tax credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $160 million in 2024. As of March 31, 2024, NRG as an applicable corporation is subject to the CAMT and expects to claim a CAMT credit in future years. The Company has reflected the impact of the CAMT in its current and deferred taxes. There is no CAMT impact to NRG's effective income tax rate.
As of March 31, 2024, the Company has $72 million of tax-effected uncertain federal, state, and foreign tax benefits, for which the Company has recorded a non-current tax liability of $76 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
On December 31, 2021, the OECD released rules which set forth a common approach to a global minimum tax at 15% for multinational companies, which has been enacted into law by certain countries effective for 2024. The Company's preliminary analysis indicates that there is no material impact to the Company's financial statements from these rules.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2020. With few exceptions, state and Canadian income tax examinations are no longer open for years prior to 2015.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of March 31, 2024 and December 31, 2023, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.4 billion and $2.5 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of March 31, 2024 and December 31, 2023 as discussed below.

NOL Carryforwards — As of March 31, 2024, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.8 billion and $367 million, respectively. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $107 million.
Valuation Allowance — As of March 31, 2024 and December 31, 2023, the Company’s tax-effected valuation allowance was $271 million and $275 million, respectively, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of March 31, 2024, the Company's outstanding registered senior notes consisted of $375 million of the 2027 Senior Notes and $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following tables present summarized financial information of NRG Energy, Inc. and the Guarantors in accordance with Rule 3-10 under the SEC's Regulation S-X. The financial information may not necessarily be indicative of the results of operations or financial position of NRG Energy, Inc. and the Guarantors in accordance with U.S. GAAP.
The following table presents the summarized statement of operations:

(In millions)	Three months ended March 31, 2024
Revenue(a)	$6,071
Operating income(b)	901
Total other expense	(136)
Income before income taxes	765
Net Income	567
(a)Intercompany transactions with Non-Guarantors of $1 million during the three months ended March 31, 2024
(b)Intercompany transactions with Non-Guarantors including cost of operations of $19 million and selling, general and administrative of $52 million during the three months ended March 31, 2024
The following table presents the summarized balance sheet information:

(In millions)	March 31, 2024
Current assets(a)	$6,968
Property, plant and equipment, net	1,225
Non-current assets	11,634
Current liabilities(b)	7,779
Non-current liabilities	9,057
(a)Includes intercompany receivables due from Non-Guarantors of $74 million as of March 31, 2024
(b)Includes intercompany payables due to Non-Guarantors of $23 million as of March 31, 2024
Fair Value of Derivative Instruments
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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of March 31, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2024. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains	(In millions)
Fair Value of Contracts as of December 31, 2023	$648
Contracts realized or otherwise settled during the period	231
Other changes in fair value	297
Fair Value of Contracts as of March 31, 2024	$1,176

	Fair Value of Contracts as of March 31, 2024
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(98)	$54	$(5)	$(2)	$(51)
Level 2	346	609	172	133	1,260
Level 3	(32)	(17)	—	16	(33)
Total	$216	$646	$167	$147	$1,176
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2024, NRG's net derivative asset was $1.2 billion, an increase to total fair value of $528 million as compared to December 31, 2023. This increase was primarily driven by gains in fair value and the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $2.1 billion in the net value of derivatives as of March 31, 2024.
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
The Company's critical accounting estimates are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2023 Form 10-K. There have been no material changes to the Company's critical accounting estimates since the 2023 Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's retail operations, merchant power generation or with existing or forecasted financial or commodity transactions. The types of market risks the Company is exposed to are commodity price risk, credit risk, liquidity risk, interest rate risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2023 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three months ending March 31, 2024 and 2023:

(In millions)	2024	2023
VaR as of March 31,	$67	$78
Three months ended March 31,
Average	$59	$72
Maximum	67	82
Minimum	51	61
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $216 million, as of March 31, 2024, primarily driven by asset-backed and hedging transactions.
Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, and retail customer credit risk through its retail sales. Counterparty credit risk and retail customer credit risk are discussed below. See Note 6, Accounting for Derivative Instruments and Hedging Activities, to this Form 10-Q for discussion regarding credit risk contingent features.
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2023 Form 10-K. As of March 31, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.8 billion and NRG held collateral (cash and letters of credit) against those positions of $440 million, resulting in a net exposure of $1.4 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 62% of the Company's exposure before collateral is expected to roll off by the end of 2025. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	78%
Financial institutions	22
Total as of March 31, 2024	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	51%
Non-investment grade/Non-Rated	49
Total as of March 31, 2024	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has exposure to two wholesale counterparties in excess of 10% of total net exposure discussed above as of March 31, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $896 million for the next five years.
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
As of March 31, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of March 31, 2024, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.2 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $204 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2024.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. In the first quarter of 2024, the Company entered into interest rate swaps with a total nominal value of $700 million extending through 2029 to hedge the floating rate of the Term Loans, which closed in April 2024. Additionally, as of March 31, 2024, the Company had $1.0 billion of interest rate swaps extending through 2027 to hedge the floating rate on the Vivint Term Loans.
As of March 31, 2024, the fair value and related carrying value of the Company's debt was $10.7 billion and $10.7 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of March 31, 2024 by $405 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of March 31, 2024, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $499 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of March 31, 2024 would have resulted in a decrease of $5 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through March 31, 2024, see Note 14, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
During the three months ended March 31, 2024, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2023 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended March 31, 2024.

For the three months ended March 31, 2024	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Month #1
(January 1, 2024 to January 31, 2024)	770,205	(a)	770,205	$1,550
Month #2
(February 1, 2024 to February 29, 2024)	—	$—	—	$1,550
Month #3
(March 1, 2024 to March 31, 2024)	393,025	(a)	393,025	$1,550
Total at March 31, 2024	1,163,230		1,163,230
(a)Represents shares delivered under the November 6, 2023 ASR agreements. Under the ASR agreements, the Company received in 2023 and 2024 a total of 18,839,372 shares at an average price of $50.43 per share, which excludes excise tax incurred. See Note 9, Changes in Capital Structure for additional information on the ASR agreements

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of April 16, 2024, by and among NRG Energy, Inc., its subsidiaries party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 17, 2024.
10.2
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of April 22, 2024, by and among NRG Energy, Inc., its subsidiaries party thereto, the consenting revolving lender party thereto, and Citicorp North America, Inc., as administrative agent and collateral agent.
Filed herewith.
10.3
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2024, by and between, among others, APX Group, Inc., as borrower, Bank of America, N.A., as administrative agent and certain financial institutions, as lenders.
Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Lawrence S. Coben.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ LAWRENCE S. COBEN
Lawrence S. Coben
Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER
G. Alfred Spencer
Date: May 7, 2024	Chief Accounting Officer (Principal Accounting Officer)