Form 10-Q
period 2024-09-30
NRG ENERGY, INC.
filed 2024-11-08
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of October 31, 2024, there were 202,566,373 shares of common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2023 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2023
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates - updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	As of September 30, 2024, consists of NRG’s $232 million unsecured 2.75% Convertible Senior Notes due 2048
Constellation	Constellation Energy Generation
Cottonwood	Cottonwood Generating Station, a natural gas-fueled plant located in Deweyville, Texas, which NRG is leasing through May 2025
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels and purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hour
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending upon whether the electricity output measured is gross or net generation. Heat rates are generally expressed as BTU per net kWh

Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hour
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
Nuclear Decommissioning Trust Fund	Prior to the sale of STP on November 1, 2023, nuclear decommissioning trust fund assets, for NRG's portion of the decommissioning of the STP units 1 & 2
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $2.3 billion accounts receivables securitization facility due 2025, which was last amended on June 21, 2024

Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the Renewable Energy Certificates or other similar environmental attributes generated by such facility, couple with the associated power generated by that facility
REP	Retail electric provider
Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2024, which was terminated on June 21, 2024
Revolving Credit Facility	The Company's $4.2 billion revolving credit facility due 2029, which was last amended on October 30, 2024
RGGI	Regional Greenhouse Gas Initiative

RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes
As of September 30, 2024, NRG's $3.9 billion outstanding unsecured senior notes consisting of $375 million of the 6.625% senior notes due 2027, $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031 and $480 million of the 3.875% senior notes due 2032

Senior Secured First Lien Notes
As of September 30, 2024, NRG’s $2.6 billion outstanding Senior Secured First Lien Notes consists of $500 million of the 2.000% Senior Secured First Lien Notes due 2025, $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of September 30, 2024, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2024	2023	2024	2023
Revenue
Revenue	$7,223	$7,946	$21,311	$22,016
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	7,239	6,406	17,229	20,137
Depreciation and amortization	352	359	1,045	921
Impairment losses	—	—	15	—
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $55, $36, $144 and $84, respectively, which are included in depreciation and amortization shown separately above)	645	602	1,739	1,502
Acquisition-related transaction and integration costs	7	18	22	111
Total operating costs and expenses	8,243	7,385	20,050	22,671
Gain on sale of assets	208	—	209	202
Operating (Loss)/Income	(812)	561	1,470	(453)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	6	13	16
Other income, net	5	14	38	43
Loss on debt extinguishment	—	—	(260)	—
Interest expense	(213)	(173)	(528)	(472)
Total other expense	(202)	(153)	(737)	(413)
(Loss)/Income Before Income Taxes	(1,014)	408	733	(866)
Income tax (benefit)/expense	(247)	65	251	(182)
Net (Loss)/Income	$(767)	$343	$482	$(684)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	38
Net (Loss)/Income Available for Common Stockholders	$(784)	$326	$431	$(722)
(Loss)/Income per Share
Weighted average number of common shares outstanding — basic	207	230	207	230
(Loss)/Income per Weighted Average Common Share — Basic	$(3.79)	$1.42	$2.08	$(3.14)
Weighted average number of common shares outstanding — diluted	207	232	213	230
(Loss)/Income per Weighted Average Common Share —Diluted	$(3.79)	$1.41	$2.02	$(3.14)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net (Loss)/Income	$(767)	$343	$482	$(684)
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	6	(8)	(4)	—
Defined benefit plans	(8)	1	(10)	—
Other comprehensive (loss)/income	(2)	(7)	(14)	—
Comprehensive (Loss)/Income	$(769)	$336	$468	$(684)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,104	$541
Funds deposited by counterparties	12	84
Restricted cash	10	24
Accounts receivable, net	3,258	3,542
Inventory	540	607
Derivative instruments	2,456	3,862
Cash collateral paid in support of energy risk management activities	449	441
Prepayments and other current assets	782	626
Total current assets	8,611	9,727
Property, plant and equipment, net	1,818	1,763
Other Assets
Equity investments in affiliates	49	42
Operating lease right-of-use assets, net	172	179
Goodwill	5,018	5,079
Customer relationships, net	1,648	2,164
Other intangible assets, net	1,439	1,763
Derivative instruments	1,747	2,293
Deferred income taxes	2,098	2,251
Other non-current assets	1,124	777
Total other assets	13,295	14,548
Total Assets	$23,724	$26,038

	September 30, 2024	December 31, 2023
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$258	$620
Current portion of operating lease liabilities	77	90
Accounts payable	1,994	2,325
Derivative instruments	2,351	4,019
Cash collateral received in support of energy risk management activities	12	84
Deferred revenue current	761	720
Accrued expenses and other current liabilities	1,895	1,642
Total current liabilities	7,348	9,500
Other Liabilities
Long-term debt and finance leases	10,422	10,133
Non-current operating lease liabilities	125	128
Derivative instruments	1,469	1,488
Deferred income taxes	8	22
Deferred revenue non-current	919	914
Other non-current liabilities	913	947
Total other liabilities	13,856	13,632
Total Liabilities	21,204	23,132
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at September 30, 2024 and December 31, 2023, aggregate liquidation preference of $650 at September 30, 2024 and December 31, 2023	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 264,056,285 and 267,330,470 shares issued and 204,929,327 and 208,130,950 shares outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in-capital	3,145	3,416
Retained earnings	977	820
Treasury stock, at cost; 59,126,958 shares and 59,199,520 shares at September 30, 2024 and December 31, 2023, respectively	(2,150)	(1,892)
Accumulated other comprehensive loss	(105)	(91)
Total Stockholders' Equity	2,520	2,906
Total Liabilities and Stockholders' Equity	$23,724	$26,038
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$482	$(684)
Adjustments to reconcile net income/(loss) to cash provided/(used) by operating activities:
Equity in and distributions from earnings of unconsolidated affiliates	(6)	(16)
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	814	813
Amortization of capitalized contract costs	231	108
Accretion of asset retirement obligations	29	14
Provision for credit losses	228	165
Amortization of nuclear fuel	—	42
Amortization of financing costs and debt discounts	32	42
Loss on debt extinguishment	260	—
Amortization of in-the-money contracts and emissions allowances	83	111
Amortization of unearned equity compensation	82	87
Net gain on sale of assets and disposal of assets	(197)	(187)
Impairment losses	15	—
Changes in derivative instruments	268	1,553
Changes in current and deferred income taxes and liability for uncertain tax benefits	134	(225)
Changes in collateral deposits in support of risk management activities	(80)	(1,188)
Changes in nuclear decommissioning trust liability	—	(4)
Changes in other working capital	(1,021)	(1,093)
Cash provided/(used) by operating activities	$1,354	$(462)
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(33)	$(2,502)
Capital expenditures	(286)	(493)
Net purchases of emissions allowances	(16)	(25)
Investments in nuclear decommissioning trust fund securities	—	(293)
Proceeds from the sale of nuclear decommissioning trust fund securities	—	280
Proceeds from sales of assets, net of cash disposed	495	229
Proceeds from insurance recoveries for property, plant and equipment, net	3	173
Cash provided/(used) by investing activities	$163	$(2,631)

	Nine months ended September 30,
(In millions)	2024	2023
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	$—	$635
Payments of dividends to preferred and common stockholders	(322)	(295)
Equivalent shares purchased in lieu of tax withholdings	(45)	(19)
Payments for share repurchase activity	(316)	(50)
Net (payments)/receipts from settlement of acquired derivatives that include financing elements	(2)	332
Net proceeds of Revolving Credit Facility and Receivable Securitization Facilities	—	300
Proceeds from issuance of long-term debt	875	731
Payments of debt issuance costs	(13)	(29)
Repayments of long-term debt and finance leases	(960)	(15)
Payments for debt extinguishment costs	(258)	—
Proceeds from credit facilities	1,050	3,020
Repayments to credit facilities	(1,050)	(3,020)
Cash (used)/provided by financing activities	$(1,041)	$1,590
Effect of exchange rate changes on cash and cash equivalents	1	—
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	477	(1,503)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	649	2,178
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,126	$675
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				511			511
Other comprehensive loss						(9)	(9)
Share repurchases(a)			117		(117)		—
Retirement of treasury stock(b)			(38)		38		—
Equity-based awards activity, net(c)			8				8
Common stock dividends and dividend equivalents declared(d)				(86)			(86)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at March 31, 2024	$650	$3	$3,503	$1,212	$(1,971)	$(100)	$3,297
Net income				738			738
Other comprehensive loss						(3)	(3)
Shares reissuance for ESPP			1		5		6
Share repurchases(f)					(91)		(91)
Retirement of treasury stock(b)			(38)		38		—
Equity-based awards activity, net(c)			16				16
Common stock dividends and dividend equivalents declared(d)				(87)			(87)
Capped Call Options(g)			(253)				(253)
Balance at June 30, 2024	$650	$3	$3,229	$1,863	$(2,019)	$(103)	$3,623
Net loss				(767)			(767)
Other comprehensive loss						(2)	(2)
Share repurchases(f)					(231)		(231)
Retirement of treasury stock(b)			(100)		100		—
Equity-based awards activity, net(c)			16				16
Common stock dividends and dividend equivalents declared(d)				(86)			(86)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at September 30, 2024	$650	$3	$3,145	$977	$(2,150)	$(105)	$2,520
(a)Represents the final settlements of the November 6, 2023 ASR agreements. See Note 9, Changes in Capital Structure for additional information
(b)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(c)Includes $(10) million, $(12) million and $(23) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2024, respectively
(d)Dividends per common share were $0.4075 for each of the quarters ended September 30, June 30 and March 31, 2024
(e)Dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended September 15 and March 15, 2024
(f)Includes excise tax accrued of $2 million and $1 million for the quarters ended September 30 and June 30, 2024, respectively
(g)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(1,335)			(1,335)
Issuance of Series A Preferred Stock	650		(14)				636
Other comprehensive income						1	1
Equity-based awards activity, net(h)			38				38
Common stock dividends and dividend equivalents declared(i)				(88)			(88)
Balance at March 31, 2023	$650	$4	$8,481	$(15)	$(5,864)	$(176)	$3,080
Net income				308			308
Issuance of Series A Preferred Stock			(1)				(1)
Other comprehensive income						6	6
Shares reissuance for ESPP			1		3		4
Equity-based awards activity, net(h)			23				23
Common stock dividends and dividend equivalents declared(i)				(88)			(88)
Balance at June 30, 2023	$650	$4	$8,504	$205	$(5,861)	$(170)	$3,332
Net income				343			343
Other comprehensive loss						(7)	(7)
Share repurchases					(50)		(50)
Equity-based awards activity, net(h)			23				23
Common stock dividends and dividend equivalents declared(i)				(89)			(89)
Series A Preferred Stock dividends(j)				(34)			(34)
Balance at September 30, 2023	$650	$4	$8,527	$425	$(5,911)	$(177)	$3,518
(h)Includes $(3) million, $(8) million and $(8) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2023, respectively
(i)Dividends per common share were $0.3775 for each of the quarters ended September 30, June 30, and March 31, 2023
(j)Dividend per share of Series A Preferred Stock was $52.96

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, sits at the intersection of energy and home services. NRG is a leading energy and home services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the United States and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of September 30, 2024.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2024, and the results of operations, comprehensive (loss)/income, cash flows and stockholders' equity for the three and nine months ended September 30, 2024 and 2023.
The Company identified an error in the previously issued condensed consolidated financial statements for the period ended September 30, 2023 related to the presentation of cash flows associated with certain borrowings and repayments related to certain credit facilities. The statement of cash flows for the period ended September 30, 2023 has been adjusted to present on a gross basis the certain borrowings from credit facilities of $3.0 billion and the related repayments of $3.0 billion. The change had no impact to the total cash used by financing activities for the period ended September 30, 2023. The Company evaluated the materiality of this error both qualitatively and quantitatively and has concluded it is immaterial to the impacted period.
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
Presentation Adjustments
As of September 30, 2024, the Company is recording the amortization of capitalized contracts costs within depreciation and amortization. This change, along with additional financial statement disclosures, is meant to address investor inquiries by enhancing transparency to easier match expenses with revenues. NRG previously recorded amortization of capitalized contract costs related to fulfillment in cost of operations and amortization of capitalized contract costs related to customer acquisition primarily in selling, general and administrative costs in the consolidated statements of operations.

The following table presents adjustments within the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Three months ended September 30, 2023
Cost of operations (excluding depreciation and amortization shown below)	$6,421	$(15)	$6,406
Depreciation and amortization	308	51	359
Selling, general and administrative costs	638	(36)	602
Nine months ended September 30, 2023
Cost of operations (excluding depreciation and amortization shown below)	$20,161	$(24)	$20,137
Depreciation and amortization	813	108	921
Selling, general and administrative costs	1,586	(84)	1,502

The following table presents adjustments within the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Nine months ended September 30, 2023
Cash flows from operating activities:
Amortization of capitalized contract costs	$—	$108	$108
Changes in other working capital	(985)	(108)	(1,093)

Note 2 — Summary of Significant Accounting Policies
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These costs include installed products, commissions, other compensation and the cost of installation of new or upgraded customer contracts. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit, consistent with the pattern in which the Company provides services to its customers. The expected period of benefit for customers is approximately five years. The Company updates its estimate of the expected period of benefit periodically and whenever events or circumstances indicate that the expected period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs are included in depreciation and amortization in the condensed consolidated statements of operations. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred.
Depreciation and Amortization
The Company's depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Amortization of capitalized contract costs related to fulfillment	$34	$14	$82	$20
Amortization of capitalized contract costs related to customer acquisition	57	37	149	88
Amortization of customer relationships and other intangible assets	192	244	610	623
Depreciation of property, plant and equipment	69	64	204	190
Total depreciation and amortization	$352	$359	$1,045	$921

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
The following table represents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Beginning balance	$127	$120	$145	$133
Acquired balance from Vivint Smart Home	—	—	—	22
Provision for credit losses	95	85	228	165
Write-offs	(74)	(59)	(252)	(203)
Recoveries collected	9	9	28	30
Other	7	3	15	11
Ending balance	$164	$158	$164	$158
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	September 30, 2024	December 31, 2023
Property, plant and equipment accumulated depreciation	$1,470	$1,295
Customer relationships and other intangible assets accumulated amortization	3,435	2,994
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,104	$541
Funds deposited by counterparties	12	84
Restricted cash	10	24
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,126	$649
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

Goodwill
The following table represents the changes in goodwill during the nine months ended September 30, 2024:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Balance as of December 31, 2023	$643	$721	$221	$3,494	$5,079
Impairment	—	—	(15)	—	(15)
Sale of Airtron	—	—	(44)	—	(44)
Foreign currency translation adjustments	—	—	(2)	—	(2)
Balance as of September 30, 2024	$643	$721	$160	$3,494	$5,018
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
ASU 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, or ASU 2024-03. The guidance in ASU 2024-03 requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.

Note 3 — Revenue Recognition
Performance Obligations
As of September 30, 2024, estimated future fixed fee performance obligations are $421 million for the remaining three months of fiscal year 2024, and $1.4 billion, $1.1 billion, $757 million, $459 million and $190 million for the fiscal years 2025, 2026, 2027, 2028 and 2029, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,235	$616	$349	$499	$(4)	$3,695
Business	996	1,852	411	—	—	3,259
Total retail revenue(b)	3,231	2,468	760	499	(4)	6,954
Energy revenue(b)	12	67	52	—	(3)	128
Capacity revenue(b)	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities(c)	—	1	6	—	1	8
Contract amortization	—	(7)	(1)	—	—	(8)
Other revenue(b)	58	31	8	—	(3)	94
Total revenue	3,301	2,600	833	499	(10)	7,223
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	14	13	—	—	27
Less: Realized and unrealized ASC 815 revenue	19	33	18	—	(1)	69
Total revenue from contracts with customers	$3,282	$2,553	$802	$499	$(9)	$7,127
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$6	$—	$—	$—	$6
Energy revenue	—	9	12	—	(3)	18
Capacity revenue	—	17	—	—	—	17
Other revenue	19	—	—	—	1	20
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$2,397	$544	$390	$478	$(1)	$3,808
Business	1,092	2,089	532	—	—	3,713
Total retail revenue(b)	3,489	2,633	922	478	(1)	7,521
Energy revenue(b)	51	152	59	—	(1)	261
Capacity revenue(b)	—	64	(4)	—	(1)	59
Mark-to-market for economic hedging activities(c)	—	(60)	(10)	—	—	(70)
Contract amortization	—	(6)	1	—	—	(5)
Other revenue(b)	146	26	10	—	(2)	180
Total revenue	3,686	2,809	978	478	(5)	7,946
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	8	10	—	—	18
Less: Realized and unrealized ASC 815 revenue	16	58	(7)	—	—	67
Total revenue from contracts with customers	$3,670	$2,743	$975	$478	$(5)	$7,861
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$14	$—	$—	$—	$14
Energy revenue	—	77	—	—	—	77
Capacity revenue	—	27	—	—	—	27
Other revenue	16	—	3	—	—	19
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home(a)	$5,361	$1,855	$1,362	$1,434	$(12)	$10,000
Business	2,740	6,402	1,385	—	—	10,527
Total retail revenue(b)	8,101	8,257	2,747	1,434	(12)	20,527
Energy revenue(b)	35	194	170	—	(9)	390
Capacity revenue(b)	—	120	16	—	(3)	133
Mark-to-market for economic hedging activities(c)	—	15	14	—	3	32
Contract amortization	—	(23)	(2)	—	—	(25)
Other revenue(b)	161	84	17	—	(8)	254
Total revenue	8,297	8,647	2,962	1,434	(29)	21,311
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	36	38	—	—	74
Less: Realized and unrealized ASC 815 revenue	29	165	60	—	(4)	250
Total revenue from contracts with customers	$8,268	$8,446	$2,864	$1,434	$(25)	$20,987
(a) Home includes Services
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$25	$—	$—	$—	$25
Energy revenue	—	67	50	—	(8)	109
Capacity revenue	—	58	—	—	—	58
Other revenue	29	—	(4)	—	1	26
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue:
Home(b)	$5,196	$1,641	$1,421	$1,070	$(1)	$9,327
Business	2,646	7,366	1,572	—	—	11,584
Total retail revenue(c)	7,842	9,007	2,993	1,070	(1)	20,911
Energy revenue(c)	71	254	147	—	—	472
Capacity revenue(c)	—	154	(3)	—	(1)	150
Mark-to-market for economic hedging activities(d)	—	27	80	—	(11)	96
Contract amortization	—	(24)	—	—	—	(24)
Other revenue(c)	322	70	27	—	(8)	411
Total revenue	8,235	9,488	3,244	1,070	(21)	22,016
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	13	26	—	—	39
Less: Realized and unrealized ASC 815 revenue	28	270	97	—	(10)	385
Total revenue from contracts with customers	$8,207	$9,205	$3,121	$1,070	$(11)	$21,592
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
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2024 and December 31, 2023:

(In millions)	September 30, 2024	December 31, 2023
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,173	$706

Accounts receivable, net - Contracts with customers	3,181	3,395
Accounts receivable, net - Accounted for under topics other than ASC 606	74	136
Accounts receivable, net - Affiliate	3	11
Total accounts receivable, net	$3,258	$3,542

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,318	$1,493
Deferred revenues(a)	1,680	1,634
(a)Deferred revenues from contracts with customers were approximately $1.6 billion as of both September 30, 2024 and December 31, 2023
The revenue recognized from contracts with customers during the three months ended September 30, 2024 and 2023 relating to the deferred revenue balance at the beginning of each period was $290 million and $310 million, respectively, which decreased primarily due to the timing difference of when consideration was received and when the performance obligation was transferred. The revenue recognized from contracts with customers during the nine months ended September 30, 2024 and 2023 relating to the deferred revenue balance at the beginning of each period was $511 million and $168 million, respectively, which increased primarily due to the acquisition of Vivint Smart Home.

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
For additional information, refer to Note 4, Acquisitions and Dispositions, to the Company's 2023 Form 10-K.
Dispositions
Sale of Airtron
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $16 million, resulting in net proceeds of $484 million. The Company recorded a gain on the sale of $208 million within the West/Services/Other region of operations.
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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$232	$515	$575	$739
Other long-term debt, including current portion	10,497	10,412	10,219	9,835
Total long-term debt, including current portion(a)	$10,729	$10,927	$10,794	$10,574
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt, the Term Loans and Vivint Senior Secured Term Loan (as defined in Note 7, Long-term Debt and Finance Leases) are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2024
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$26	$—	$26	$—
Derivative assets:
Interest rate contracts	2	—	2	—
Foreign exchange contracts	5	—	5	—
Commodity contracts	4,196	626	3,384	186
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$4,235	$626	$3,417	$186
Derivative liabilities:
Interest rate contracts	$30	$—	$30	$—
Foreign exchange contracts	2	—	2	—
Commodity contracts	3,588	654	2,722	212
Consumer Financing Program	200	—	—	200
Total liabilities	$3,820	$654	$2,754	$412

	December 31, 2023
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$21	$—	$21	$—
Derivative assets:
Interest rate contracts	12	—	12	—
Foreign exchange contracts	5	—	5	—
Commodity contracts	6,138	1,334	4,470	334
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$6,182	$1,334	$4,508	$334
Derivative liabilities:
Interest rate contracts	$8	$—	$8	$—
Foreign exchange contracts	9	—	9	—
Commodity contracts	5,356	1,413	3,728	215
Consumer Financing Program	134	—	—	134
Total liabilities	$5,507	$1,413	$3,745	$349

The following table reconciles, for the three and nine months ended September 30, 2024 and 2023, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Beginning balance	$121	$905	$119	$505
Total (losses)/gains realized/unrealized included in earnings	(83)	5	(120)	(172)
Purchases	(38)	(115)	(7)	25
Transfers into Level 3(b)	(19)	(374)	(2)	64
Transfers out of Level 3(b)	(7)	—	(16)	(1)
Ending balance	$(26)	$421	$(26)	$421
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$(41)	$75	$(70)	$(56)
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

The following table reconciles, for the three and nine months ended September 30, 2024 and 2023, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Beginning balance	$(151)	$(115)	$(134)	$—
Contractual obligations added from the acquisition of Vivint Smart Home	—	—	—	(112)
New contractual obligations	(63)	(33)	(121)	(55)
Settlements	21	21	64	43
Total losses included in earnings	(7)	(1)	(9)	(4)
Ending balance	$(200)	$(128)	$(200)	$(128)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The Company's contracts consist of non-exchange traded contracts valued using prices provided by external sources and exchange-traded contracts with readily available quoted market prices. Beginning in the fourth quarter of 2023 and as of September 30, 2024, the fair value of non-exchange traded contracts were primarily based on consensus pricing provided by independent pricing services. The pricing data was compiled from market makers with longer dated tenors as compared to broker quotes, enhancing reliability and increasing transparency. Prior to the fourth quarter of 2023, the Company valued derivatives based on price quotes from brokers in active markets who regularly facilitate those transactions. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2024, contracts valued with prices provided by models and other valuation techniques made up 4% of derivative assets and 11% of derivative liabilities.
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

The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$38	$27	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$13	$4
Power Contracts	75	138	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	131	41
Capacity Contracts	27	12	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	20	649	207
RECs	31	9	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	245	16
FTRs	15	26	Discounted Cash Flow	Auction Prices ($ per MWh)	(38)	8,434	0
Consumer Financing Program	—	200	Discounted Cash Flow	Collateral Default Rates	0.25%	100.00%	10.90%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.86%
			Discounted Cash Flow	Credit Loss Rates	4.70%	60.00%	13.88%
	$186	$412

	December 31, 2023
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$39	$65	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$15	$3
Power Contracts	197	66	Discounted Cash Flow	Forward Market Price ($ per MWh)	1	210	47
Capacity Contracts	21	33	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	658	285
RECs	58	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	320	15
FTRs	19	37	Discounted Cash Flow	Auction Prices ($ per MWh)	(58)	252	0
Consumer Financing Program	—	134	Discounted Cash Flow	Collateral Default Rates	0.43%	93.30%	8.12%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.95%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	12.57%
	$334	$349

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of September 30, 2024 and December 31, 2023:

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
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2024, the credit reserve resulted in a $2 million decrease primarily within cost of operations. As of December 31, 2023, the credit reserve resulted in a $18 million decrease primarily within cost of operations.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2023 Form 10-K. As of September 30, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.3 billion and NRG held collateral (cash and letters of credit) against those positions of $128 million, resulting in a net exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 30% of the Company's exposure before collateral is expected to roll off by the end of 2025. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	75%
Financial institutions	25
Total as of September 30, 2024	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	59%
Non-investment grade/Non-Rated	41
Total as of September 30, 2024	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has no exposure to wholesale counterparties in excess of 10% of total net exposure as of September 30, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.

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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $890 million for the next five years.
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
As of September 30, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2024, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements. In the first quarter of 2024, the Company entered into interest rate swaps with a total nominal value of $700 million extending through 2029 to hedge the floating rate of the Term Loans. Additionally, as of September 30, 2024, the Company had $1.0 billion of interest rate swaps extending through 2027 to hedge the floating rate of the Vivint Term Loans (as defined in Note 7, Long-term Debt and Finance Leases). In November 2024, in connection with the repayment of the Vivint Term Loans and the increase of the Term Loans, the Company decreased its interest rate swap notional value from $1.7 billion to $700 million.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of September 30, 2024, NRG had foreign exchange contracts extending through 2028. The Company marks these derivatives to market through the consolidated statement of operations.

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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2024 and December 31, 2023. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	September 30, 2024	December 31, 2023
Emissions	Short Ton	1	—
RECs	Certificates	12	12
Coal	Short Ton	11	9
Natural Gas	MMBtu	759	838
Oil	Barrels	1	—
Power	MWh	206	201
Interest	Dollars	1,700	1,000
Foreign Exchange	Dollars	433	548
Consumer Financing Program	Dollars	1,275	1,116

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$2	$12	$1	$—
Interest rate contracts - long-term	—	—	29	8
Foreign exchange contracts - current	4	3	1	4
Foreign exchange contracts - long-term	1	2	1	5
Commodity contracts - current	2,450	3,847	2,234	3,922
Commodity contracts - long-term	1,746	2,291	1,354	1,434
Consumer Financing Program - short-term	—	—	115	93
Consumer Financing Program - long-term	—	—	85	41
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,203	$6,155	$3,820	$5,507
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of September 30, 2024
Interest rate contracts:
Derivative assets	$2	$(2)	$—	$—
Derivative liabilities	(30)	2	—	(28)
Total interest rate contracts	$(28)	$—	$—	$(28)
Foreign exchange contracts:
Derivative assets	$5	$(1)	$—	$4
Derivative liabilities	(2)	1	—	(1)
Total foreign exchange contracts	$3	$—	$—	$3
Commodity contracts:
Derivative assets	$4,196	$(3,224)	$(6)	$966
Derivative liabilities	(3,588)	3,224	166	(198)
Total commodity contracts	$608	$—	$160	$768
Consumer Financing Program:
Derivative liabilities	$(200)	$—	$—	$(200)
Total derivative instruments	$383	$—	$160	$543

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) /Posted	Net Amount
As of December 31, 2023
Interest rate contracts:
Derivative assets	$12	$(8)	$—	$4
Derivative liabilities	(8)	8	—	—
Total interest rate contracts	$4	$—	$—	$4
Foreign exchange contracts:
Derivative assets	$5	$(5)	$—	$—
Derivative liabilities	(9)	5	—	(4)
Total foreign exchange contracts	$(4)	$—	$—	$(4)
Commodity contracts:
Derivative assets	$6,138	$(4,926)	$(74)	$1,138
Derivative liabilities	(5,356)	4,926	145	(285)
Total commodity contracts	$782	$—	$71	$853
Consumer Financing Program:
Derivative liabilities	$(134)	$—	$—	$(134)
Total derivative instruments	$648	$—	$71	$719
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

(In millions)	Three months ended September 30,		Nine months ended September 30,
Unrealized mark-to-market results	2024	2023	2024	2023
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(414)	$(522)	$39	$(1,519)
Reversal of acquired (gain)/loss positions related to economic hedges	(8)	(6)	(3)	4
Net unrealized (losses)/gains on open positions related to economic hedges	(1,208)	475	(319)	(418)
Total unrealized mark-to-market (losses) for economic hedging activities	(1,630)	(53)	(283)	(1,933)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(1)	—	(1)	11
Net unrealized (losses)/gains on open positions related to trading activity	(4)	(1)	1	13
Total unrealized mark-to-market (losses)/gains for trading activity	(5)	(1)	—	24
Total unrealized (losses) - commodities and foreign exchange	$(1,635)	$(54)	$(283)	$(1,909)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Total impact to statement of operations - interest rate contracts	$(49)	$8	$(31)	$32
Unrealized gains/(losses) included in revenues - commodities	$3	$(71)	$32	$120
Unrealized (losses)/gains included in cost of operations - commodities	(1,633)	8	(321)	(2,024)
Unrealized (losses)/gains included in cost of operations - foreign exchange	(5)	9	6	(5)
Total impact to statement of operations - commodities and foreign exchange	$(1,635)	$(54)	$(283)	$(1,909)
Total impact to statement of operations - Consumer Financing Program	$(7)	$(1)	$(9)	$(4)
The reversals of acquired loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the nine months ended September 30, 2024, the $319 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in power prices.
For the nine months ended September 30, 2023, the $418 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas and power prices in the East and West.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that are in a net liability position as of September 30, 2024 was $444 million. The Company is also party to certain marginable agreements under which it has net liability position, but the counterparty has not called for the collateral due, which was approximately $31 million as of September 30, 2024. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $27 million of additional collateral would be required for all contracts with credit rating contingent features as of September 30, 2024.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	September 30, 2024	December 31, 2023	Interest rate %
Recourse debt:
Senior Notes, due 2027	$375	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Convertible Senior Notes, due 2048(a)	232	575	2.750
Senior Secured First Lien Notes, due 2024	—	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Term Loan, due 2031	871	—	SOFR + 2.000
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	8,148	8,220
Non-recourse debt:
Vivint Senior Notes, due 2029	800	800	5.750
Vivint Senior Secured Notes, due 2027	600	600	6.750
Vivint Senior Secured Term Loan, due 2028	1,310	1,320	SOFR + 2.750
Subtotal all Vivint non-recourse debt	2,710	2,720
Subtotal long-term debt (including current maturities)	10,858	10,940
Finance leases	11	19	various
Subtotal long-term debt and finance leases (including current maturities)	10,869	10,959
Less current maturities	(258)	(620)
Less debt issuance costs	(60)	(60)
Discounts	(129)	(146)
Total long-term debt and finance leases	$10,422	$10,133
(a)As of the ex-dividend date of November 1, 2024, the Convertible Senior Notes were convertible at a price of $40.94, which is equivalent to a conversion rate of approximately 24.4241 shares of common stock per $1,000 principal amount
Recourse Debt
Issuance of 2029 Senior Notes, 2033 Senior Notes and 2034 Senior Notes
On October 30, 2024, the Company issued $1.9 billion in aggregate principal amount of senior unsecured notes, consisting of (i) $925 million aggregate principal amount of 6.000% senior unsecured notes due 2033 (the “2033 Notes”) and (ii) $950 million aggregate principal amount of 6.250% senior notes due 2034 (the “2034 Notes” and, together with the 2033 Notes, the “Notes”). In addition, on October 30, 2024, the Company issued $798 million aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “New NRG 5.750% Senior Notes due 2029”) in connection with the Company’s previously announced offer to exchange. The Notes and the New NRG 5.750% Senior Notes due 2029 are senior unsecured obligations of the Company and are guaranteed by certain of its subsidiaries that guarantee indebtedness under the Senior Credit Facility. Interest on the New NRG 5.750% Senior Notes due 2029 is paid semi-annually beginning on January 15, 2025 until the maturity date of July 15, 2029. Interest on the 2033 Notes is paid semi-annually beginning on February 1, 2025 until the maturity date of February 1, 2033. Interest on the 2034 Notes is paid semi-annually beginning on May 1, 2025 until the maturity date of November 1, 2034.
On October 30, 2024, the Company used the net proceeds from the offering of the Notes, together with the net proceeds of its new incremental term loan B in an aggregate principal amount of $450 million, and cash on hand, to pay the cash tender price for any and all of APX Group, Inc.’s 6.750% Senior Secured Notes due 2027 and to repay the APX Group, Inc.'s secured term loans in an outstanding aggregate principal amount of approximately $1.3 billion under its senior secured credit agreement. In addition, on October 31, 2024, the Company used the net proceeds from the offering of the Notes to redeem all of its outstanding 6.625% Senior Notes due 2027, of which $375 million aggregate principal amount was outstanding. Any remaining net proceeds from the offering will be used to pay the transaction fees, expenses and premiums, to refinance outstanding debt and for general corporate purposes.
Senior Credit Facility
Term Loan B Incurrence
On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment to the Second Amended and Restated Credit Agreement (the “Eighth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent (the “Agent”) and as collateral agent, and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), in order to (i) establish a new term loan B facility with borrowings of $875 million in aggregate principal amount (the “Existing Term Loan B Facility” and the loans thereunder, the “Term Loans”) and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Term Loans were used to repay a portion of the Company’s Convertible Senior Notes, all of the Company’s 3.750% senior secured first lien notes due 2024 and for general corporate purposes.
At the Company’s election, the Term Loans bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Credit Agreement) (after giving effect to any floor applicable to Term SOFR) plus 1.00%, in each case, plus a margin of 1.00% or (2) Term SOFR (as defined in the Credit Agreement) (which shall not be less than 0.00%) for a one-, three- or six-month interest period (or such other period as agreed to by the Agent and the lenders, as selected by the Company), plus a margin of 2.00%.
On October 30, 2024, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the Eleventh Amendment to the Second Amended and Restated Credit Agreement (the “Eleventh Amendment”) with, among others, the Agent and certain financial institutions, as lenders, which amended the Credit Agreement in order to include a new incremental term loan B in an aggregate principal amount of $450 million (the “Incremental Term Loan B Facility” and the loans thereunder, the “Incremental Term Loans”) which Incremental Term Loan B Facility is fungible for U.S. federal tax purposes with the Existing Term Loan B Facility. The proceeds from the Incremental Term Loans, together with the proceeds of the Notes, were used to repay all loans and other amounts outstanding under APX’s senior secured credit agreement and to fund the working capital needs and other general corporate purposes of the Company and its subsidiaries.
The terms of the Incremental Term Loan B Facility (including pricing) are identical to those applicable to, and the Incremental Term Loans constitute the same class of term loans as, the Company’s Existing Term Loan B Facility. At the Company’s election, the Incremental Term Loans bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Credit Agreement), plus 1.00%, in each case, plus a margin of 1.00%, or (2) Term SOFR (as defined in the Credit Agreement) (which will not be less than 0.00%) for a one-, three- or six-month interest period (or such other period as agreed to by the Agent and the lenders, as selected by the Company), plus a margin of 2.00%.
The Existing Term Loan B Facility and the Incremental Term Loan B Facility are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s Revolving Credit Facility and are secured on a first lien basis by substantially all of the Company’s and such subsidiaries’ assets, in each case, subject to certain customary exceptions and limitations set forth in the Credit Agreement.
The Existing Term Loan B Facility and Incremental Term Loan B Facility have a final maturity date of April 16, 2031 and amortize at a rate of 1% per annum in equal quarterly installments (subject to any adjustments to such amortization payments to ensure that such Incremental Term Loan B Facility is fungible for U.S. federal tax purposes with the Company’s Existing Term Loan B Facility). If an event of default occurs under the Existing Term Loan B Facility or the Incremental Term Loan B Facility, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods. The Term Loan Facility and the Incremental Term Loan B Facility also provide for customary asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, and other matters that are customary for similar term loan B facilities.

Revolving Credit Facility
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement (the “Ninth Amendment”) to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028.
On October 30, 2024, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the Tenth Amendment to the Second Amended and Restated Credit Agreement (the "Tenth Amendment") with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (the “Credit Agreement”), in order to (i) extend the maturity date of its revolving credit facility to October 30, 2029 and (ii) make certain other amendments to the Credit Agreement.
2048 Convertible Senior Notes
As of October 1, 2024, the Company's Convertible Senior Notes are convertible during the quarterly period ending December 31, 2024 due to the satisfaction of the Common Stock Sale Price Condition (as defined below). As of September 30, 2024, the Convertible Senior Notes are convertible into cash or a combination of cash and the Company’s common stock at a price of $41.11 per common share, which is the equivalent to a conversion rate of approximately 24.3220 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The settlement method is at the Company's election. The net carrying amounts of the Convertible Senior Notes as of September 30, 2024 and December 31, 2023 were $231 million and $572 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders under certain circumstances. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, including, among others, during any calendar quarter (and only during such calendar quarter) if the last reported sales price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the "Common Stock Sale Price Condition"). Thereafter during specified periods as follows:
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
The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2024	2023	2024	2023
Contractual interest expense	$1	$4	$7	$12
Amortization of deferred finance costs	—	—	1	1
Total	$1	$4	$8	$13

Effective Interest Rate	0.76%	0.76%	2.31%	2.28%
Repurchases
During the nine months ended September 30, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Term Loans, as detailed in the table below. For the nine months ended September 30, 2024, a $260 million loss on debt extinguishment was recorded.

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
Receivables Securitization Facilities
On June 21, 2024, NRG Receivables LLC (“NRG Receivables”), an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 20, 2025, (ii) increase the aggregate commitments from $1.4 billion to $2.3 billion (adjusted seasonally) and (iii) add a new originator. As of September 30, 2024, there were no outstanding borrowings and there were $1.5 billion in letters of credit issued.
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
3.750% Senior Secured First Lien Note due 2024 Repayment
On June 17, 2024, the Company repaid $600 million in aggregate principal amount of its 3.750% Senior Secured First Lien Notes due 2024.
6.625% Senior Notes due 2027 Repayment
On October 31, 2024, the Company used the net proceeds from the offering of the Notes to redeem all of its outstanding 6.625% Senior Notes due 2027, of which $375 million aggregate principal amount was outstanding.
Non-recourse Debt
Vivint Secured Notes Tender Offer
On October 30, 2024, in connection with APX Group, Inc.'s previously announced offer to purchase for cash (the "Tender Offer") any and all of APX Group, Inc.'s outstanding 6.750% senior secured notes due 2027 (the “Vivint 6.750% Senior Secured Notes due 2027”), APX Group, Inc. purchased $589 million of the Vivint 6.750% Senior Secured Notes due 2027 that had been validly tendered. On October 30, 2024, APX Group, Inc. notified the trustee for the Vivint 6.750% Senior Secured Notes due 2027 of its election to redeem the $11 million of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding following the Tender Offer on November 8, 2024. The redemption price for such remaining Vivint 6.750% Senior Secured Notes due 2027 was equal to the total consideration paid in connection with the Tender Offer.
Vivint Unsecured Notes Exchange Offer
In connection with the Company’s previously announced offer to exchange (the "Exchange Offer") any and all outstanding 5.750% Senior Notes due 2029 (the “Vivint 5.750% Senior Notes due 2029”) issued by APX Group, Inc. for the New NRG 5.750% Senior Notes due 2029 and cash, NRG accepted tenders with respect to $798 million aggregate principal amount of the Vivint 5.750% Senior Notes due 2029 that were tendered on or prior to the early tender date.
On October 30, 2024, the Company issued the New NRG 5.750% Senior Notes due 2029 in an aggregate principal amount of $798 million. The New NRG 5.750% Senior Notes due 2029 are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries that guarantee indebtedness under the Senior Credit Facility.
Vivint Term Loan Repricing
On April 10, 2024, the Company’s wholly-owned indirect subsidiary, Vivint, entered into Amendment No. 2 (the "Second Amendment") to the Second Amended and Restated Credit Agreement dated as of June 9, 2021 (the “Vivint Credit Agreement”) with, among others, Bank of America, N.A. as administrative agent (the “Vivint Agent”), and certain financial institutions, as lenders, which amended the Vivint Credit Agreement in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other modifications to the Vivint Credit Agreement as set forth therein.
At Vivint’s election, the Vivint Term Loans bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Vivint Credit Agreement), (after giving effect to any floor applicable to Term SOFR) plus 1.00%, in each case, plus a margin of 1.75%, or (2) Term SOFR (as defined in the Vivint Credit Agreement) (which Term SOFR shall not be less than 0.50%) for a one-, three- or six-month interest period (or such other period as agreed to by the Vivint Agent and the lenders, as selected by Vivint), plus a margin of 2.75%.
On October 30, 2024, the Company repaid in full the outstanding Vivint Term Loans and terminated the revolving credit facility under the Vivint Credit Agreement.

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
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Accounts receivable and Other current assets	$2,457	$1,541
Current liabilities	154	153
Net assets	$2,303	$1,388

Note 9 — Changes in Capital Structure
As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2023	650,000	267,330,470	(59,199,520)	208,130,950
Shares issued under LTIPs	—	1,836,827	—	1,836,827
Shares issued under ESPP	—	—	145,562	145,562
Shares repurchased	—	—	(5,181,424)	(5,181,424)
Partial settlement of Capped Call Options	—	—	(2,588)	(2,588)
Retirement of treasury stock	—	(5,111,012)	5,111,012	—
Balance as of September 30, 2024	650,000	264,056,285	(59,126,958)	204,929,327
Shares issued under LTIPs	—	64,861	—	64,861
Shares issued under ESPP	—	—	96,508	96,508
Shares repurchased	—	—	(2,524,323)	(2,524,323)
Retirement of treasury stock	—	(2,064,950)	2,064,950	—
Balance as of October 31, 2024	650,000	262,056,196	(59,489,823)	202,566,373

Common Stock
Share Repurchases
The Company's long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. In June 2023, NRG announced an increase to its existing share repurchase authorization to $2.7 billion, to be executed through 2025. In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization. As of October 31, 2024, $2.0 billion is remaining under the $3.7 billion authorization. The following table summarizes the share repurchases made under the $3.7 billion authorization through October 31, 2024:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(b)	950
Total Share Repurchases during 2023	22,730,940		1,150	(a)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(b)	—
Open market repurchases(c)	4,018,194	$79.26	319
Total Share Repurchases during the nine months ended September 30, 2024	5,181,424		$319	(d)
Open market repurchases October 1, 2024 through October 31, 2024	2,524,323	$89.23	225
Total Share Repurchases under the $3.7 billion authorization	30,436,687	$55.65	$1,694
(a)Excludes $10 million accrued for excise tax owed as of December 31, 2023
(b)Under the November 6, 2023 ASR, the Company received a total of 18,839,372 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(c)Includes $3 million accrued as of September 30, 2024
(d)Excludes $3 million accrued for estimated excise tax owed as of September 30, 2024
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock based on volume-weighted average prices. The Company received 17,676,142 shares in the fourth quarter of 2023, which were recorded in treasury stock at fair value based on the closing prices of $833 million, with the remaining $117 million recorded in additional paid-in-capital, representing the value of the forward contracts to purchase additional shares. During the first quarter of 2024, the Company received an additional 1,163,230 shares pursuant to the ASR agreements. Upon receipt of the final shares, the Company transferred the $117 million from additional paid-in-capital to treasury stock.
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
NRG Common Stock Dividends
During the first quarter of 2024, NRG increased the annual dividend to $1.63 from $1.51 per share. A quarterly dividend of $0.4075 per share was paid on the Company's common stock during the three months ended September 30, 2024. On October 11, 2024, NRG declared a quarterly dividend on the Company's common stock of $0.4075 per share, payable on November 15, 2024 to stockholders of record as of November 1, 2024. Beginning in the first quarter of 2025, NRG will increase the annual dividend by 8% to $1.76 per share. The Company expects to target an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Retirement of Treasury Stock
During the nine months ended September 30, 2024, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
Shares retired during the first quarter of 2024	1,163,230	$32.67	$38
Shares retired during the second quarter of 2024	1,114,400	33.84	38
Shares retired during the third quarter of 2024	2,833,382	35.40	100
Total shares retired during the nine months ended September 30, 2024	5,111,012		$176
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of $41.11 per share, subject to certain adjustments, which correspond to the conversion price of the Convertible Senior Notes as of September 30, 2024. The Capped Calls have a cap price of $249.00 per share, subject to certain adjustments, and effectively lock in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The options will expire on June 1, 2025 if not exercised. The Capped Calls are separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity. The option price of $257 million incurred in connection with the Capped Calls, of which $253 million was recorded as a reduction to additional paid-in capital and a $4 million loss was recorded to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. The option price will be payable upon the earlier of settlement and expiration of the applicable Capped Calls.
Preferred Stock
Series A Preferred Stock Dividends
During the quarters ended March 31, 2024 and September 30, 2024, the Company declared and paid semi-annual 10.25% dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Note 10 — (Loss)/Income Per Share
Basic (loss)/income per common share is computed by dividing net (loss)/income less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted (loss)/income per share is computed in a manner consistent with that of basic (loss)/income per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic (loss)/income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period.

NRG's basic and diluted (loss)/income per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Basic (loss)/income per share:
Net (loss)/income	$(767)	$343	$482	$(684)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	38
Net (loss)/income available for common stockholders	$(784)	$326	$431	$(722)
Weighted average number of common shares outstanding - basic	207	230	207	230
(Loss)/income per weighted average common share — basic	$(3.79)	$1.42	$2.08	$(3.14)

Diluted (loss)/income per share:
Net (loss)/income	$(767)	$343	$482	$(684)
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	38
Net (loss)/income available for common stockholders	$(784)	$326	$431	$(722)
Weighted average number of common shares outstanding - basic	207	230	207	230
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	2	3	—
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	—	—	3	—
Weighted average number of common shares outstanding - dilutive	207	232	213	230
(Loss)/income per weighted average common share — diluted	$(3.79)	$1.41	$2.02	$(3.14)
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted (loss)/income per share:

	Three months ended September 30,		Nine months ended September 30,
(In millions of shares)	2024	2023	2024	2023
Equity compensation plans	5	—	—	6
Potential share settlement of the Convertible Senior Notes	3	—	—	—
Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus. Vivint Smart Home operations are reported within the Vivint Smart Home segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of the Company's segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and allocation of capital, as well as net (loss)/income. The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company’s 2023 Form 10-K.

	Three months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue	$3,301	$2,600	$833	$499	$—	$(10)	$7,223
Depreciation and amortization	81	39	23	198	11	—	352
Gain on sale of assets	—	—	208	—	—	—	208
Equity in earnings of unconsolidated affiliates	—	—	6	—	—	—	6
(Loss)/income before income taxes	(1,056)	89	148	(37)	(158)	—	(1,014)
Net (loss)/income	$(1,056)	$88	$148	$(29)	$82	$—	$(767)

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue	$3,686	$2,809	$978	$478	$—	$(5)	$7,946
Depreciation and amortization	84	39	24	203	9	—	359
Equity in earnings of unconsolidated affiliates	—	—	6	—	—	—	6
Income/(loss) before income taxes	463	314	(205)	(24)	(140)	—	408
Net income/(loss)	$463	$316	$(168)	$(4)	$(264)	$—	$343

	Nine months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue	$8,297	$8,647	$2,962	$1,434	$—	$(29)	$21,311
Depreciation and amortization	240	117	96	561	31	—	1,045
Impairment losses	—	—	15	—	—	—	15
(Loss)/gain on sale of assets	(4)	—	213	—	—	—	209
Equity in earnings of unconsolidated affiliates	—	—	13	—	—	—	13
Loss on debt extinguishment	—	—	—	—	260	—	260
Income/(loss) before income taxes	259	1,116	69	(59)	(652)	—	733
Net income/(loss)	$259	$1,116	$90	$(51)	$(932)	$—	$482

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Eliminations	Total
Revenue	$8,235	$9,488	$3,244	$1,070	$—	$(21)	$22,016
Depreciation and amortization	257	122	73	442	27	—	921
Gain on sale of assets	—	202	—	—	—	—	202
Equity in earnings of unconsolidated affiliates	—	—	16	—	—	—	16
Income/(loss) before income taxes	1,532	(1,188)	(684)	(86)	(440)	—	(866)
Net income/(loss)	$1,532	$(1,187)	$(601)	$(66)	$(362)	$—	$(684)
(a)Includes results of operations following the acquisition date of March 10, 2023

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2024	2023	2024	2023
(Loss)/Income before income taxes	$(1,014)	$408	$733	$(866)
Income tax (benefit)/expense	(247)	65	251	(182)
Effective income tax rate	24.4%	15.9%	34.2%	21.0%
For the three months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the nine months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences.

For the three months ended September 30, 2023, the effective tax rate was lower than the statutory rate of 21%, primarily due to a decrease in state tax expense resulting from a decrease in year-to-date financial statement losses. For the nine months ended September 30, 2023, the effective tax rate approximated the statutory rate of 21%, which includes the impact of state and foreign taxes.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow excluding of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed guidance. As of September 30, 2024, there is no impact on the Company’s provision for income taxes from the CAMT.
Uncertain Tax Benefits
As of September 30, 2024, NRG had a non-current tax liability of $70 million for uncertain tax benefits from positions taken on various federal and state income tax returns inclusive of accrued interest. For the nine months ended September 30, 2024, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of September 30, 2024, NRG had cumulative interest and penalties related to these uncertain tax benefits of $4 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1	$2	$2
Ivanpah(a)	12	15	37	70
Midway-Sunset	1	—	3	2
Total	$14	$16	$42	$74
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of September 30, 2024, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
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
Variable Price Case
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) — XOOM Energy is a defendant in a putative class action lawsuit pending in New York, alleging that XOOM Energy promised that consumers would pay the same or less than they would have paid if they stayed with their default utility or previous energy supplier. The Court denied XOOM's motion for summary judgment and granted class certification. The Second Circuit denied XOOM's request to appeal the class certification grants. XOOM prevailed in its challenge to Mirkin's expert reports. The Court granted XOOM's motion to exclude both reports on damages. As a result, Mirkin has no method to establish damages for its class. The Court asked for further briefing on whether class certification can stand in light of the recent ruling. This matter was known and accrued for at the time of the XOOM acquisition.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the Plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving to the case to the Southern District of Texas. The parties are proceeding with written discovery; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed. The Sixth Circuit found that Dickson has standing and reversed the trial court's dismissal of the case. The matter is back at the trial court. The parties conducted fact and expert discovery and Direct Energy submitted its motion for summary judgment in August 2024.
Sales Practice Lawsuit
A Vivint Smart Home competitor has made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020, went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home has fully briefed the appeal and oral argument is expected in early 2025. While Vivint Smart Home believes the CPI jury verdict is not legally or factually supported and is pursuing an appeal, there can be no assurance that such defense efforts will be successful.
Patent Infringement Lawsuit
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. The Company does not believe the verdict is legally supported and is pursuing appellate remedies along with any other legal options available. This matter was known and accrued for at the time of the Vivint Smart Home acquisition.
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
Winter Storm Uri Lawsuits
The Company has been named in certain property damage and wrongful death claims that have been filed in connection with Winter Storm Uri in its capacity as a generator and a REP. Most of the lawsuits related to Winter Storm Uri are consolidated into a single multi-district litigation matter in Harris County District Court. NRG's REPs have since been dismissed from the multi-district litigation. As a power generator, the Company is named in various cases with claims ranging from: wrongful death; personal injury only; property damage and personal injury; property damage only; and subrogation. The First Court of Appeals conditionally granted the generators' mandamus relief, ordering the trial court to grant the generator defendants' Motion to Dismiss. The plaintiffs challenged the ruling and the matters are stayed pending appeals by the various parties. The Company intends to vigorously defend these matters.

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
New York State Public Service Commission ("NYSPSC") - Notice of Apparent Violation — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited ESCO's offers for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. The order effectively limited ESCO offers to natural gas customers to only the guaranteed savings and capped fixed term compliant products because no equivalent renewable energy product exists for natural gas. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG's retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. Among other items, the notices allege that the NRG suppliers did not transition existing residential customers to one of the three compliant products authorized by the NYSPSC following the effective date of the order. NRG responded to the notices in February 2024. The Company believes it has complied with the Retail Reset Order and does not agree with the NYSPSC's assertions made in the notice. The outcome of this process has the potential to negatively impact the retail business in New York.

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
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule required states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The Company anticipates that the new U.S. presidential administration will revisit this rule.
Cross-State Air Pollution Rule ("CSAPR") — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA promulgated this rule. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and several other states. On June 27, 2024, the U.S. Supreme Court stayed the final rule in the 11 states where the rule had not already been stayed. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard is 2027. Twenty-three states have challenged this rule in the D.C. Circuit. Accordingly, the outcome of this rulemaking is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the United States Court of Appeals. The outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
Byproducts
In 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Close Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residual ("CCR") management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.

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
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2024 and 2023. Also refer to NRG's 2023 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, sits at the intersection of energy and home services. NRG is a leading energy and home services company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the U.S. and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8 million residential consumers in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of September 30, 2024.
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
State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill 1 into law, which restricts the competitive retail electric and natural-gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law take effect January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved pursuant to a process to be established and run by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespersons. The law states that it does not impair existing contracts. On October 1, 2024, Green Mountain Energy Company, a subsidiary of NRG, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of Senate Bill 1.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments, see Note 15, Regulatory Matters.
Texas
Public Utility Commission of Texas’ Actions with Respect to Wholesale Pricing and Market Design — The PUCT continues to analyze and implement multiple options for promoting increased reliability in the wholesale electric market, including the adoption of a reliability standard for resource adequacy and market-based mechanisms to achieve this standard. The Commission adopted a reliability standard that became effective in September 2024. In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). The Texas Legislature also directed the PUCT to implement additional market design changes such as the creation of a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. The PUCT directed ERCOT to implement DRRS as a standalone product which will delay implementation until 2026 or 2027.
Texas Energy Fund — Through Senate Bill 2627, the Texas Legislature created the Texas Energy Fund, which received voter approval in November 2023, and will provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT adopted a rule in March 2024, which establishes the application and participation requirements and the process by which the Texas Energy Fund loan proceeds for dispatchable generation in ERCOT will be distributed. The initial window for submitting loan applications was opened on June 1, 2024 and closed on July 27, 2024. NRG, through its subsidiaries, filed for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. The PUCT also adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements. Applications for completion bonus grants can be submitted beginning in January 2025. Availability of grant funds may be impacted by the 10,000 MW collective cap on the ERCOT loan and grant program.
On August 29, 2024, the PUCT approved a portfolio of projects to move into a due diligence process with its third-party administrator. NRG THW GT LLC's 415 MW gas peakers, which is projected to become commercially operational by May 1, 2026, was among the projects selected to move into diligence, and that process is underway. Approximately 8,500 MW of projects are currently approved to undergo due diligence.
Real-time Co-optimization of Energy and Ancillary Services ("RTC") – ERCOT is progressing with a multi-year project to upgrade their systems to co-optimize the dispatch of energy and ancillary services in real-time. The RTC project will also replace the Operating Reserve Demand Curve with demand curves for each ancillary service product which will act as the primary scarcity pricing mechanism when energy or ancillary services are in shortage. ERCOT anticipates commencing market trials for testing the RTC project in Spring 2025 with production to go-live in late 2025.
Supreme Court of Texas Ruling on Pricing during Winter Storm Uri — On June 14, 2024, the Supreme Court of Texas issued an order affirming the validity of two orders issued by the PUCT on February 15 and 16, 2021, respectively, governing scarcity pricing in the ERCOT wholesale electricity market during Winter Storm Uri. The Supreme Court's order reversed the judgment of the Third Court of Appeals, which held that the PUCT exceeded its statutory authority by ordering the market price of energy to be set at the high system wide offer cap due to scarcity conditions as a result of firm load shed occurring in ERCOT. In addition to holding that the PUCT's orders were consistent with the agency's statutory authority, the Supreme Court of Texas's order found that the PUCT had substantially complied with the Administrative Procedure Act's procedural rulemaking requirements.
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
PJM
Revisions to PJM Local Deliverability Area Reliability Requirement — The Base Residual Auction ("BRA") for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of Locational Deliverability Area ("LDA") Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the Local Deliverability Area Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. On March 12, 2024, the court vacated the portion of the FERC orders that allow PJM to apply the Local Deliverability Area Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition seeking confirmation as to the capacity commitments rules for the 2024/2025 auction. On April 22, 2024, multiple parties filed a complaint seeking to find the revised rate unjust and unreasonable and implement rates consistent with FERC's February 2023 decision, which was denied on July 9, 2024. Those parties filed an appeal to the Court of Appeals for the D.C. Circuit on November 5, 2024.
On May 6, 2024, FERC directed PJM to recalculate the 2024/2025 auction results under the Initial LDA Reliability Requirement rules, and further directed PJM to rerun the Third Incremental Auction. PJM published the revised BRA and Third Incremental Auction results on May 8, 2024 and May 23, 2024, respectively. On June 14, 2024, multiple parties filed appeals to the Third Circuit Court of Appeals seeking review of the May 6, 2024 FERC orders approving PJM's petition to restore the original capacity commitment rules for PJM to recalculate the 2024/2025 BRA and the rerun of the 2024/2025 BRA. As a result, the capacity for the 2024/2025 delivery year in the Delmarva Power and Light South zone resulted in higher prices. This outcome may change depending upon the disposition of the outstanding complaint and appeals.
PJM Base Residual Auction Revisions and Delay — On April 11, 2023, PJM filed, and FERC subsequently approved, to delay the BRAs for the 2025/2026 to 2028/2029 delivery years. PJM subsequently made a filing at FERC proposing to develop market reforms. FERC ultimately rejected some of those changes and accepted some of those changes. The approved changes were in effect for the 2025/2026 BRA that occurred in July 2024. PJM sought FERC's approval to delay the 2026/2027 BRA until June 2025. The request is pending at FERC.
Changes to RMR in PJM Capacity Auctions — On September 27, 2024, various public interest organizations filed a complaint at FERC against PJM seeking changes to the treatment of RMRs in the capacity market. Any changes approved by FERC could affect capacity prices.
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
Final Rule on Reactive Power Payments — On October 17, 2024, FERC issued its final rule on reactive power, eliminating compensation for a generator’s reactive power within the standard power factor. ISOs must make a compliance filing, but FERC will permit ISO-NE, NYISO, and PJM to request a later effective date. This change affects the payments provided to generators providing reactive power service.
Change to Energy Efficiency in the PJM Capacity Auction — On November 5, 2024, FERC approved PJM’s proposal to terminate compensation paid through the PJM capacity market to energy efficiency resources beginning in the 2026/2027 auction year. However, energy efficiency resources will be counted as a reduction in the PJM load forecast that is the basis of the PJM capacity auction. FERC's action will eliminate wholesale market financial support for utility-run programs authorized by state utility commissions, as well as certain third-party providers of energy efficiency services. NRG's demand-side programming is not significantly affected by the modification.
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
A number of regulations that affect the Company have been and continue to be revised by the EPA, including requirements regarding coal ash, GHG emissions, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions, legal challenges and reconsiderations are resolved. The Company’s environmental matters are described in the Company’s 2023 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 16, Environmental Matters, to the condensed consolidated financial statements of this Form 10-Q and as follows.
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
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The Company anticipates that the new U.S. presidential administration will revisit this rule.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the United States Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA promulgated this rule. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and several other states. On June 27, 2024, the United States Supreme Court stayed the final rule in the 11 states where the rule had not already been stayed. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
MATS — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard is 2027. Twenty three states have challenged this rule in the D.C. Circuit. Accordingly, the outcome of this rulemaking is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
Byproducts
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residual ("CCR") management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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

ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the United States Court of Appeals. The outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Houston Nonattainment for 2008 Ozone Standard — In 2022, the EPA changed the Houston area's classification from Serious to Severe nonattainment for the 2008 Ozone Standard. Accordingly, Texas is required to develop a new control strategy and submit it to the EPA.

Significant Events
The following significant events have occurred during 2024 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Dispositions
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $16 million, resulting in net proceeds of $484 million. The Company recorded a gain on the sale of $208 million within the West/Services/Other region of operations.
Capital Allocation
During the nine months ended September 30, 2024, the Company completed $319 million of open market share repurchases at an average price of $79.26 per share. Through October 31, 2024, an additional $225 million share repurchases were executed at an average price of $89.23 per share. See Note 9, Changes in Capital Structure for additional discussion.
In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization. As of October 31, 2024, $2.0 billion is remaining under the $3.7 billion authorization.
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock. The Company received shares of NRG's common stock on specified settlement dates. The ASR program concluded on March 28, 2024, with total of 18,839,372 shares received at an average price of $50.43 per share.
In the first quarter of 2024, NRG increased the annual common stock dividend to $1.63 from $1.51 per share, representing an 8% increase from 2023. Beginning in the first quarter of 2025, NRG will increase the annual dividend by 8% to $1.76 per share. The Company expects to target an annual dividend growth rate of 7-9% per share in subsequent years.
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

During the nine months ended September 30, 2024, the Company repurchased $343 million in aggregate principal amount of its Convertible Senior Notes, for $603 million, which included the payment of $3 million of accrued interest, using cash on hand and a portion of the proceeds from the Term Loans. For further discussion, see Note 7, Long-term Debt and Finance Leases.
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
During the second quarter of 2024, the Company repaid $600 million in aggregate principal amount of its 3.750% Senior Secured First Lien Notes due 2024.
Debt Refinancing Transactions
In the fourth quarter of 2024, the Company entered into the following debt transactions:

Sources		Uses
Issuance by NRG of 6.000% Senior Notes due 2033	$925 million	Repayment of the Vivint Senior Secured Term Loan B	$1.310 billion
Issuance by NRG of 6.250% Senior Notes due 2034	$950 million	Cash tender offer for Vivint 6.750% Senior Secured Notes due 2027(a)	$600 million
Exchange offer for New NRG 5.750% Senior Notes due 2029	$798 million	Exchange offer for Vivint 5.750% Senior Notes due 2029(b)	$798 million
Incremental Term Loan B issued by NRG	$450 million	Repayment of NRG 6.625% Senior Notes due 2027	$375 million
Cash on hand	$5 million	Estimated transactions fees, expenses and premiums	$45 million
Total	$3.128 billion	Total	$3.128 billion
(a)On October 30, 2024, APX Group, Inc. delivered a notice of redemption with respect to the Vivint 6.750% Senior Secured Notes due 2027 to redeem the $11 million of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding following the Tender Offer on November 8, 2024
(b)On November 4, 2024, APX Group, Inc. delivered a notice of redemption with respect to the Vivint 5.750% Senior Notes due 2029 to redeem the approximate $2 million of the Vivint 5.750% Senior Notes due 2029 that remained outstanding following the Exchange Offer on November 14, 2024
As part of the above transactions, the Company entered into the Tenth Amendment and Eleventh Amendment to the Credit Agreement to (i) increase the term loan B in an aggregate principal balance of $450 million, (ii) make certain other amendments to the Credit Agreement and (iii) extend the maturity date of its revolving credit facility to October 30, 2029. For further discussion on these amendments and the debt transactions in the table above, see Note 7, Long-term Debt and Finance Leases.
Operations
NRG has entered into a definitive partnership agreement with Renew Home, a leading Virtual Power Plant platform ("VPP") formed by the combination of Google's Nest Renew and OhmConnect. This first-of-its-kind commercial partnership reinforces NRG's customer focus and brings to market unique products and services which will help customers save money while enjoying the benefits of a seamless energy and smart home experience. Leveraging Google Cloud's AI and cloud platforms, NRG and Renew Home plan to develop a VPP portfolio of up to 1 GW of load management capacity, with instantaneous dispatch value during peak events and tight supply conditions. Participating customers will enroll in an NRG branded energy plan and will be eligible for favorable rates on Vivint Smart Home services and additional products. The partnership will initially focus in Texas, with Renew Home supporting upfront customer acquisition costs and Google Nest integration.
A component of the Company's strategy is to procure mid to long-term generation through power purchase agreements. NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which all are operational as of September 30, 2024. The average tenure of these agreements is eleven years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW procured through Renewable PPAs may be impacted by contract terminations when they occur.

Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2023 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment, except for the update below:
Load Growth — The electric industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (inclusive of generative artificial intelligence ("gen AI")). The U.S. Energy Information Administration's 2023 Annual Energy Outlook, combined with external forecasts of gen AI, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 86 GW in 2024 to 137 GW in 2028. This load growth will require significant planning and construction of new generation and transmission. ERCOT has announced its New Era of Planning effort to prepare for the possibility of very large and rapid load growth.
Texas Development Priorities
In the third quarter of 2024, the PUCT selected the T.H. Wharton project to move forward in the due diligence process for the Texas Energy Fund. The Company continues to explore its options for the Cedar Bayou 5 and Greens Bayou 6 projects. NRG's shovel ready projects are as follows:

Facility	Fuel Type	Net Generation Capacity (MW)
Cedar Bayou 5	Natural Gas	689
Greens Bayou 6	Natural Gas	448
T.H. Wharton	Natural Gas	415
	Total	1,552
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2024	2023	Change	2024	2023	Change
Revenue
Retail revenue	$6,954	$7,521	$(567)	$20,527	$20,911	$(384)
Energy revenue(a)	128	261	(133)	390	472	(82)
Capacity revenue(a)	47	59	(12)	133	150	(17)
Mark-to-market for economic hedging activities	8	(70)	78	32	96	(64)
Contract amortization	(8)	(5)	(3)	(25)	(24)	(1)
Other revenues(a)(b)	94	180	(86)	254	411	(157)
Total revenue	7,223	7,946	(723)	21,311	22,016	(705)
Operating Costs and Expenses
Cost of fuel	296	400	104	648	790	142
Purchased energy and other cost of sales(c)	4,775	5,585	810	14,723	15,863	1,140
Mark-to-market for economic hedging activities	1,638	(17)	(1,655)	315	2,029	1,714
Contract and emissions credit amortization(c)	(3)	(12)	(9)	43	78	35
Operations and maintenance	401	335	(66)	1,192	1,076	(116)
Other cost of operations	132	115	(17)	308	301	(7)
Cost of operations (excluding depreciation and amortization shown below)	7,239	6,406	(833)	17,229	20,137	2,908
Depreciation and amortization	352	359	7	1,045	921	(124)
Impairment losses	—	—	—	15	—	(15)
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $55, $36, $144 and $84, respectively, which are included in depreciation and amortization shown separately above)	645	602	(43)	1,739	1,502	(237)
Acquisition-related transaction and integration costs	7	18	11	22	111	89
Total operating costs and expenses	8,243	7,385	(858)	20,050	22,671	2,621
Gain on sale of assets	208	—	208	209	202	7
Operating (Loss)/Income	(812)	561	(1,373)	1,470	(453)	1,923
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	6	—	13	16	(3)
Other income, net	5	14	(9)	38	43	(5)
Loss on debt extinguishment	—	—	—	(260)	—	(260)
Interest expense	(213)	(173)	(40)	(528)	(472)	(56)
Total other expense	(202)	(153)	(49)	(737)	(413)	(324)
(Loss)/Income Before Income Taxes	(1,014)	408	(1,422)	733	(866)	1,599
Income tax (benefit)/expense	(247)	65	312	251	(182)	(433)
Net (Loss)/Income	$(767)	$343	$(1,110)	$482	$(684)	$1,166
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2024 and 2023
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2024 and 2023.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2024	2023	Change %
Texas
ERCOT - Houston(a)	$34.12	$183.49	(81)%
ERCOT - North(a)	34.21	181.72	(81)%

East
NY J/NYC(b)	$44.09	$40.86	8%
NEPOOL(b)	45.87	40.41	14%
COMED (PJM)(b)	38.03	39.38	(3)%
PJM West Hub(b)	49.70	43.27	15%

West
MISO - Louisiana Hub(b)	$30.68	$38.53	(20)%
CAISO - SP15(b)	43.12	67.59	(36)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	Change %
($/MMBtu)	$2.16	$2.55	(15)%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,231	$2,468	$760	$499	$(4)	$6,954
Energy revenue	12	67	52	—	(3)	128
Capacity revenue	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities	—	1	6	—	1	8
Contract amortization	—	(7)	(1)	—	—	(8)
Other revenue(a)	58	31	8	—	(3)	94
Total revenue	3,301	2,600	833	499	(10)	7,223
Cost of fuel	(226)	(44)	(26)	—	—	(296)
Purchased energy and other cost of sales(b)(c)(d)	(1,996)	(2,122)	(625)	(37)	5	(4,775)
Mark-to-market for economic hedging activities	(1,537)	(10)	(90)	—	(1)	(1,638)
Contract and emissions credit amortization	(5)	11	(3)	—	—	3
Depreciation and amortization	(81)	(39)	(23)	(198)	(11)	(352)
Gross margin	$(544)	$396	$66	$264	$(17)	$165
Less: Mark-to-market for economic hedging activities, net	(1,537)	(9)	(84)	—	—	(1,630)
Less: Contract and emissions credit amortization, net	(5)	4	(4)	—	—	(5)
Less: Depreciation and amortization	(81)	(39)	(23)	(198)	(11)	(352)
Economic gross margin	$1,079	$440	$177	$462	$(6)	$2,152
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $960 million, $61 million and $203 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	13,126	4,357	582	—	—	18,065
Business electricity sales volume (GWh)	11,196	12,583	1,973	—	—	25,752
Home natural gas sales volume (MDth)	—	3,464	4,985	—	—	8,449
Business natural gas sales volume (MDth)	—	312,871	36,617	—	—	349,488
Average retail Home customer count (in thousands)(a)	2,946	2,157	755	—	—	5,858
Ending retail Home customer count (in thousands)(a)	2,921	2,132	718	—	—	5,771
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,137	—	2,137
Ending Vivint Smart Home subscriber count (in thousands) (b)	—	—	—	2,154	—	2,154
Power generation
GWh sold	8,598	1,521	1,468	—	—	11,587
GWh generated(c)
Coal	5,417	1,040	—	—	—	6,457
Gas	3,181	1	1,467	—	—	4,649
Oil	—	1	—	—	—	1
Renewables	—	—	1	—	—	1
Total	8,598	1,042	1,468	—	—	11,108
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Three months ended September 30, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,489	$2,633	$922	$478	$(1)	$7,521
Energy revenue	51	152	59	—	(1)	261
Capacity revenue	—	64	(4)	—	(1)	59
Mark-to-market for economic hedging activities	—	(60)	(10)	—	—	(70)
Contract amortization	—	(6)	1	—	—	(5)
Other revenue(a)	146	26	10	—	(2)	180
Total revenue	3,686	2,809	978	478	(5)	7,946
Cost of fuel	(300)	(64)	(36)	—	—	(400)
Purchased energy and other cost of sales(b)(c)(d)	(2,359)	(2,385)	(808)	(36)	3	(5,585)
Mark-to-market for economic hedging activities	(42)	244	(185)	—	—	17
Contract and emissions credit amortization	(5)	22	(5)	—	—	12
Depreciation and amortization	(84)	(39)	(24)	$(203)	(9)	(359)
Gross margin	$896	$587	$(80)	$239	$(11)	$1,631
Less: Mark-to-market for economic hedging activities, net	(42)	184	(195)	—	—	(53)
Less: Contract and emissions credit amortization, net	(5)	16	(4)	—	—	7
Less: Depreciation and amortization	(84)	(39)	(24)	(203)	(9)	(359)
Economic gross margin	$1,027	$426	$143	$442	$(2)	$2,036
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.0 billion, $69 million and $207 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	15,034	3,799	531	—	—	19,364
Business electricity sales volume (GWh)	12,116	13,296	2,889	—	—	28,301
Home natural gas sales volume (MDth)	—	3,438	5,064	—	—	8,502
Business natural gas sales volume (MDth)	—	351,154	39,953	—	—	391,107
Average retail Home customer count (in thousands)(a)	2,879	1,880	769	—	—	5,528
Ending retail Home customer count (in thousands)(a)	2,871	1,889	765	—	—	5,525
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,035	—	2,035
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,051	—	2,051
Power generation
GWh sold	11,918	2,837	1,726	—	—	16,481
GWh generated(c)
Coal	5,459	873	—	—	—	6,332
Gas	3,964	600	1,725	—	—	6,289
Nuclear	2,495	—	—	—	—	2,495
Oil	—	5	—		—	5
Renewables	—	—	1	—	—	1
Total	11,918	1,478	1,726	—	—	15,122
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2024
CDDs(a)	1,714	814	1,194
HDDs(a)	—	28	11
2023
CDDs	2,039	817	1,291
HDDs	—	48	4
10-year average
CDDs	1,710	833	1,192
HDDs	3	49	8
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
Gross margin decreased $1.5 billion and economic gross margin increased $116 million during the three months ended September 30, 2024, compared to the same period in 2023.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •a 5%, or $66 million decrease in cost to serve the retail load, driven by lower realized power prices associated with the Company's diversified supply strategy including asset sales in 2023 •an increase in net revenue of $64 million, primarily driven by changes in customer term, product and mix	$130
Lower gross margin due to a decrease in load of 2.3 TWhs, or $74 million, due to weather and a decrease in load of 526 GWhs, or $8 million, driven by a change in customer mix	(82)
Other	4
Increase in economic gross margin	$52
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(1,495)
Decrease in depreciation and amortization	3
Decrease in gross margin	$(1,440)

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of asset retirements	$(3)
Lower electric gross margin due to higher supply costs of $3.50 per MWh, or $67 million, driven primarily by increases in power prices, partially offset by higher net revenue rates as a result of changes in customer term, product and mix of $3.75 per MWh, or $63 million	(4)
Higher electric gross margin due to weather	4
Lower natural gas gross margin from a decrease in load due to customer count and change in customer mix	(12)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower supply costs of $0.45 per Dth, or $151 million, driven primarily by decreases in gas costs, partially offset by lower net revenue rates from changes in customer term, product, and mix of $0.30 per Dth, or $100 million	51
Lower gross margin due to a reduction in realized capacity prices, as well as a prior year reduction in capacity performance penalties resulting from Winter Storm Elliott in December 2022	(30)
Other	8
Increase in economic gross margin	$14
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(193)
Increase in contract amortization	(12)
Decrease in gross margin	$(191)

West/Services/Other

(In millions)
Higher electric gross margin due to lower supply costs of $33.00 per MWh, or $117 million, partially offset by lower revenue rates of $25.00 per MWh, or $88 million	$29
Higher gross margin at Cottonwood due to a prior year reduction in capacity performance bonus payments resulting from Winter Storm Elliott in December 2022, higher capacity revenues and spark spread expansion	15
Lower gross margin at Services primarily due to the sale of Airtron	(7)
Other	(3)
Increase in economic gross margin	$34
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	111
Decrease in depreciation and amortization	1
Increase in gross margin	$146

Vivint Smart Home

(In millions)
Higher gross margin driven by growth in subscribers, or $22 million and higher revenue rates of $2.04 per subscriber, or $14 million, partially offset by lower non-recurring sales revenue of $15 million	$21
Lower gross margin due to recognition of fees associated with licensing products and services	(3)
Other	2
Increase in economic gross margin	$20
Decrease in depreciation and amortization	5
Increase in gross margin	$25

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $1.6 billion during the three months ended September 30, 2024, compared to the same period in 2023.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$—	$4	$9	$1	$14
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized (losses) on open positions related to economic hedges	—	(2)	(3)	—	(5)
Total mark-to-market gains in revenue	$—	$1	$6	$1	$8
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(498)	$96	$(25)	$(1)	$(428)
Reversal of acquired (gain)/loss positions related to economic hedges	(9)	3	(1)	—	(7)
Net unrealized (losses) on open positions related to economic hedges	(1,030)	(109)	(64)	—	(1,203)
Total mark-to-market (losses) in operating costs and expenses	$(1,537)	$(10)	$(90)	$(1)	$(1,638)

	Three months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(8)	$20	$(2)	$10
Net unrealized (losses) on open positions related to economic hedges	—	(52)	(30)	2	(80)
Total mark-to-market (losses) in revenue	$—	$(60)	$(10)	$—	$(70)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(298)	$(142)	$(94)	$2	$(532)
Reversal of acquired (gain)/loss positions related to economic hedges	(11)	11	(6)	—	(6)
Net unrealized gains/(losses) on open positions related to economic hedges	267	375	(85)	(2)	555
Total mark-to-market (losses)/gains in operating costs and expenses	$(42)	$244	$(185)	$—	$17
`
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2024, the $8 million gain in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period. The $1.6 billion loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in power prices, as well as the reversal of previously recognized unrealized gains on contracts that settled during the period.
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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2024 and 2023. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2024	2023
Trading gains/(losses)
Realized	$25	$7
Unrealized	(5)	(1)
Total trading gains	$20	$6

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended September 30, 2024	$170	$102	$61	$67	$1	$401
Three months ended September 30, 2023	131	93	55	57	(1)	335
Operations and maintenance expense increased by $66 million for the three months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase primarily due to the prior year partial property insurance claim for the extended outage at W.A. Parish	$51
Increase in planned major maintenance expenditures primarily associated with the scope of outages at the Texas coal facilities and Cottonwood	35
Increase driven by higher retail operations costs	17
Increase driven by higher Vivint Smart Home operations costs	10
Decrease primarily due to the sale of STP in November 2023	(33)
Decrease driven by a reduction in deactivation and asset retirement expenditures primarily in the East	(10)
Other	(4)
Increase in operations and maintenance expense	$66
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Three months ended September 30, 2024	$80	$46	$4	$2	$132
Three months ended September 30, 2023	78	33	3	1	115
Other cost of operations for the three months ended September 30, 2024 increased by $17 million, when compared to the same period in 2023, due to the following:

(In millions)
Increase due to changes in current year ARO cost estimates at Midwest Generation and Jewett Mine	$17
Increase primarily due to higher retail gross receipt taxes in the East	6
Decrease primarily due to the sale of STP in November 2023	(7)
Increase due to higher insurance premiums	1
Increase in other cost of operations	$17

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Three months ended September 30, 2024	$81	$39	$23	$198	$11	$352
Three months ended September 30, 2023	84	39	24	203	9	359
Depreciation and amortization decreased by $7 million for the three months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Decrease in amortization primarily driven by the expected roll off of the acquired Vivint Smart Home intangibles	$(32)
Increase in amortization of capitalized contract costs	40
Other	(15)
Decrease in depreciation and amortization	$(7)
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended September 30, 2024	$260	$157	$66	$151	$11	$645
Three months ended September 30, 2023	225	144	65	161	7	602
Selling, general and administrative costs increased by $43 million for the three months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase in personnel costs primarily driven by an increase in accruals as part of the Company's annual incentive plan reflecting financial outperformance for the year	$54
Increase in provision for credit losses due to Hurricane Beryl related disconnect moratorium and customer payment behavior	10
Decrease in broker fee and commission expenses	(4)
Decrease in marketing and media expenses	(3)
Decrease due to the sale of STP in November 2023	(3)
Other	(11)
Increase in selling, general and administrative costs	$43
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $7 million and $18 million for the three months ended September 30, 2024 and 2023, respectively, include:

	Three months ended September 30,
(In millions)	2024	2023
Vivint Smart Home integration costs	$4	$2
Other integration costs, primarily related to Direct Energy	3	16
Acquisition-related transaction and integration costs	$7	$18

Gain on Sale of Assets
The gain on sale of assets of $208 million for the three months ended September 30, 2024 was due to the sale of the Airtron business unit.
Interest Expense
Interest expense increased by $40 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to unrealized losses on interest rate swaps for the 2024 period as compared to unrealized gains in the 2023 period.
Income Tax (Benefit)/Expense
For the three months ended September 30, 2024, income tax benefit of $247 million was recorded on pre-tax loss of $1.0 billion. For the same period in 2023, an income tax expense of $65 million was recorded on pre-tax income of $408 million. The effective tax rates were 24.4% and 15.9% for the three months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21% primarily due to the state tax expense. For the same period in 2023, the effective tax rate was lower than the statutory rate of 21% primarily due to a decrease in state tax expense resulting from a decrease in year-to-date financial statement losses.

Management’s discussion of the results of operations for the nine months ended September 30, 2024 and 2023
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2024 and 2023.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2024	2023	Change %
Texas
ERCOT - Houston (a)	$34.09	$89.00	(62)%
ERCOT - North(a)	32.19	87.49	(63)%

East
NY J/NYC(b)	$42.79	$39.43	9%
NEPOOL(b)	42.62	41.87	2%
COMED (PJM)(b)	32.50	33.05	(2)%
PJM West Hub(b)	41.07	38.39	7%

West
MISO - Louisiana Hub(b)	$29.78	$34.54	(14)%
CAISO - SP15(b)	28.17	63.38	(56)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	Change %
($/MMBtu)	$2.10	$2.69	(22)%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$8,101	$8,257	$2,747	$1,434	$(12)	$20,527
Energy revenue	35	194	170	—	(9)	390
Capacity revenue	—	120	16	—	(3)	133
Mark-to-market for economic hedging activities	—	15	14	—	3	32
Contract amortization	—	(23)	(2)	—	—	(25)
Other revenue(a)	161	84	17	—	(8)	254
Total revenue	8,297	8,647	2,962	1,434	(29)	21,311
Cost of fuel	(471)	(98)	(79)	—	—	(648)
Purchased energy and other cost of sales(b)(c)(d)	(5,212)	(7,078)	(2,342)	(108)	17	(14,723)
Mark-to-market for economic hedging activities	(707)	595	(200)	—	(3)	(315)
Contract and emissions credit amortization	(7)	(31)	(5)	—	—	(43)
Depreciation and amortization	(240)	(117)	(96)	$(561)	(31)	(1,045)
Gross margin	$1,660	$1,918	$240	$765	$(46)	$4,537
Less: Mark-to-market for economic hedging activities, net	(707)	610	(186)	—	—	(283)
Less: Contract and emissions credit amortization, net	(7)	(54)	(7)	—	—	(68)
Less: Depreciation and amortization	(240)	(117)	(96)	(561)	(31)	(1,045)
Economic gross margin	$2,614	$1,479	$529	$1,326	$(15)	$5,933
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $2.6 billion, $197 million and $860 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	31,540	11,803	1,722	—	—	45,065
Business electricity sales volume (GWh)	30,936	35,792	7,985	—	—	74,713
Home natural gas sales volume (MDth)	—	33,577	50,027	—	—	83,604
Business natural gas sales volume (MDth)	—	1,118,695	134,310	—	—	1,253,005
Average retail Home customer count (in thousands)(a)	2,949	2,168	761	—	—	5,878
Ending retail Home customer count (in thousands)(a)	2,921	2,132	718	—	—	5,771
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,083	—	2,083
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,154	—	2,154
Power generation
GWh sold	16,913	3,639	4,342	—	—	24,894
GWh generated(c)
Coal	10,353	2,005	—	—	—	12,358
Gas	6,560	1	4,338	—	—	10,899
Oil	—	4	—	—	—	4
Renewables	—	—	4	—	—	4
Total	16,913	2,010	4,342	—	—	23,265
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Nine months ended September 30, 2023
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue	$7,842	$9,007	$2,993	$1,070	$(1)	$20,911
Energy revenue	71	254	147	—	—	472
Capacity revenue	—	154	(3)	—	(1)	150
Mark-to-market for economic hedging activities	—	27	80	—	(11)	96
Contract amortization	—	(24)	—	—	—	(24)
Other revenue(b)	322	70	27	—	(8)	411
Total revenue	8,235	9,488	3,244	1,070	(21)	22,016
Cost of fuel	(596)	(102)	(92)	—	—	(790)
Purchased energy and other cost of sales(c)(d)(e)	(5,017)	(8,091)	(2,679)	(82)	6	(15,863)
Mark-to-market for economic hedging activities	421	(1,750)	(711)	—	11	(2,029)
Contract and emissions credit amortization	(9)	(59)	(10)	—	—	(78)
Depreciation and amortization	(257)	(122)	(73)	$(442)	(27)	(921)
Gross margin	$2,777	$(636)	$(321)	$546	$(31)	$2,335
Less: Mark-to-market for economic hedging activities, net	421	(1,723)	(631)	—	—	(1,933)
Less: Contract and emissions credit amortization, net	(9)	(83)	(10)	—	—	(102)
Less: Depreciation and amortization	(257)	(122)	(73)	(442)	(27)	(921)
Economic gross margin	$2,622	$1,292	$393	$988	$(4)	$5,291
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $2.4 billion, $174 million and $806 million of TDSP expense in Texas, East and West/Services/Other, respectively
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
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home subscribers includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2024
CDDs(a)	3,003	1,277	1,881
HDDs(a)	916	2,676	1,310
2023
CDDs	3,183	1,144	1,866
HDDs	856	2,619	1,417
10-year average
CDDs	2,811	1,225	1,797
HDDs	1,040	3,089	1,306
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
Gross margin increased $2.2 billion and economic gross margin increased $642 million, both of which include intercompany sales, during the nine months ended September 30, 2024, compared to the same period in 2023.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue of $132 million primarily driven by changes in customer term, product and mix •a 4%, or $103 million increase in cost to serve the retail load driven by higher realized power prices associated with the Company's diversified supply strategy including asset sales in 2023	$29
Lower gross margin due to a decrease in load of 1.8 TWhs, or $57 million, due to weather, partially offset by an increase in load of 1.1 TWhs, or $23 million, driven by an increase in customer counts	(34)
Other	(3)
Decrease in economic gross margin	$(8)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(1,128)
Decrease in contract and emissions credit amortization	2
Decrease in depreciation and amortization	17
Decrease in gross margin	$(1,117)

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of the Joliet and Astoria asset retirements	$(20)
Higher electric gross margin due to higher net revenue rates as a result of changes in customer term, product and mix of $1.75 per MWh, or $79 million as well as lower supply costs of $0.75 per MWh, or $37 million, driven primarily by decreases in power prices	116
Higher electric gross margin due to an increase in customer count and a change in customer mix	31
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in lower supply costs of $0.80 per Dth, or $938 million, driven primarily by a decrease in gas costs, partially offset by lower net revenue rates of $0.75 per Dth, or $879 million, from changes in customer term, product, and mix	59
Lower natural gas gross margin from a decrease in load due to customer count and a change in customer mix	(13)
Higher gross margin due to an increase in average realized price at Midwest Generation and tolled facilities, partially offset by higher supply costs	45
Lower gross margin due to a reduction in realized capacity prices, as well as a prior year reduction in capacity performance penalties resulting from Winter Storm Elliott in December 2022	(28)
Other	(3)
Increase in economic gross margin	$187
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	2,333
Decrease in contract amortization	29
Decrease in depreciation and amortization	5
Increase in gross margin	$2,554

West/Services/Other

(In millions)
Higher electric gross margin due to a decrease in supply costs of $21.00 per MWh, or $208 million, and changes in customer mix of $1 million, partially offset by lower revenue rates of $12.00 per MWh, or $118 million	$91
Higher natural gas gross margin due to lower supply costs of $1.22 per Dth, or $224 million, partially offset by lower revenue rates of $1.15 per Dth, or $212 million, and changes in customer mix of $1 million	11
Higher gross margin at Cottonwood driven by spark spread expansion, favorable current year capacity pricing and a prior year reduction in capacity performance bonus payments resulting from Winter Storm Elliott in December 2022	53
Lower gross margin from market optimization activities	(11)
Lower gross margin at Services primarily due to higher costs primarily driven by inventory reserves, partially offset by increased sales	(9)
Other	1
Increase in economic gross margin	$136
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	445
Decrease in contract amortization	3
Increase in depreciation and amortization	(23)
Increase in gross margin	$561

Vivint Smart Home(a)

(In millions)
Increase due to the acquisition of Vivint Smart Home	$289
Higher gross margin driven by growth in subscribers, or $53 million, higher revenue rates of $1.95 per subscriber or $29 million, partially offset by lower non-recurring sales revenue of $27 million	55
Lower gross margin due to recognition of fees associated with licensing products and services	(7)
Other	1
Increase in economic gross margin	$338
Increase in depreciation and amortization	(119)
Increase in gross margin	$219
(a) Includes results of operations following the acquisition date of March 10, 2023

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $1.7 billion during the nine months ended September 30, 2024, compared to the same period in 2023.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Nine months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(28)	$—	$3	$(25)
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	44	14	—	58
Total mark-to-market gains in revenue	$—	$15	$14	$3	$32
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(616)	$628	$55	$(3)	$64
Reversal of acquired loss/(gain) positions related to economic hedges	2	(5)	1	—	(2)
Net unrealized (losses) on open positions related to economic hedges	(93)	(28)	(256)	—	(377)
Total mark-to-market (losses)/gains in operating costs and expenses	$(707)	$595	$(200)	$(3)	$(315)

	Nine months ended September 30, 2023
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(23)	$46	$(8)	$15
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	51	34	(3)	82
Total mark-to-market gains in revenue	$—	$27	$80	$(11)	$96
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$(416)	$(697)	$(429)	$8	$(1,534)
Reversal of acquired loss/(gain) positions related to economic hedges	7	3	(5)	—	5
Net unrealized gains/(losses) on open positions related to economic hedges	830	(1,056)	(277)	3	(500)
Total mark-to-market gains/(losses) in operating costs and expenses	$421	$(1,750)	$(711)	$11	$(2,029)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the nine months ended September 30, 2024, the $32 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $315 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2024 and 2023. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Nine months ended September 30,
(In millions)	2024	2023
Trading gains
Realized	$30	$4
Unrealized	—	24
Total trading gains	$30	$28

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Nine months ended September 30, 2024	$585	$259	$168	$178	$2	$1,192
Nine months ended September 30, 2023	510	261	179	129	(3)	1,076
(a) Includes results of operations following the acquisition date of March 10, 2023
Operations and maintenance expense increased by $116 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase in planned major maintenance expenditures associated with the scope and duration of outages at the Texas coal facilities	$99
Increase primarily due to the prior year partial property insurance claim for the extended outage at W.A. Parish	95
Increase due to the acquisition of Vivint Smart Home in March 2023	36
Increase driven by higher retail operations costs	14
Increase driven by higher Vivint Smart Home operations costs	13
Decrease primarily due to the sale of STP in November 2023	(115)
Decrease driven by a reduction in deactivation and asset retirement expenditures primarily in the East	(29)
Other	3
Increase in operations and maintenance expense	$116

Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Total
Nine months ended September 30, 2024	$187	$104	$11	$6	$308
Nine months ended September 30, 2023	190	98	11	2	301
(a) Includes results of operations following the acquisition date of March 10, 2023
Other cost of operations increased by $7 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase due to changes in current year ARO cost estimates at Midwest Generation and Jewett Mine	$14
Increase in retail gross receipt taxes due to higher revenues in Texas and the East	9
Increase due to higher insurance premiums	8
Decrease primarily due to the sale of STP in November 2023	(22)
Other	(2)
Increase in other cost of operations	$7
Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Total
Nine months ended September 30, 2024	$240	$117	$96	$561	$31	$1,045
Nine months ended September 30, 2023	257	122	73	442	27	921
(a) Includes results of operations following the acquisition date of March 10, 2023
Depreciation and amortization increased by $124 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase in amortization of capitalized contract costs	$123
Increase due to the Vivint Smart Home acquisition in March 2023	93
Decrease in amortization primarily driven by the expected roll off of the acquired Vivint Smart Home intangibles	(74)
Other	(18)
Increase in depreciation and amortization	$124
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Nine months ended September 30, 2024	$622	$435	$187	$460	$35	$1,739
Nine months ended September 30, 2023	545	407	168	363	19	1,502
(a) Includes results of operations following the acquisition date of March 10, 2023

Total selling, general and administrative costs increased by $237 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase due to the Vivint Smart Home acquisition in March 2023	$96
Increase in provision for credit losses primarily due to higher Texas Home retail revenues and customer payment behavior	54
Increase in personnel costs primarily driven by an increase in accruals as part of the Company's annual incentive plan reflecting financial outperformance for the year	52
Increase in marketing and media expenses	29
Increase in equity linked compensation primarily driven by a higher share price in 2024	24
Decrease driven by the sale of STP in November 2023	(9)
Other	(9)
Increase in selling, general and administrative costs	$237
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs were $22 million and $111 million for the nine months ended September 30, 2024 and 2023, respectively, include:

	Nine months ended September 30,
(In millions)	2024	2023
Vivint Smart Home integration costs	$17	$46
Vivint Smart Home acquisition costs	—	38
Other integration costs, primarily related to Direct Energy	5	27
Acquisition-related transaction and integration costs	$22	$111
Gain on Sale of Assets
The gain on sale of assets of $209 million and $202 million for the nine months ended September 30, 2024 and 2023, respectively, included the following:

	Nine months ended September 30,
(In millions)	2024	2023
Sale of the Airtron business unit	$208	$—
Sale of Astoria land and related assets	—	199
Other asset sales	1	3
Gain on sale of assets	$209	$202
Loss on Debt Extinguishment
A loss on debt extinguishment of $260 million was recorded for the nine months ended September 30, 2024, driven by the repurchase of a portion of the Convertible Senior Notes, as further discussed in Note 7, Long-term Debt and Finance Leases.
Interest Expense
Interest expense increased by $56 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the acquisition of Vivint Smart Home in March 2023 and unrealized losses on interest rate swaps for the 2024 period as compared to unrealized gains in the 2023 period.
Income Tax Expense/(Benefit)
For the nine months ended September 30, 2024, an income tax expense of $251 million was recorded on a pre-tax income of $733 million. For the same period in 2023, income tax benefit of $182 million was recorded on pre-tax loss of $866 million. The effective tax rates were 34.2% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences. For the same period in 2023, NRG's effective tax rate approximated the statutory rate of 21%, which includes the impact of state and foreign taxes.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2024 and December 31, 2023, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $6.4 billion and $4.8 billion, respectively, was comprised of the following:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,104	$541
Restricted cash - operating	7	21
Restricted cash - reserves(a)	3	3
Total	1,114	565
Total availability under Revolving Credit Facility and collective collateral facilities(b)	5,330	4,278
Total liquidity, excluding funds deposited by counterparties	$6,444	$4,843
(a) Includes reserves primarily for debt service, performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $8.2 billion and $7.4 billion as of September 30, 2024 and December 31, 2023, respectively

For the nine months ended September 30, 2024, total liquidity, excluding funds deposited by counterparties, increased by $1.6 billion. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2024 were predominantly held in bank deposits.
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

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Note 7, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Revolving Credit Facility, Term Loan Facility, the Receivables Securitization Facilities and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the P-Caps letter of credit facility. The Company's capital structure also included the Vivint Senior Notes, Vivint Senior Secured Notes and Vivint Senior Secured Term-Loan.
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
Sale of Airtron
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $16 million, resulting in net proceeds of $484 million. The Company recorded a gain on the sale of $208 million within the West/Services/Other region of operations.

Debt Refinancing Transactions
In the fourth quarter of 2024, the Company entered into the following debt transactions:

Sources		Uses
Issuance by NRG of 6.000% Senior Notes due 2033	$925 million	Repayment of the Vivint Senior Secured Term Loan B	$1.310 billion
Issuance by NRG of 6.250% Senior Notes due 2034	$950 million	Cash tender offer for Vivint 6.750% Senior Secured Notes due 2027(a)	$600 million
Exchange offer for New NRG 5.750% Senior Notes due 2029	$798 million	Exchange offer for Vivint 5.750% Senior Notes due 2029(b)	$798 million
Incremental Term Loan B issued by NRG	$450 million	Repayment of NRG 6.625% Senior Notes due 2027	$375 million
Cash on hand	$5 million	Estimated transactions fees, expenses and premiums	$45 million
Total	$3.128 billion	Total	$3.128 billion
(a)On October 30, 2024, APX Group, Inc. delivered a notice of redemption with respect to the Vivint 6.750% Senior Secured Notes due 2027 to redeem the $11 million of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding following the Tender Offer on November 8, 2024
(b)On November 4, 2024, APX Group, Inc. delivered a notice of redemption with respect to the Vivint 5.750% Senior Notes due 2029 to redeem the approximate $2 million of the Vivint 5.750% Senior Notes due 2029 that remained outstanding following the Exchange Offer on November 14, 2024
As part of the above transactions, the Company entered into the Tenth Amendment and Eleventh Amendment to the Credit Agreement to (i) increase the term loan B in an aggregate principal balance of $450 million, (ii) make certain other amendments to the Credit Agreement and (iii) extend the maturity date of its revolving credit facility to October 30, 2029. For further discussion on these amendments and the debt transactions in the table above, see Note 7, Long-term Debt and Finance Leases.
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
At the Company’s election, the Term Loans bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Credit Agreement) (after giving effect to any floor applicable to Term SOFR) plus 1.00%, in each case, plus a margin of 1.00% or (2) Term SOFR (as defined in the Credit Agreement) (which Term SOFR shall not be less than 0.00%) for a one-, three- or six-month interest period (or such other period as agreed to by the Agent and the lenders, as selected by the Company), plus a margin of 2.00%.
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to its Revolving Credit Facility to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Convertible Senior Notes
As of October 1, 2024, the Company's Convertible Senior Notes are convertible during the quarterly period ending September 30, 2024 due to the satisfaction of the Common Stock Sale Price Condition. For further discussion, see Note 7, Long-term Debt and Finance Leases.

During the nine months ended September 30, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Term Loans, as detailed in the table below. For the nine months ended September 30, 2024, a $260 million loss on debt extinguishment was recorded.

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
Receivables Securitization Facilities
On June 21, 2024, NRG Receivables, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 20, 2025, (ii) increase the aggregate commitments from $1.4 billion to $2.3 billion (adjusted seasonally) and (iii) add a new originator. As of September 30, 2024, there were no outstanding borrowings and there were $1.5 billion in letters of credit issued.
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
Senior Secured First Lien Note Repayment
During the second quarter of 2024, the Company repaid $600 million in aggregate principal amount of its 3.750% Senior Secured First Lien Notes due 2024.
Vivint Term Loan Repricing
On April 10, 2024, Vivint, entered into the Second Amendment with, among others, the Vivint Agent, and certain financial institutions, as lenders, which amended the Vivint Credit Agreement, in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other modifications to the Vivint Credit Agreement as set forth therein.
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
Liability Management
The Company previously announced it intended to spend approximately $500 million reducing debt during 2024 to maintain its targeted credit metrics. As the Company has updated the 2024 capital allocation plan, NRG's planned spend on reducing debt has been adjusted to $335 million, as NRG believes it will maintain its targeted credit metrics.

Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2024, the Company had total cash collateral outstanding of $449 million and $2.9 billion outstanding in letters of credit to third parties primarily to support its market activities. As of September 30, 2024, total funds deposited by counterparties were $12 million in cash and $275 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices differ from the hedged prices. As of September 30, 2024, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.

Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and growth investments for the nine months ended September 30, 2024, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$142	$13	$57	$212
East	—	2	—	2
West/Services/Other	12	—	1	13
Vivint Smart Home	14	—	4	18
Corporate	12	—	29	41
Total cash capital expenditures for the nine months ended September 30, 2024	$180	$15	$91	$286
Integration operating expenses and cost to achieve	—	—	47	47
Investments	—	—	156	156
Total cash capital expenditures and investments for the nine months ended September 30, 2024	$180	$15	$294	$489

Estimated cash capital expenditures and investments for the remainder of 2024(a)	130	10	96	236
Estimated full year 2024 cash capital expenditures and investments	$310	$25	$390	$725
(a)Excludes capital expenditures related to brownfield development projects that were submitted to the Texas Energy Fund
Investments and Integration for the nine months ended September 30, 2024 include growth expenditures, integration, small book acquisitions and other investments.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2024 through 2028 required to comply with environmental laws will be approximately $93 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.

Share Repurchases
The Company's long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation after debt reduction to be returned to shareholders. In June 2023, NRG announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025 as part of the existing share repurchase authorization. In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization.
During the nine months ended September 30, 2024, the Company completed $319 million of open market share repurchases at an average price of $79.26 per share. Through October 31, 2024, an additional $225 million of share repurchases were executed at an average price of $89.23 per share. As of October 31, 2024, $2.0 billion is remaining under the $3.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2024, NRG increased the annual dividend to $1.63 from $1.51 per share. A quarterly dividend of $0.4075 per share was paid on the Company's common stock during the three months ended September 30, 2024. On October 11, 2024, NRG declared a quarterly dividend on the Company's common stock of $0.4075 per share, payable on November 15, 2024 to stockholders of record as of November 1, 2024. Beginning in the first quarter of 2025, NRG will increase the annual dividend by 8% to $1.76 per share. The Company expects to target an annual dividend growth rate of 7%-9% per share in subsequent years.
Series A Preferred Stock Dividends
During the quarters ended March 31, 2024 and September 30, 2024, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.
Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 27, Guarantees, to the Company's 2023 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $461 million as of September 30, 2024. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2023 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and nine months ended September 30, 2024.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine month ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
(In millions)	2024	2023	Change
Cash provided/(used) by operating activities	$1,354	$(462)	$1,816
Cash provided/(used) by investing activities	163	(2,631)	2,794
Cash (used)/provided by financing activities	(1,041)	1,590	(2,631)

Cash provided/(used) by operating activities
Changes to cash provided/(used) by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$1,108
Increase in operating income/loss adjusted for other non-cash items	636
Increase in working capital primarily due to lower gas pricing coupled with lower gas sales volumes	396
Decrease in working capital primarily driven by capitalized contract costs and deferred revenues	(209)
Decrease in working capital primarily related to the payout of the Company's annual incentive plan in 2024 reflecting financial outperformance for 2023	(115)
$1,816
Cash provided/(used) by investing activities
Changes to cash provided/(used) by investing activities were driven by:

(In millions)
Decrease in cash paid for acquisitions primarily due to the acquisition of Vivint Smart Home in March 2023	$2,469
Increase in proceeds from sale of assets primarily due to the sale of the Airtron business unit in 2024 as compared to the sale of the land and related assets from the Astoria site in 2023	266
Decrease in capital expenditures	207
Decrease in insurance proceeds for property, plant and equipment, net	(170)
Other	22
$2,794
Cash (used)/provided by financing activities
Changes to cash (used)/provided by financing activities were driven by:

(In millions)
Decrease due to repayments of long-term debt and finance leases	$(945)
Decrease in proceeds due to the issuance of preferred stock in 2023	(635)
Decrease in net receipts from settlement of acquired derivatives	(334)
Decrease in proceeds from Revolving Credit Facility and Receivables Securitization Facilities in 2023	(300)
Decrease due to payments for share repurchase activity	(292)
Decrease primarily due to debt extinguishment costs in 2024	(242)
Increase in proceeds due to the issuance of long-term debt	144
Increase in payments of dividends primarily due to preferred stock	(27)
$(2,631)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2024, the Company had domestic pre-tax book income of $827 million and foreign pre-tax book loss of $94 million. As of December 31, 2023, the Company had cumulative U.S. Federal NOL carryforwards of $8.4 billion, of which $6.4 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.4 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $411 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $517 million indefinite carryforward for interest deductions, as well as $317 million of tax credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $215 million in 2024, which includes the estimated impact of the sale of the Airtron business unit. As of September 30, 2024, there is no impact on the Company's provision for income taxes from the CAMT.
As of September 30, 2024, the Company has $66 million of tax-effected uncertain federal and state tax benefits, for which the Company has recorded a non-current tax liability of $70 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.

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
Deferred tax assets and valuation allowance
Net deferred tax balance — As of September 30, 2024 and December 31, 2023, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.4 billion and $2.5 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of September 30, 2024 and December 31, 2023 as discussed below.
NOL Carryforwards — As of September 30, 2024, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.8 billion and $367 million, respectively. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $110 million.
Valuation Allowance — As of September 30, 2024 and December 31, 2023, the Company’s tax-effected valuation allowance was $275 million, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of September 30, 2024, the Company's outstanding registered senior notes consisted of $375 million of the 2027 Senior Notes and $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several. On October 30, 2024, NRG redeemed all of its outstanding 6.625% Senior Notes due 2027, of which $375 million aggregate principal amount was outstanding.
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
The following table presents the summarized statement of operations:

(In millions)	Nine months ended September 30, 2024
Revenue(a)	$17,862
Operating income(b)	1,482
Total other expense	(553)
Income before income taxes	929
Net Income	649
(a)Intercompany transactions with Non-Guarantors of $2 million during the nine months ended September 30, 2024
(b)Intercompany transactions with Non-Guarantors including cost of operations of $10 million and selling, general and administrative of $247 million during the nine months ended September 30, 2024

The following table presents the summarized balance sheet information:

(In millions)	September 30, 2024
Current assets(a)	$5,244
Property, plant and equipment, net	1,213
Non-current assets	11,491
Current liabilities(b)	5,810
Non-current liabilities	9,873
(a)Includes intercompany receivables due from Non-Guarantors of $41 million as of September 30, 2024
(b)Includes intercompany payables due to Non-Guarantors of $31 million as of September 30, 2024
Fair Value of Derivative Instruments
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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of September 30, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2024. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2023	$648
Contracts realized or otherwise settled during the period	62
Other changes in fair value	(327)
Fair Value of Contracts as of September 30, 2024	$383

	Fair Value of Contracts as of September 30, 2024
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(2)	$(15)	$(8)	$(3)	$(28)
Level 2	216	210	98	113	637
Level 3	(109)	(97)	(21)	1	(226)
Total	$105	$98	$69	$111	$383
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2024, NRG's net derivative asset was $383 million, a decrease to total fair value of $265 million as compared to December 31, 2023. This decrease was primarily driven by losses in fair value, partially offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $1.8 billion in the net value of derivatives as of September 30, 2024.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three and nine months ended September 30, 2024 and 2023:

(In millions)	2024	2023
VaR as of September 30,	$67	$63
Three months ended September 30,
Average	$58	$64
Maximum	67	75
Minimum	50	45
Nine months ended September 30,
Average	$61	$66
Maximum	75	82
Minimum	50	45
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $149 million, as of September 30, 2024, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2023 Form 10-K. As of September 30, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.3 billion and NRG held collateral (cash and letters of credit) against those positions of $128 million, resulting in a net exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 30% of the Company's exposure before collateral is expected to roll off by the end of 2025. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	75%
Financial institutions	25
Total as of September 30, 2024	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	59%
Non-investment grade/Non-Rated	41
Total as of September 30, 2024	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company currently has no exposure to wholesale counterparties in excess of 10% of total net exposure discussed above as of September 30, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $890 million for the next five years.
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
As of September 30, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of September 30, 2024, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.3 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $338 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2024.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. In the first quarter of 2024, the Company entered into interest rate swaps with a total nominal value of $700 million extending through 2029 to hedge the floating rate of the Term Loans. Additionally, as of September 30, 2024, the Company had $1.0 billion of interest rate swaps extending through 2027 to hedge the floating rate on the Vivint Term Loans. In November 2024, in connection with the repayment of the Vivint Term Loans and the increase of the Term Loans, the Company decreased its interest rate swap notional value from $1.7 billion to $700 million.
As of September 30, 2024, the fair value and related carrying value of the Company's debt was $10.9 billion and $10.7 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of September 30, 2024 by $464 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of September 30, 2024, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $433 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of September 30, 2024 would have resulted in a decrease of $9 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2024, see Note 14, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
During the nine months ended September 30, 2024, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2023 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended September 30, 2024.

For the three months ended September 30, 2024	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)
Month #1
(July 1, 2024 to July 31, 2024)	1,128,299	$76.28	1,127,232	$1,374
Month #2
(August 1, 2024 to August 31, 2024)	933,540	$78.26	932,019	$1,301
Month #3
(September 1, 2024 to September 30, 2024)	844,543	$82.41	844,543	$1,231
Total at September 30, 2024	2,906,382	$78.70	2,903,794
(a)Includes share repurchases under the June 22, 2023 $2.7 billion share repurchase authorization and partial settlement of Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
(b)The average price paid per share excludes excise tax and commissions paid in connection with the open market share repurchases
(c)Includes commissions paid in connection with the open market share repurchases and excludes the additional $1.0 billion share repurchases authorized by the Board of Directors in October 2024. For further discussion, see Note 9, Changes in Capital Structure

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2024, the following directors or officers of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K, as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Robert Gaudette	Executive Vice President, NRG Business	9/6/2024	Rule 10b5-1 Trading Arrangement	Up to 60,000 shares to be Sold	1/2/2025-2/28/2025	N/A
Woo-Sung Chung	Executive Vice President and Chief Financial Officer	9/13/2024	Rule 10b5-1 Trading Arrangement	Up to 20,000(b) shares to be Sold	1/13/2025-3/1/2025	N/A
(a)Potential sales may be subject to certain price limitations set forth in the 10b5-1 plans and therefore actual number of shares sold could vary if certain minimum stock prices are not met
(b)Represents approximate number of shares to be sold based on outstanding awards expected to vest during the period, where certain underlying performance share awards are being calculated at target. Actual number of shares to be sold will depend on actual vesting, the number of shares withheld by NRG to satisfy tax withholding obligations and vesting of dividend equivalent rights

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Base Indenture, dated October 30, 2024, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Notes.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 1, 2024.
4.2
Supplemental Indenture, dated October 30, 2024, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form 5.75% Senior Note due 2029, Form of 6.00% Senior Notes due 2033 and Form of 6.25% Senior Notes due 2034.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on November 1, 2024.
10.1
Tenth Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on November 1, 2024.
10.2
Eleventh Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on November 1, 2024.
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

NRG ENERGY, INC. (Registrant)

/s/ LAWRENCE S. COBEN
Lawrence S. Coben
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER
G. Alfred Spencer
Date: November 8, 2024	Chief Accounting Officer (Principal Accounting Officer)