Form 10-K
period 2024-12-31
NRG ENERGY, INC.
filed 2025-02-26
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2024.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
  NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

910 Louisiana Street, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 537-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $12,225,722,798 based on the closing sale price of $77.86 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, par value $0.01 per share	198,068,576
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ACE	Affordable Clean Energy
Acquisition	The acquisition of Vivint Smart Home, Inc. by NRG completed on March 10, 2023
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates – updates to the ASC
AUC	Alberta Utilities Commission
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CO2e	Carbon Dioxide Equivalents
Company	NRG Energy, Inc.
CONE	Cost of New Entry
Convertible Senior Notes	As of December 31, 2024, consists of NRG’s $232 million unsecured 2.750% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DSI	Dry Sorbent Injection
DSU	Deferred Stock Unit
Dth	Dekatherms
Dual fuel customers	Customer that have both electricity and natural gas service with the Company
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FPA	Federal Power Act
FTRs	Financial Transmission Rights

GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IoT	Internet of Things
IRA	Inflation Reduction Act
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LSEs	Load Serving Entities
LTIPs	Collectively, the NRG LTIP and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NERC-CIP	North American Electric Reliability Corporation Critical Infrastructure Protection
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NIST	National Institute of Standards and Technology
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG LTIP	NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan, as amended
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which were for the Company's portion of the decommissioning of the STP, units 1 & 2 through the sale of STP on November 1, 2023
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)

Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	PG&E Corporation (NYSE: PCG) and its primary operating subsidiary, Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $2.3 billion accounts receivables securitization facility due 2025, which was last amended on June 21, 2024

Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility
Renewables	Consists of the following projects in which NRG has an ownership interest: Ivanpah and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold to Global Infrastructure Partners with NRG's interest in NRG Yield
REP	Retail electric provider
Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2024, which was terminated on June 21, 2024
Revolving Credit Facility	The Company's $4.2 billion revolving credit facility due 2029, which was last amended on December 20, 2024
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RPS	Renewable Portfolio Standards
RPSU	Relative Performance Stock Unit
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction Control System
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes
As of December 31, 2024, NRG's $6.2 billion outstanding unsecured senior notes consisting of $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $798 million of the 5.750% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031, $480 million of the 3.875% senior notes due 2032, $925 million of the 6.000% senior notes due 2033 and $950 million of the 6.250% senior notes due 2034

Senior Secured First Lien Notes
As of December 31, 2024, NRG’s $2.6 billion outstanding Senior Secured First Lien Notes consists of $500 million of the 2.000% Senior Secured First Lien Notes due 2025, $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of December 31, 2024, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate

South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG is leasing back the Cottonwood facility through May 2025
S&P	Standard & Poor's
STP	South Texas Project — a nuclear generating facility located near Bay City, Texas in which NRG owned a 44% interest. NRG closed on the sale of its interest in STP on November 1, 2023
STPNOC	South Texas Project Nuclear Operating Company
Tax Act	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
Texas Genco	Texas Genco LLC
TSR	Total Shareholder Return
TWh	Terawatt Hour
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Vivint LTIP	NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as the Vivint Smart Home, Inc. Long-Term Incentive Plan), assumed by NRG pursuant to merger between NRG and Vivint
Winter Storm Elliott	A major winter storm that had impacts across the majority of the United States and parts of Canada occurring in December 2022
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I
Item 1 — Business
General
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company fueled by market-leading brands, proprietary technologies and complementary sales channels. Across the U.S. and Canada, NRG delivers innovative, sustainable solutions, predominately under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of December 31, 2024.
NRG sold 154 TWhs of electricity and 1,833 MMDth of natural gas in 2024, making it one of the largest competitive energy retailers in the U.S. As of the end of 2024, NRG had recurring electricity and/or natural gas sales in 25 U.S. states, the District of Columbia, and 8 provinces in Canada, and Vivint Smart Home served customers in all 50 U.S. states. NRG's retail brands, collectively, have the largest share of competitively served residential electric customers in Texas and is one of the largest business-to-business providers of power and natural gas in North America, including to manufacturing, industrial, and data center facilities.
Strategy
NRG's strategy is to maximize shareholder value by being a leader in the emerging convergence of energy and smart automation in the home and business. Through a diversified supply strategy, the Company sells reliable electricity and natural gas to its customers in the markets it serves, while also providing innovative home solutions to customers. NRG's unique combination of assets and capabilities enables the Company to develop and sell highly differentiated offerings that bring together every day essential services like powering and securing the home through a seamless and integrated experience. This strategy is intended to enable the Company to optimize its unique integrated platform to delight customers, generate recurring cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility. Sustainability is a philosophy that underpins NRG’s strategy and facilitates value creation across NRG's business.
To effectuate the Company’s strategy, NRG is focused on: (i) serving the energy needs of end-use residential, commercial and industrial, and wholesale counterparties in competitive markets and optimizing on additional revenue opportunities through its multiple brands and channels; (ii) offering a variety of energy products and smart home products and services that are differentiated by innovative features, premium service, integrated platforms, sustainability and loyalty/affinity programs; (iii) excellence in operating performance of its assets; (iv) achieving the optimal mix of supply to serve its customer load requirements through a diversified supply strategy; and (v) engaging in disciplined and transparent capital allocation.
In 2024, NRG entered into a definitive partnership agreement with Renew Home, a Virtual Power Plant platform (“VPP”) formed by the combination of Google’s Nest Renew and OhmConnect. Leveraging Google Cloud’s AI and cloud platforms, NRG and Renew Home plan to develop a VPP portfolio of up to 1 GW of load management capacity, with instantaneous dispatch value during peak events and tight supply conditions.
Business Overview
The Company’s core businesses are the sale of electricity and natural gas to residential, commercial and industrial and wholesale customers, supported by the Company's wholesale electric generation, as well as the sale of smart home products and services. NRG manages its electricity and natural gas operations based on the combined results of the retail, wholesale and generation businesses with a geographical focus. Vivint Smart Home operations are reported within the Vivint Smart Home segment.
The Company's business is segmented as follows:
•Texas, which includes all activity related to customer, plant and market operations in Texas, other than Cottonwood;
•East, which includes all activity related to customer, plant and market operations in the East;
•West/Services/Other, which primarily includes the following assets and activities: (i) all activity related to customer, plant and market operations in the West and Canada, and (ii) activity related to the Cottonwood facility and other investments;
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
Customer Operations
Customer Operations is responsible for growing and retaining the customer base and delivering an outstanding customer experience. This includes acquisition and retention of all of NRG’s residential, small commercial, commercial and industrial, and government customers. NRG employs a multi-brand strategy that leverages a wide array of sales and partnership channels, direct face-to-face sales channels, call centers, websites, and brokers. Go-to-market activities include market strategy planning and development, product innovation, offer design, campaign execution, marketing and creative services, and selling. Customer portfolio maintenance and retention activities include fulfillment, billing, payment processing, collections, customer service, issue resolution, and contract renewals. NRG provides energy and related services at either fixed, indexed or month-to-month prices. Home customers typically contract for terms ranging from one month to five years, while Business customers typically contract for terms ranging from one year to five years in length and extended contractual terms are available. Throughout all Customer Operations activities, the customer experience is kept at the forefront to inform decision-making and optimize retention, while creating supporters and advocates for NRG’s brands in the market. Customer Operations primarily comprises two end-use customer facing teams: NRG Home, which serves residential customers, and NRG Business, which serves business customers.
Product Offerings
NRG sells a variety of products to residential and small commercial customers, in a wide variety of sales channels, including retail electricity and energy management, natural gas, line and surge protection products and home protection products, repair and maintenance, and carbon offsets. Home customers make purchase decisions based on a variety of factors, including price, incentive, customer service, brand, innovative offers/features and referrals from friends and family. Through its broad range of service offerings and value propositions, NRG seeks to attract, retain, and increase the value of its customer relationships. NRG's brands are recognized for exemplary customer service, innovative smart energy and environmentally-friendly solutions.
The Company provides power and natural gas to the business-to-business markets in North America, as well as retail services, including demand response, commodity sales, energy efficiency and energy management solutions to Business customers. The Company is an integrated provider of supply and distributed energy resources and focuses on distributed products as businesses seek greater reliability, cleaner power and other benefits that they cannot obtain from the grid. These solutions include system power, distributed generation, renewable and low-carbon products, carbon management and specialty services, backup generation, storage and distributed solar, demand response, and energy efficiency and advisory services.
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
Power
The power commercial group is responsible for end-use electricity supply including power plant optimization and certain fuel supply. To meet the market operations objectives, NRG enters into supply, power and gas hedging agreements via a wide range of products and contracts, including (i) physical and financial commodity instruments, (ii) fuel supply and transportation contracts, (iii) PPAs and Renewable PPAs, and (iv) capacity and other contracted revenue or supply sources, as further discussed below.
In addition, because changes in power prices in the markets where NRG operates are generally correlated to changes in natural gas prices, NRG uses hedging strategies that may include power and natural gas forward purchases and sales contracts to manage commodity price risk.
Physical and Financial Commodity Instruments
NRG trades power, natural gas, environmental, weather and other physical and financial commodity related products, including forwards, futures, options and swaps. NRG enters into these instruments primarily to manage price and delivery risk, optimize physical and contractual assets in the portfolio, manage working capital requirements, reduce the carbon exposure in its business and comply with laws and regulations.
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
Coal — NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. The Company believes it is adequately hedged, using forward coal supply agreements, for its domestic coal consumption for 2025. As of December 31, 2024, NRG had purchased forward contracts to provide fuel for the Company's expected requirements for 2025. For the domestic fleet, NRG purchased approximately 13 million tons of coal in 2024, all of which was Powder River Basin coal. For fuel transport, NRG has entered into various rail transportation and rail car lease agreements with varying tenures, which will provide for the Company's transportation requirements of Powder River Basin coal for the next four years.
Renewable PPAs
The Company's strategy is to procure mid to long-term renewable generation through power purchase agreements. NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which all are operational as of December 31, 2024. The remaining average tenure of these agreements is nine years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW entered into through Renewable PPAs may be impacted by contract terminations when they occur.
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
Plant Operations
As of December 31, 2024, the Company owns and leases a diversified wholesale generation portfolio with approximately 13 GW of fossil fuel, and renewable generation capacity at 18 plants. The Company's wholesale generation assets are diversified by fuel-type and dispatch level, which helps mitigate the risks associated with fuel price volatility and market demand cycles. NRG continually evaluates its generation portfolio to focus on asset optimization opportunities and the locational value of its generation assets in each of the markets where the Company participates, as well as opportunities for the development of new generation.

The following table summarizes NRG's generation portfolio as of December 31, 2024:

	(In MW)(a)
Type	Texas	East	West/Services/Other(b)	Total
Natural gas	4,353	80	1,252	5,685
Coal	4,174	1,948	605	6,727
Oil	—	455	—	455
Utility Scale Solar	—	—	214	214
Total generation capacity	8,527	2,483	2,071	13,081
(a)Utility Scale Solar is described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned interest
(b)Includes proportionate share of equity owned investments and the Cottonwood lease
Plant Operations is responsible for operating the Company's generation facilities at high standards of safety and regulatory compliance, and includes (i) operations and maintenance, (ii) asset management, and (iii) development, engineering and construction.
Operations & Maintenance
NRG operates and maintains its generation portfolio, as well as approximately 6,200 MW of additional coal, natural gas and wind generation capacity at 13 plants operated on behalf of third parties as of December 31, 2024 using prudent industry practices for the safe, reliable and economic generation of electricity in compliance with all local, state and federal requirements. The Company follows a consistent set of operating requirements, including a solid base of training, required adherence to specific safety and environmental limits, procedure and checklist usage, and the implementation of continuous process improvement through incident investigations.
NRG uses industry leading maintenance practices for preventive, predictive and corrective maintenance planning. The Company’s strategic planning process evaluates equipment condition, performance, and obsolescence to support the development of a comprehensive work scope and schedule for long-term performance.
Asset Management
NRG manages all aspects of its generation portfolio to optimize the lifecycle value of the assets, consistent with the Company’s goals. The Company evaluates capital projects required for continued operation and strategic enhancement of the assets, provides quality assurance on capital outlays, and assesses the impact of rules, regulations, and laws on business profitability. In addition, the Company manages its long-term contracts and real estate holdings and provides management services.
Development, Engineering & Construction
NRG develops, engineers and executes major plant projects as well as “new build” generation and energy storage projects that enhance the value of its generation portfolio and provide options to meet generation growth needs in the retail markets it serves, in accordance with the Company’s strategic goals. These projects have included gas-fired generation development and construction, coal to gas conversions, grid scale energy storage development, grid scale renewable construction, and asset demolition, remediation and reclamation work.
Texas Development Priorities — During 2024, NRG advanced progress on three new generation projects aimed at expanding its operational capacity to meet growing retail power supply needs in the ERCOT wholesale electric market. These projects include a new 415 MW peaker plant at its T.H. Wharton generating station in Texas, which is scheduled to be operational in 2026 and a new 689 MW combined cycle generating facility at its Cedar Bayou generating station in Texas, which is scheduled to be operational in 2028. Both projects are under consideration for financing from the Texas Energy Fund. NRG continues to explore its options for the 443 MW Greens Bayou 6 project. These additions to NRG’s portfolio are strategically aligned with the Company’s commitment to meeting the growing energy needs of its customers.
Vivint Smart Home
Vivint Smart Home is a leading smart home platform that provides customers with technology, products and services to create a smarter, greener, safer home. A smart home has multiple devices integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system, which allows customers to interact with and manage their home from anywhere via the Vivint app on their smart device. Vivint Smart Home provides a customized solution for the home using integrated smart cameras (indoor, outdoor and doorbell), locks, lights, thermostats, garage door controls and a host of other safety and security sensors.
Vivint Smart Home provides a fully integrated solution for consumers, including hardware, software, sales, installation by trained and experienced in-home service professionals, customer service, technical support and professional monitoring. This seamless integration of high-quality products and services resulted in an average customer lifetime of approximately nine years as of December 31, 2024. The Company believes its ability to offer related or adjacent products and services that leverage the existing smart home platform, as well as energy services, can extend the average customer lifetime and increase the lifetime value of customers. As of December 31, 2024, Vivint Smart Home's cloud-based home platform currently manages more than 33 million in-home devices, and the average customer on Vivint Smart Home's cloud-based home platform engages with the smart home app approximately 17 times per day and has approximately 16 devices in its home.
Operational Statistics
The following statistics represent the Company's retail load and customer count:

	Year ended December 31,
	2024	2023	2022
Sales volumes - Electricity (in GWh)
Home - Texas	39,353	40,032	43,155
Home - East	15,229	12,838	13,269
Home - West/Services/Other	2,355	2,243	2,250
Business - Texas	40,274	40,250	38,447
Business - East	46,724	46,438	47,724
Business - West/Services/Other	10,513	10,393	10,231
Total Load	154,448	152,194	155,076

Sales volumes - Natural gas (in MDth)
Home - East	49,927	49,990	53,051
Home - West/Services/Other	75,898	75,150	92,035
Business - East	1,525,094	1,587,052	1,618,946
Business - West/Services/Other	181,972	179,888	154,074
Total Load	1,832,891	1,892,080	1,918,106

	Year ended December 31,
	2024	2023	2022
Customer count - Electricity customers(a)(b) (in thousands)
Home - Texas
Average retail	2,940	2,878	2,961
Ending retail	2,909	2,928	2,859
Home - East
Average retail	1,777	1,466	1,408
Ending retail	1,807	1,752	1,381
Home - West/Services/Other
Average retail	395	393	383
Ending retail	373	404	390

Customer count - Natural gas customers(b) (in thousands)
Home - East
Average retail	388	390	375
Ending retail	384	385	380
Home - West/Services/Other
Average retail	353	381	416
Ending retail	347	358	396

Total Customer count (in thousands)
Average retail - Home - Electricity and Natural gas	5,853	5,508	5,543
Average - Vivint Smart Home(c)	2,100	2,008	—

Ending retail - Home - Electricity and Natural gas	5,820	5,827	5,406
Ending - Vivint Smart Home(c)	2,154	2,043	—
Total Ending retail and Vivint Smart Home	7,974	7,870	5,406
(a) Home customer count includes recurring residential customers, services customers, and community choice
(b) Dual fuel customers are included within electricity customer counts only
(c) Vivint Smart Home includes customers that also purchase other NRG products
The tables below present these performance metrics for the Company's generation portfolio, including leased facilities, for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
			Fossil Plants (a)
	Net Owned Capacity (MW)	Net Generation (In thousands of MWh) (a)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	8,527	23,350	70.8%	11,337	30.1%
East	2,483	2,372	78.4%	13,956	10.9%
West/Services/Other	1,143	5,977	70.2%	7,498	57.6%
(a)Excludes equity method investments

	Year Ended December 31, 2023
			Fossil and Nuclear Plants (a)
	Net Owned Capacity (MW)	Net Generation (In thousands of MWh) (a)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	8,529	30,776	74.2%	11,175	35.4%
East	2,483	2,016	85.5%	13,007	6.6%
West/Services/Other	1,169	5,903	73.5%	7,449	56.8%
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
The generation performance by region for the three years ended December 31, 2024, 2023 and 2022 is shown below:

	Net Generation
(In thousands of MWh)	2024	2023	2022
Texas
Coal	15,433	15,576	18,860
Gas	7,917	7,333	8,763
Nuclear (a)	—	7,867	9,652
Total Texas	23,350	30,776	37,275
East
Coal	2,369	1,328	6,738
Oil	2	3	7
Gas	1	685	537
Total East	2,372	2,016	7,282
West/Services/Other
Gas	5,974	5,899	6,669
Renewables	3	4	7
Total West/Services/Other	5,977	5,903	6,676

Total generation performance	31,699	38,695	51,233
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
Wholesale generation is highly fragmented and diverse in terms of industry structure by region. As such, there is wide variation in the capabilities, resources, nature and identities of the Company’s competitors depending on the market. Competitors include regulated utilities, municipalities, cooperatives, other independent power producers, and power marketers or trading companies, including those owned by financial institutions.
The smart home market is an expanding global opportunity and is in the early stages of broad consumer adoption. It is highly competitive and fragmented. Major competitors range from large-cap technology companies seeking to expand their core market opportunity who predominantly offer do-it-yourself devices that put a large burden on homeowners to self-install and support many devices, to security-based providers, as well as industrial and telecommunications companies that offer connected home experiences. Vivint Smart Home provides the full smart home experience, with an end-to-end solution that includes a wide range of unique capabilities and use cases. Currently, the vast majority of competitors do not offer comprehensive smart home solutions and accompanying services.
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
Market Framework
NRG sells electricity, natural gas and related products and services, and smart home products and services to customers throughout the U.S. and Canada. In most of the states and regions that have introduced retail consumer choice, NRG competitively offers electricity, natural gas and other value-enhancing services to customers. Each retail consumer choice state or province establishes its own retail competition laws and regulations, and the specific operational, licensing, and compliance requirements vary by state or province. Regulated terms and conditions of default service, as well as any movement to replace default service with competitive services, as is done in ERCOT, can affect customer participation in retail competition. In Canada, NRG sells energy and related services to residential and commercial customers in the province of Alberta pursuant both to a regulated rate service governed by provincial regulations as well as a competitive service with rates set by market forces. Sales of energy to commercial customers take place in other provinces as well. The attractiveness of NRG's retail offerings may be impacted by the rules, regulations, market structure and communication requirements from public utility commissions in each state and province.
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
East
While most of the states in the East region of the U.S. have introduced some level of retail consumer choice for electricity and/or natural gas, the incumbent utilities currently provide default service in most of the states and as a result typically serve the majority of residential customers. NRG’s retail activities in the East include both direct sales to end-use customers as well as sales through municipal aggregations, both of which are subject to standards and regulations adopted by the ISOs, state public utility commissions and legislators, including the requirement for retailers to be certified in each state in order to contract with end-users to sell electricity.
Power plants owned, operated or managed by NRG and NRG's demand response assets located in the East region of the U.S. are within the control areas of PJM, NYISO, ISO-NE and MISO. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, the assets in the East region receive a significant portion of their revenues from capacity markets. PJM and ISO-NE use a forward capacity auction, while NYISO uses a month-ahead capacity auction. MISO has an annual auction. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. PJM and ISO-NE operate a pay-for-performance model where capacity payments are modified based on real-time generator performance during certain system conditions. In such markets, NRG’s actual capacity revenues will be the combination of cleared auction prices times the quantity of MW cleared, plus the net of any
1 The Cottonwood facility is located in Deweyville, Texas, but operates in the MISO market over-performance "bonus payments" and any under-performance charges. Additionally, bidding rules allow for the incorporation of a risk premium into generator bids.
West
In the West region of the U.S., NRG is an LSE and sells electricity at retail in California’s Direct Access marketplace, as well as through community choice aggregations in the state. Additionally, NRG sells natural gas as both a retail supplier and wholesaler principally in California. NRG also owns equity interests in, operates, or manages power plants located entirely within the CAISO footprint. The CAISO operates day-ahead and real-time locational markets for energy and ancillary services, while managing congestion primarily through nodal prices. The CAISO system facilitates NRG's sale and purchase of power, ancillary services and capacity products at market-based rates, either within the CAISO's centralized energy and ancillary service markets or bilaterally. The CPUC also determines capacity requirements for LSEs and for specified local areas utilizing inputs from the CAISO. Both the CAISO and CPUC rules require LSEs to contract with sufficient generation resources in order to maintain minimum levels of generation within defined local areas. Additionally, the CAISO has independent authority to contract with needed resources under certain circumstances, typically either when LSEs have failed to procure sufficient resources, or system conditions change unexpectedly.
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
Vivint Smart Home
Vivint Smart Home operates in all states throughout the U.S. that regulate in some manner the sale, installation, servicing, monitoring or maintenance of smart home and electronic security systems. Vivint Smart Home and its sales representatives are typically required to obtain and maintain licenses, certifications or similar permits from governmental entities as a condition to engaging in the smart home and security service business. Vivint Smart Home is subject to federal and state laws related to consumer financing which may include rules related to fees and charges, disclosures and regulation of the party extending consumer credit.

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
State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill 1 into law, which restricts the competitive retail electric and natural gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law took effect on January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespeople. The law states that it does not impair existing contracts. On October 1, 2024, Green Mountain Energy Company, NRG’s renewable electricity provider, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of Senate Bill 1. On November 18, 2024, the trial court denied the plaintiffs' motion for a preliminary injunction. The plaintiffs, including Green Mountain, have filed an appeal to this denial to the Fourth Circuit Court of Appeals. The appeal is pending.

Alberta Rate of Last Resort — On September 27, 2024, the government of Alberta legislative assembly adopted the Rate of Last Resort Regulation to transition the regulated electricity rate from a monthly, variable rate “Regulated Rate Option” to a two-year, fixed rate “Rate of Last Resort” effective January 1, 2025. On November 29, 2024, the Alberta Utilities Commission approved a negotiated settlement between Direct Energy Regulated Services and the Utilities Consumer Advocate to establish the Rate of Last Resort price-setting methodology as well as the rate itself for the first two years of the four-year period. Under the government’s regulation, customers may return to the Rate of Last Resort at any time, and the price for the second two-year term may only vary from the first two-year term by 10%. The new rates may provide risks and benefits to the Company.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments, see Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements.
ERCOT/PUCT
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
On August 29, 2024, the PUCT approved an initial portfolio of projects to move into a due diligence process with its third-party administrator. NRG THW GT LLC's 415 MW gas peakers, which is projected to become commercially operational in 2026, was among the projects selected to move into diligence, and that process is underway. On December 12, 2024, the PUCT approved two additional projects to move into due diligence, including Cedar Bayou Unit 5’s 689 MW combined cycle generating facility, which is projected to become commercially operational in 2028. Approximately 9,700 MW of projects are currently approved to undergo due diligence.
Real-time Co-optimization of Energy and Ancillary Services ("RTC") — ERCOT is progressing with a multi-year project to upgrade its systems to co-optimize the dispatch of energy and ancillary services in real-time. The RTC project will also replace the Operating Reserve Demand Curve with demand curves for each ancillary service product which will act as the primary scarcity pricing mechanism when energy or ancillary services are in shortage. ERCOT anticipates commencing market trials for testing the RTC project in Spring 2025 with production to go-live on December 5, 2025.
Supreme Court of Texas Ruling on Pricing during Winter Storm Uri — On June 14, 2024, the Supreme Court of Texas affirmed the validity of two orders issued by the PUCT on February 15 and 16, 2021, respectively, governing scarcity pricing in the ERCOT wholesale electricity market during Winter Storm Uri. The Supreme Court's order reversed the judgment of the Third Court of Appeals, which had held that the PUCT exceeded its statutory authority by ordering the market price of energy to be set at the high system wide offer cap due to scarcity conditions as a result of firm load shed occurring in ERCOT. In addition to holding that the PUCT's orders were consistent with the agency's statutory authority, the Supreme Court of Texas found that the PUCT had substantially complied with the Administrative Procedure Act's procedural rulemaking requirements in issuing its orders.

Voluntary Mitigation Plan (“VMP”) Changes — On March 13, 2023, the PUCT Staff determined that a portion of NRG's VMP should be terminated due to the increase in procurement of ancillary services by ERCOT, specifically non-spin reserve services, following Winter Storm Uri. As such, PUCT Staff terminated part of the VMP for NRG which provides protection from wholesale market power abuse accusations related to offers for ancillary services. NRG agreed with these changes to the VMP. At the March 23, 2023 open meeting, the PUCT approved the amended VMP. In February 2024, NRG filed a notice of intent with the PUCT and terminated its existing VMP as of March 1, 2024.
Lubbock, Texas Transition to Competition — The customers of Lubbock Power and Light ("LP&L"), a municipally owned utility, entered the Texas retail competitive market in March 2024. Starting in January 2024, LP&L customers were able to shop for a REP. Customers who did not select a REP by February 15, 2024 were assigned to one of three default REPs, one of which is Reliant. LP&L customers started transitioning to their chosen REP or a default REP on March 4, 2024, which concluded in early April 2024.
PJM
Capacity Market Litigation and Reforms — On September 27, 2024, various public interest organizations filed a complaint at FERC against PJM seeking changes to the treatment of RMRs in the capacity market. On November 18, 2024, various state consumer advocates filed a complaint at FERC against PJM seeking revisions to several aspects of PJM’s capacity market, including requiring resources previously subject to categorical exemptions to participate in capacity auctions, longer notice periods for deactivating generating resources, and several other changes. On December 9, 2024, PJM submitted a filing at FERC proposing various capacity market updates regarding the treatment of qualifying resources that are retained under RMR agreements as capacity, retention of a dual-fuel fired combustion turbine plant as the reference resource, and updates to the Non-Performance Charge based on the RTO Net CONE for the 2026/2027 and 2027/2028 Delivery Years. On February 14, 2025, FERC approved PJM’s filings. On December 13, 2024, PJM filed tariff changes to add provisions enabling a one-time reliability-based expansion of the eligibility criteria for PJM’s interconnection process intended to allow a limited number of additional resources to participate in an upcoming interconnection queue. On February 11, 2025, FERC approved PJM’s filing. On December 20, 2024, PJM submitted tariff changes that propose to require all Existing Generation Capacity Resources to offer into the capacity auctions beginning with the 2026/2027 Delivery Year as well as certain enhancements to the Market Seller Offer Cap. On February 20, 2025, FERC approved PJM’s filing. On December 30, 2024, Pennsylvania Governor Josh Shapiro and the Commonwealth of Pennsylvania filed a complaint at FERC alleging that PJM’s demand curve cap is unjust and unreasonable. The complaint seeks to lower the demand curve cap to be 1.5 times net CONE of the reference resource. On January 28, 2025, PJM notified stakeholders that it had reached an agreement with Governor Shapiro, and on February 14, 2025, PJM and Governor Shapiro filed a join settlement agreement establishing the capacity market temporary price cap and price floor for the next two auctions and also filed a motion to dismiss the December 30, 2024 complaint. Any changes approved by FERC could affect future capacity prices.
Revisions to PJM Locational Deliverability Area (“LDA”) Reliability Requirement — The Base Residual Auction ("BRA") for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of LDA Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the LDA Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. On March 12, 2024, the court vacated the portion of the FERC orders that allow PJM to apply the LDA Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition seeking confirmation as to the capacity commitments rules for the 2024/2025 auction. On April 22, 2024, multiple parties filed a complaint seeking to find the revised rate unjust and unreasonable and implement rates consistent with FERC's February 2023 decision, which was denied on July 9, 2024. Those parties filed an appeal to the Court of Appeals for the D.C. Circuit on November 5, 2024.
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

PJM Base Residual Auction Revisions and Delay — On October 13, 2023, PJM made two filings at FERC. In the first filing, PJM proposed revisions to the Market Seller Offer Cap, which FERC rejected on February 6, 2024. The second filing proposed to make changes to PJM’s resource adequacy risk modeling and capacity accreditation processes, which FERC approved, with condition, on January 20, 2024. The approved changes were in effect for the 2025/2026 BRA that occurred in July 2024. In November 2024, at PJM’s request, FERC approved delays to future BRAs. The 2026/2027 BRA is currently scheduled for July 2025.
Indian River RMR Proceeding — On June 29, 2021, Indian River notified PJM that it intended to retire Unit 4, effective May 31, 2022, due to expected uneconomic operations. On July 30, 2021, PJM responded to the deactivation notice and stated that PJM had identified reliability violations resulting from the proposed deactivation of Unit 4. NRG filed a cost based RMR rate schedule at FERC on April 1, 2022. FERC accepted the rate schedule with a June 1, 2022 effective date, subject to refund and established hearing and settlement procedures. The Company reached settlement with a number of the intervening parties and the settlement agreement was filed at FERC on April 2, 2024. On January 16, 2025, FERC issued an order approving the settlement agreement. On February 14, 2025, the Independent Market Monitor and the Maryland Office of the People’s Counsel filed a request for a rehearing of the January 16, 2025 FERC order. PJM announced the Delmarva Power transmission upgrades were completed in December 2024 and as a result, PJM sent NRG a termination notice. Indian River Unit 4 retired on February 23, 2025.
Independent Market Monitor Market Seller Offer Cap Complaint — On March 18, 2021, finding that the calculation of the default Market Seller Offer Cap was unjust and unreasonable, FERC issued an order, which permitted the PJM May 2021 capacity auction for the 2022/2023 delivery year to continue under the existing rules and set a procedural schedule for parties to file briefs with possible solutions. On September 2, 2021, FERC issued an order in response to a complaint filed by the PJM Independent Market Monitor's proposal, which eliminated the Cost of New Entry-based Market Seller Offer Cap, implemented a limited default cap for certain asset classes based on going-forward costs and provided for unit specific cost review by the Independent Market Monitor for all other non-zero offers into the auctions. On October 4, 2021, as required by the Order, PJM submitted its compliance tariff and certain parties filed a motion for rehearing, which was denied by operation of law. On February 18, 2022, FERC addressed the arguments raised on rehearing and rejected the rehearing requests. Multiple parties filed appeals at the Court of Appeals for the D.C. Circuit, and on August 15, 2023, the Court denied the petitions for review. On January 12, 2024, the generator trade association filed a petition for review with the U.S. Supreme Court to overturn the August 15, 2023 judgment. On May 28, 2024, the U.S Supreme Court denied the petition for review.
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
Other Regulatory Matters
From time to time, NRG entities may be subject to examinations, investigations and/or enforcement actions by federal, state and provincial licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protection and other applicable laws and regulations.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Federal and state environmental laws generally have become more stringent over time. Future laws may require the addition of emissions controls or other environmental controls, impose restrictions on the Company's operations including unit retirements or impose obligations related to historic coal ash use, storage and disposal. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.

Several regulations that affect the Company have been and continue to be revised by the EPA, including requirements regarding coal ash, GHG emissions, NAAQS revisions and implementation, and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions, legal challenges and reconsiderations are resolved.
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
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The DC Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the new administration evaluates the rule. The court granted the motion on February 19, 2025.
Cross-State Air Pollution Rule (“CSAPR”) — On March 15, 2023, the EPA signed and released a prepublication of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA promulgated this rule. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and several other states. On June 27, 2024, the U.S. Supreme Court stayed the final rule in the 11 states where the rule had not already been stayed. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Greenhouse Gas Emissions — NRG emits CO2 when generating electricity at its facilities. Nearly all of NRG's domestic GHG emissions are subject to federal (U.S. EPA) GHG reporting requirements.
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
From the current 2014 base year through 2024, the Company's directly controlled CO2e emissions decreased from 58 million metric tons to 25 million metric tons, representing a cumulative 57% reduction. The decrease is attributed to reductions in fleet-wide annual net generation and an overall market-driven shift away from coal as a primary fuel to natural gas. The continued achievement of NRG's 2025 emissions reduction targets could be impacted by volatility within the power markets, driven by market conditions and changes in regulatory policies.
As of December 31, 2024, less than 5% of the Company's consolidated revenues were derived from coal-fired operating assets.
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
Byproducts
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residuals ("CCR") management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Water
The Company is required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. As with air quality regulations, federal and state water regulations have become more stringent and imposed new requirements.
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the new administration evaluates the rule. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Houston Nonattainment for 2008 Ozone Standard — In 2022, the EPA changed the Houston area’s classification from Serious to Severe nonattainment for the 2008 Ozone Standard. Accordingly, Texas is required to develop a new control strategy and submit it to the EPA.
Customers
NRG sells to a wide variety of customers, primarily end-use customers in the residential, commercial and industrial, and wholesale sectors. The Company owns and operates power plants to generate and sell power to wholesale customers, such as utilities and other intermediaries. The Company had no customer that comprised more than 10% of the Company's consolidated revenues for the year ended December 31, 2024.
Human Capital
As of December 31, 2024, NRG and its consolidated subsidiaries had 15,637 employees, including 7,028 active smart home direct sales and installation individuals, which are largely seasonal. Approximately 4% of the Company's employees were covered by U.S. collective bargaining agreements. During 2024, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
NRG believes its employees are vital to its success and is committed to offering employees a rewarding career that provides opportunities for growth and the ability to make valuable contributions toward the achievement of the Company’s business objectives. NRG focuses on safety, health and wellness, employee engagement, talent development and total rewards for its workforce.

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

NRG 5-Year Safety Record
Total Recordable Injury Rate
0.6
0.5
0.4
0.3
0.2
0.1
0.0
.32
.30
.27
.20
.27
2020
2021
2022
2023
2024
NRG Actual
Top Decile Target

Health and Wellness
NRG has continued to invest in the health and well-being of its employees and their families by providing programs that holistically support its employees’ physical, emotional, social and financial wellness, allowing employees the opportunity to take control of their well-being and focus on what matters most to them for a healthy, secure future. The Company includes well-being goals as a metric in the Annual Incentive Plan (AIP), ensuring participants are motivated to improve their overall well-being.
Employee Engagement
NRG seeks to create work environments where employees are treated fairly and respectfully and where each voice matters. The Company seeks to build on that position by continually improving its hiring and promotion policies and supporting the growth of Business Resource Groups (“BRGs”). In these BRGs, employees can share, learn, and receive support from colleagues with whom they have an affinity based on shared backgrounds or interests. The Company strives to be a place that empowers employee growth that celebrates the individual employee and his or her unique backgrounds.
Talent Development
NRG deploys various talent development strategies and programs to develop leaders who can execute on the Company’s strategy and drive value for all stakeholders. The Board of Directors regularly engages with management on leadership development and succession planning, including providing feedback on development plans and bench strength for key senior leader positions. In 2024, the Company continued its annual Emerging Executive Leaders Program to strengthen the identified pipeline of future executives and create a cohort of high potential candidates to work on active company challenges or opportunities. Additionally, the Company expanded a front-line leader program called Peak Leadership to the entire company with the intent to onboard first-level leaders into their leadership role in select business units, and will look to continue growing the initiative in 2025. The Company has a performance management tool that emphasizes a continuous feedback loop and a robust online training curriculum covering topics such as leadership, communication and productivity.

Total Rewards
NRG seeks to provide market competitive compensation and benefits benchmarked against the industries in which the Company operate: energy, consumer services and, where appropriate, the entire market. To ensure incentives are properly aligned with business needs and can attract and retain qualified employees, the Compensation Committee of the Board of Directors actively reviews the Company's total rewards programs, including benchmarking, risk assessment, and program design. NRG offers full-time employees incentives designed to motivate and reward success, and it continues to evaluate its benefits and offerings taking into consideration the needs of its employees to ensure they are competitive and best serve its employees. Every two years, the Company engages an independent third-party to benchmark its compensation and benefits programs against its peers and report the results to the Compensation Committee of the Board of Directors.
For further discussion and recent available data regarding the Company’s efforts and programs please see the Company’s 2024 Proxy Statement and 2023 Sustainability Report, which are available on the Company’s website at: www.nrg.com. Information included in these documents is not intended to be incorporated into this Annual Report on Form 10-K.
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

Item 1A — Risk Factors
NRG's risk factors are grouped into the following categories: (i) Risks Related to the Operation of NRG's Business; (ii) Risks Related to Governmental Regulation and Laws; and (iii) Risks Related to Economic and Financial Market Conditions and the Company's Indebtedness.
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
•a public health crisis, epidemic or pandemic;
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
•economic and political conditions, including the impact of changing U.S. trade policies and potential additional tariffs that may be imposed;
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
Conversely, should natural gas prices rise to consistently exceed coal prices, NRG’s demand for coal generation may exceed the near-term ability of coal suppliers or rail transporters to meet it, causing the Company to lose generation sales opportunities and/or realize higher retail energy supply costs.
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

The Company’s expectations regarding load growth may not materialize.
The electricity industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (inclusive of generative AI (“GenAI”)). The U.S. Energy Information Administration's 2023 Annual Energy Outlook, combined with external forecasts, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 86 GW in 2024 to 137 GW in 2028.
However, there is no assurance that these forecasts will be accurate or that the anticipated load growth will occur as projected. Factors such as evolving technology, improvements in energy efficiency, changes in economic conditions, shifts in government policy or regulation, and project delays or cancellations by the Company’s commercial and industrial consumers (including data center facilities) could reduce or slow demand for electricity relative to current expectations. The Company’s capital expenditures and other investments are influenced by projected demand; if the anticipated load growth fails to materialize, the Company could incur additional expenses to terminate or redeploy any underutilized assets or infrastructure, or it may be unable to fully recover its capital expenditures or realize the expected returns on its investments.
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
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, wildfires, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company's operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in NRG being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties.
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

The Company may incur additional costs or delays in the development and construction of new generation projects and may not be able to recover its investments or complete the projects.
NRG’s development and construction of new generation facilities involve many risks, including:
•inability to receive governmental or other third-party funding;
•delays or inability in obtaining necessary permits and licenses;
•supply interruptions;
•work stoppages and labor disputes;
•weather interferences;
•unforeseen engineering, environmental and geological problems;
•unanticipated cost overruns; and
•failure of various third parties to perform under contracts.
Any of these risks could cause NRG's financial returns on such new investments to be lower than expected, or could cause the Company to operate below expected capacity or availability levels, which could result in loss of revenues, increase in expenses, higher maintenance costs and penalties. To protect against these risks, insurance is maintained, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. The insurance, warranties or performance guarantees, however, may not be adequate to cover increased expenses. As a result, a project may cost more than projected and the Company may be unable to fund principal and interest payments under construction financing obligations, if any.
Furthermore, where the Company has partnering relationships with a third party, the Company is subject to the viability and performance of the third party. The Company's inability to find a replacement contracting party where the original contracting party has failed to perform, could result in the abandonment of the development and/or construction of such project, while the Company could remain obligated on other agreements associated with the project.
If the Company is unable to complete the development or construction of a facility, or decides to delay, downsize, or cancel such project, it may not be able to recover its investment in that facility. Furthermore, if construction projects are not completed according to specification, the Company may incur liabilities and suffer reduced plant efficiency, higher operating costs and reduced net income.
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
NRG’s strategy relies, in part, on its ability to bundle its products and services to optimize its network of home energy and smart home customers, and if it is unable to retain existing customers and expand their use of the Company’s products and services, its expected growth and operating results could be adversely affected.
As part of NRG’s growth strategy, it is important for the Company to bundle home energy and smart home services and products to optimize its customer base. As the Company is pursuing these opportunities to bundle services and products, there can be no assurances that its efforts in this regard will be successful. Additionally, for the Company to be successful in such opportunities, it must retain its existing customers. The length of the terms for which NRG’s home energy customers are contracted can be for multi-year periods, but many customers are contracted for a period of one year or less. Smart home customers historically have entered into subscriptions that range from three to five years. These customers are not obligated to, and may not, renew their contracts or subscriptions after the expiration of their original commitments. If customers terminate or do not renew their contracts or do not expand their use of NRG’s products and services, the Company’s growth strategy may not be successful and its expected results of operations may be adversely affected.
The Company has made investments focused on consumer products that may not be successful, may not achieve the intended financial results or may result in product liability and reputational risk that could adversely affect the Company.
The Company may be liable to customers for any damage caused to customers’ homes, facilities, belongings or property during the installation of Company products and systems, such as smart home systems. Where such work is performed by independent contractors, such as repairs performed under the Company's home protection plan products, the Company may nonetheless face claims and costs for damage. In addition, shortages of skilled labor for Company projects could significantly delay a project or otherwise increase its costs. The products that the Company sells or manufactures may expose the Company to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although the Company maintains liability insurance and its service contracts limit Company liability, the Company cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that contractual limitations will be enforced. The laws of some states limit or prohibit insurance coverage for certain liabilities and actions, and any significant uninsured damages could have a material adverse effect on the Company’s business, financial condition and cash flows. Further, any product liability claims or damage caused by the Company could significantly impair the Company’s brand and reputation, which may result in a failure to maintain customers and achieve the Company’s desired growth initiatives in these new businesses.
Changes in technology may impair the value of, and the attractiveness of, NRG’s retail products, smart home services and generation facilities.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power, including wind, photovoltaic (solar) cells, hydrogen, energy storage, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these or other technologies, including through AI, could reduce the costs of power production to a level below what the Company has currently forecasted, which could adversely affect its cash flows, results of operations or competitive position. Technology, including distributed technology or changes in retail rate structures, may also have a material impact on the Company’s ability to retain retail customers. Further, technological innovation and changes could cause the Company’s smart home products and services to become obsolete, or otherwise more expensive and less effective than those of competitors, putting the Company at a competitive disadvantage.
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
The Company’s smart home services rely on innovation and any failure to adequately protect the Company’s intellectual property underlying such innovation, or claims that the Company has infringed the intellectual property rights of others, could have an adverse effect on its business and operations and result in a competitive disadvantage.
The Company relies on a combination of patent, trademark, copyright and trade secret right under the laws of the United States and other countries and a combination of confidentiality procedures, contractual provisions and other methods, to protect its intellectual property, all of which offer only limited protection. If the Company fails to acquire the necessary intellectual property rights or adequately protect or assert its intellectual property rights, competitors may manufacture and market similar products and services or convert customers, which could adversely affect market share and results of operations for smart home services. In addition, patent rights may not prevent competitors from developing, using or selling products or services that are similar to or address the same market as the Company’s smart home products and services. Certain of the Company’s smart home solutions contain software modules licensed under “open-source” licenses, which may entail greater risks than the use of commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Further, if proprietary software is combined with open-source software, in certain cases the Company could be required to release the source code of the proprietary software to the public, allowing competitors to create similar products with lower development effort and time.
It is possible that certain of the Company’s smart home products and services or those of third parties incorporated into its offerings could infringe the intellectual property rights of others. From time to time, Vivint Smart Home has been subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others. If the Company is unable to successfully defend against such claims or license necessary third-party technology or intellectual property on acceptable terms, it may be required to develop alternative, non-infringing technology, which could require significant time, effort, and expense and may ultimately not be successful.

The operation of the Company's businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on NRG's infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect.
Numerous functions affecting the efficient operation of NRG’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems, much of which is connected (directly or indirectly) to the internet. As a result, NRG's information technology systems and infrastructure, and those of its vendors and suppliers, are vulnerable to cyber-based security threats which could compromise confidentiality, integrity or availability. While the Company has controls in place designed to protect its infrastructure, such breaches and threats are becoming increasingly sophisticated and complex, requiring continuing evolution and constant improvements in security programs and technology. Any such breach, disruption or similar event that impairs NRG's information technology infrastructure could disrupt normal business operations and affect the Company's ability to control its generation assets, provide smart home services, maintain confidentiality, availability and integrity of restricted data, access retail customer information and limit communication with customers and third parties, which could have a material adverse effect on the Company.
As part of the continuing development of new and modified reliability standards, the FERC has approved changes to its Critical Infrastructure Protection reliability standards and has established standards for assets identified as "critical cyber assets." Under the Energy Policy Act of 2005, the FERC can impose penalties, up to $1 million per day, per violation, for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber/data and physical security breaches.
Further, the Company's retail and Home businesses, as well as Vivint Smart Home's smart home platform, require accessing, collecting, storing and transmitting sensitive customer data in the ordinary course of business. Concerns about data privacy have led to increased regulation and other actions that could impact NRG's businesses and changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations could adversely affect the Company's business and financial results. NRG's retail, Home and smart home businesses access and store sensitive customer data. Additionally, NRG relies on vendors and service providers, such as call centers, that may require access to sensitive data, which increase the risk of data breaches through third-party action or errors. The services and the networks and information systems utilized by the Company may be at risk for breaches as a result of third-party actions, employee or vendor error, malfeasance or other factors.
Although the Company takes precautions to protect its infrastructure, it has been, and will likely continue to be, subject to attempts at phishing and other cybersecurity intrusions. International conflict increases the risk of state-sponsored cyber threats and escalated use of cybercriminal and cyber-espionage activities. In particular, the current geopolitical climate has further escalated cybersecurity risk, with various government agencies, including the U.S. Cybersecurity & Infrastructure Security Agency, issuing warnings of increased cyber threats, particularly for U.S. critical infrastructure. Additionally, the rapid advancement and integration of AI and machine learning technologies present new and evolving risks. These technologies can be exploited by malicious actors to enhance the sophistication and scale of cyberattacks, making it more challenging to detect and mitigate such threats. While the Company has not experienced a cyber/data breach or event causing any material operational, reputational or financial harm, it recognizes the growing threat within the general marketplace and the industry, and there is no assurance that NRG will be able to prevent any such harm in the future. If a material breach of the Company's information technology systems were to occur, the critical operational capabilities and reputation of its business may be adversely affected, customer confidence may be diminished, and NRG may be subject to substantial legal or regulatory scrutiny and claims, any of which may contribute to potential legal or regulatory actions against the Company, loss of customers, fines, penalties or other sanctions and otherwise have a material adverse effect. Any loss or disruption of critical operational capabilities to support the Company's generation, commercial or retail operations, loss of customers, or loss of confidential or proprietary data through a breach, unauthorized access, disruption, misuse or disclosure could adversely affect NRG's reputation, expose the Company to material legal or regulatory claims and impair the Company's ability to execute its business strategy, which could have a material adverse effect. In addition, NRG may experience increased capital and operating costs to implement enhanced security for its information technology infrastructure. NRG cannot provide any assurance that such events and impacts will not be material in the future, and the Company's efforts to deter, identify and mitigate future breaches may require additional significant capital and may not be successful.
The Company’s growing use of AI systems in its operations, services and products poses inherent risks, which may cause operational and reputational harm.
The Company has incorporated and intends to continue to incorporate AI technologies, such as GenAI, in its operations. services and products. Because GenAI is an emerging technology, ineffective or inadequate AI development, governance, or deployment practices by NRG or third-party vendors could result in unintended consequences, and the desired efficiencies and other intended benefits could fail to materialize. Due to its non-deterministic nature, GenAI technologies can create accuracy issues, unintended biases and discriminatory outcomes, or may create content that appears correct but is actually inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, NRG could be subjected to potential legal liability and business harm, including brand or reputational harm and operational interruptions and ultimately have a material adverse effect on NRG’s results of operations. In addition, the evolving nature of AI may cause new laws and regulations to be enacted which may require significant resources and costs to modify and maintain business practices in order to comply with these new laws and regulations.
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
The Company's retail operations face competition for customers. Competitors may offer different products, lower prices, and other incentives which may attract customers away from the Company. In some retail electricity markets, the principal competitor may be the incumbent utility. The incumbent utility often has the advantage of long-standing relationships with its customers and strong brand recognition. Furthermore, NRG may face competition from other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services — including providers that may be better equipped to satisfy the large and rapid load growth expected of manufacturing, industrial, and data center customers — who have, and may in the future, develop businesses and offerings that compete with NRG.
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
As of December 31, 2024, approximately 4% of NRG's employees were covered by collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. Although NRG's ability to procure such labor is uncertain, contingency staffing planning is completed as part of each respective contract negotiation. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace retiring workers could create potential knowledge and expertise gaps as such workers retire.
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
NRG's business is subject to extensive U.S. federal, state and local laws and foreign laws. Compliance with, or changes to, the requirements under these legal regimes may cause the Company to incur significant additional costs, reduce the Company's ability to hedge exposure or to sell retail power within certain states or to certain classes of retail customers, or restrict the Company’s marketing practices, its ability to pass through costs to retail customers, or its ability to compete on favorable terms with competitors, including the incumbent utility. Retail competition and home protection services are regulated on a state-by-state or at the province-by-province level and are highly dependent on state and provincial laws, regulations and policies, which could change at any moment. Failure to comply with such requirements could result in the shutdown of a non-complying facility or line of business, the imposition of liens, fines, penalties and/or civil or criminal liability.
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
The regulatory environment is subject to significant changes due to state and federal policies affecting wholesale and retail competition and the creation of incentives for the addition of large amounts of new renewable and nuclear generation and, in some cases, transmission. These changes are ongoing, and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on NRG's business. In addition, in some of these markets, interested parties have proposed material market design changes. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Company's business prospects and financial results could be negatively impacted. In addition, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact NRG’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting NRG’s ability to utilize non-cash collateral for derivatives transactions.
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
NRG is subject to various types of tax arising from normal business operations in the jurisdictions in which the Company operates. Any additions or changes to tax legislation, or their interpretation and application, including those with retroactive effect, could have a material adverse effect on NRG’s financial condition and results of operations, including income tax provision and accruals reflected in the consolidated financial statements. The Company is subject to a 15% corporate alternative minimum tax as a result of the Inflation Reduction Act. The CAMT may lead to volatility in the Company’s cash tax payment obligations, particularly in periods of significant commodity or currency variability resulting from potential changes in the fair value of derivative instruments. The Company continuously monitors and assesses proposed tax legislation that could negatively impact its business.
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
NRG's businesses are subject to physical, market and economic risks relating to potential effects of climate change, and policies to regulate GHG emissions and mitigate climate change which could adversely impact NRG's results of operations, financial condition and cash flows.
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
Enhanced data privacy and data protection laws and regulations, or any non-compliance with such laws and regulations, could adversely affect NRG’s business and financial results.
The consumer privacy landscape continues to experience momentum for greater privacy protection and reform at the state and federal level in response to precedents set forth by the Personal Information Protection and Electronic Documents Act (the "PIPEDA") of Canada and the California Consumer Privacy Act (the "CCPA"). The development and evolving nature of domestic and international privacy regulation and enforcement could impact and potentially limit how NRG collects, processes, discloses and stores personally identifiable information. California residents have increased access rights (including the right to limit the use, right of data deletion and correction and right of non-disclosure of sensitive personal information), which are enforced by a new state privacy regulator, resulting in more scrutiny of business practices and disclosures. Additional states including Virginia, Utah, Connecticut, Colorado, Nevada, Texas, New Hampshire, Nebraska and Maryland have similarly adopted enhanced data privacy legislation and patterned after the standards set forth by CCPA, including broader data access rights, with several states going a step further requiring businesses to perform data protection assessments for a variety of processing activities. The Company is also bound by contractual requirements relating to privacy and data protection, and may agree to additional contractual requirements addressing these matters from time to time. In addition, Canadian data protection laws, PIPEDA, and the privacy laws of certain Canadian provinces who have promulgated more onerous data protection laws than PIPEDA, apply to the Company’s business in Canada.
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
The competitiveness of NRG's retail operations partially depends on regulatory policies that establish the structure, rules, terms and conditions upon which services are offered to retail customers. These policies can include, among other things, controls on the retail rates that NRG can charge, the imposition of additional costs on sales, restrictions on the Company's ability to sell certain types of products or ability to obtain new customers through various marketing channels and disclosure requirements. The Company's retail operations may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive retail markets or own and operate facilities that could be provided by competitive market participants. Additionally, state, federal or provincial imposition of net metering or RPS programs can make it more or less expensive for retail customers to supplement or replace their reliance on grid power.
The Company’s smart home services focus on transactions with residential customers, subjecting it to a variety of laws, regulations and licensing requirements governing interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. In certain jurisdictions, the Company is required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of customers and monitoring station employee selection and training. Increased regulation of matters relating to interactions with residential consumers could require modification to the Company’s home services operations and the incurrence of additional expenses. Further, any expansion of the scope of products or services into new markets may require additional licenses and expenditures to otherwise maintain compliance with additional laws, regulations or licensing requirements. These laws and regulations, as well as their interpretation, and any new laws, regulations or licensing requirements could negatively affect the Company’s ability to acquire new residential customers. Any of these measures could increase costs for providing, or reduce customer satisfaction with respect to, smart home services.
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
The Company is subject to various risks in connection with Vivint Smart Home’s ongoing settlement administration process involving the FTC, and may be subject to other FTC actions in the future.
In 2021, Vivint Smart Home entered into a settlement with the FTC where Vivint Smart Home agreed to implement various compliance-related measures and pay a penalty or fine. The settlement requires an initial assessment and thereafter biennial assessments by an independent third-party assessor of Vivint Smart Home’s compliance programs and for the assessor to provide a report to the FTC staff on ongoing compliance with the settlement. Although Vivint Smart Home took action to enhance its compliance programs, these and other measures that the Company may take in the future may not be successful. If any assessments identify deficiencies in the Company’s efforts to comply, and should the FTC determine that Vivint Smart Home is not in full compliance with the settlement, the FTC could take further action, such as seeking judicial remedies for any noncompliance, and Vivint Smart Home could be subject to additional sanctions, fines, penalties and restrictions on its smart home operations. In addition, the filing of an application with the court for noncompliance with the settlement could lead to regulatory actions by other agencies or private litigation, which could impact Vivint Smart Home’s ability to obtain regulatory approvals necessary to carry out present or future plans and operations, and result in negative publicity.
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
NRG's outstanding preferred stock is senior to its common stock, and a failure to pay dividends on its preferred stock will prohibit the payment of dividends on its common stock.
NRG has outstanding 650,000 shares of Series A Preferred Stock, with a $1,000 liquidation preference per share. The Series A Preferred Stock is senior to NRG's common stock in right of payment of dividends and other distributions and could adversely affect NRG's ability to declare or pay dividends or distributions on its common stock. In the event of NRG's voluntary or involuntary liquidation, winding-up or dissolution, the holders of Series A Preferred Stock must receive their $1,000 per share, plus accumulated but unpaid dividends, prior to any distributions to holder of common stock. NRG must be current on dividends payable to holders of Series A Preferred Stock before any dividends can be paid on its common stock.
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
•NRG’s ability to successfully complete the development and construction new generation projects in a timely and cost effective manner;
•Cyber terrorism and cybersecurity risks, data breaches or the occurrence of a catastrophic loss and the possibility that NRG may not have sufficient insurance to cover losses resulting from such hazards or the inability of NRG's insurers to provide coverage;
•Operational and reputational risks related to the use of AI and the adherence to developing laws and regulations related to the use of AI;
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
Item 1B — Unresolved Staff Comments
None.
Item 1C — Cybersecurity
Risk Management and Strategy
The Company leverages a comprehensive, multi-tiered cybersecurity strategy to manage cybersecurity risk based on criteria established by the NIST Cybersecurity Framework. As part of its cybersecurity strategy, the Company utilizes a range of industry and regulatory standards including, but not limited to, NERC-CIP, Payment Card Industry Data Security Standard, and IoT Security Assurance Framework. Compliance with NERC-CIP standards is mandated for entities involved in power generation, transmission, and distribution by regulatory bodies responsible for protecting critical infrastructure within the United States. NRG engages certified external assessors to ensure compliance with these standards.
The Company’s strategy seeks to align underlying processes not only with industry standards but also mirror best practices among peer organizations. The strategy ensures a standardized method across all activities at NRG allowing for consistent recognition, assessment and potential mitigation of significant cybersecurity risks. To further the strategy, the Company established the NRG Cybersecurity Integration Center ("CIC") which is composed of experienced team members from across cybersecurity disciplines with relevant educational and industry experience. The CIC provides the following functions to the Company: cyber governance, operations, detection and response, engineering, testing, cyber risk management (including third-party risks), compliance, training and awareness, and reporting. The CIC utilizes advanced continuous monitoring systems and investigative techniques for real-time threat detection. The systematic monitoring approach allows for risk classification and prioritization based on potential impacts, and facilitates targeted resource allocation according to risk severity. The Company conducts regular penetration testing to proactively identify vulnerabilities and enhance its defense measures. The Company engages third-party assessors to gain comprehensive insights into its cyber risk profile.
The Company relies on third-party service providers in the normal course of business. The Company has established a comprehensive approach to identify and manage cybersecurity risks associated with providers including, but not limited to, rigorous due diligence and assessments of third-party service providers' cybersecurity protocols before engagement, requirements relating to information handling, incident notification and assessment against the Company's cybersecurity requirements. Furthermore, the Company has implemented additional control measures and procedures in business processes to enable continuous risk identification and assessment, and to support monitoring mechanisms to oversee and manage supplier cybersecurity practices.
As of December 31, 2024, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to have a material affect on NRG’s business strategy, results of operations and financial condition. Despite efforts to maintain processes which mitigate cybersecurity risks, there is no guarantee that such risks may not have a material affect on NRG’s business strategy, results of operations, and financial condition in the future. For additional information on cybersecurity risks the Company may face, see Item 1A — Risk Factors – “The operation of the Company's businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on NRG's infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect”.
Governance
Management
The Chief Information Security Officer ("CISO") is the head of cybersecurity for the Company and leads the CIC. The CISO has decades of professional experience, education, and certification in security analysis, design, implementation, and management, with a particularly strong background in technical vulnerability assessment and program development. Within various roles throughout the CISO's career, he has overseen information assurance and cybersecurity efforts, including critical infrastructure protection in government agencies and industry.

At least twice per year, the CISO provides comprehensive updates to the Board of Directors on cybersecurity and any recent developments impacting the Company. These updates include, among other items:
•Incident reports and developments from any cybersecurity events;
•Current cybersecurity landscape and emerging cybersecurity threats, with a particular emphasis on Company and industry-specific threats; and
•Status of ongoing initiatives to strengthen the Company's cybersecurity program.
In addition, the CISO regularly informs other members of senior management, including the President and CEO, of all aspects related to cybersecurity risks and incidents. This is intended to ensure that the highest levels of management remain updated on the cybersecurity risk preparedness and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.
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
Board of Directors
The Board of Directors is primarily responsible for the risk oversight of the Company, and has delegated oversight of risks related to cybersecurity to the Finance and Risk Management ("FARM") Committee of the Board. The FARM Committee regularly reports on its activities to the Board of Directors after each meeting. The FARM Committee, as well as the overall Board of Directors, is composed of members with diverse expertise, including risk management, incident response and technology. The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and has worked with the Company’s management to establish comprehensive oversight mechanisms to ensure effective cybersecurity governance.
The FARM Committee and the Board of Directors receive updates on any significant developments in the cybersecurity domain, seeking to ensure that the Board of Director’s oversight is proactive and responsive. The Board of Directors remains involved in ensuring that cybersecurity considerations are integrated into the Company’s broader strategic objectives. Pursuant to the charter of the FARM Committee, the FARM Committee's responsibilities include an annual review of the Company’s cybersecurity program and the effectiveness of its risk management strategies. This review is intended to help identify areas for improvement and ensure the alignment of cybersecurity efforts with the overall risk management framework.

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned or leased as of December 31, 2024. The rated MW capacity figures provided represent nominal summer MW capacity of power generated. Net MW capacity is adjusted for the Company's owned or leased interest as of December 31, 2024. The Company believes its existing facilities, operations and/or projects are suitable for the conduct of its business. The following table summarizes NRG's power production and cogeneration facilities by region:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity(a)	Net MW Capacity(b)	% Owned
Texas
Cedar Bayou	ERCOT	Fossil	Natural Gas	TX	1,494	1,494	100.0
Cedar Bayou 4	ERCOT	Fossil	Natural Gas	TX	504	252	50.0
Greens Bayou	ERCOT	Fossil	Natural Gas	TX	327	327	100.0
Limestone	ERCOT	Fossil	Coal	TX	1,660	1,660	100.0
San Jacinto	ERCOT	Fossil	Natural Gas	TX	160	160	100.0
T.H. Wharton	ERCOT	Fossil	Natural Gas	TX	1,002	1,002	100.0
W.A. Parish	ERCOT	Fossil	Coal	TX	2,514	2,514	100.0
W.A. Parish	ERCOT	Fossil	Natural Gas	TX	1,118	1,118	100.0
Total Texas					8,779	8,527
East
Chalk Point	PJM	Fossil	Natural Gas	MD	80	80	100.0
Fisk	PJM	Fossil	Oil	IL	171	171	100.0
Indian River(c)	PJM	Fossil	Coal	DE	410	410	100.0
Indian River	PJM	Fossil	Oil	DE	16	16	100.0
Powerton(d)	PJM	Fossil	Coal	IL	1,538	1,538	100.0
Vienna	PJM	Fossil	Oil	MD	167	167	100.0
Waukegan	PJM	Fossil	Oil	IL	101	101	100.0
Total East					2,483	2,483
West/Services/Other
Cottonwood	MISO	Fossil	Natural Gas	TX	1,139	1,139	___(e)
Gladstone		Fossil	Coal	AUS	1,613	605	37.5
Ivanpah(f)	CAISO	Renewable	Solar	CA	385	210	54.5
Midway-Sunset	CAISO	Fossil	Natural Gas	CA	226	113	50.0
Stadiums and Other		Renewable	Solar	various	4	4	100.0
Total West/Services/Other					3,367	2,071
Total Fleet					14,629	13,081
(a)MW capacity of the facility without taking into account NRG ownership percentage
(b)Actual capacity, adjusted for ownership interest, can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT and PJM require periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time
(c)The Company previously announced the shut down of the Indian River facility. However, PJM identified reliability impacts resulting from the proposed deactivation and Indian River Unit 4 retired on February 23, 2025
(d)Powerton is projected to close by December 31, 2028 to comply with ELG regulations
(e)NRG leases 100% interests in the Cottonwood facility through a facility lease agreement expiring in May 2025 and operates the Cottonwood facility
(f)On January 17, 2025, PG&E filed an advice letter to the CPUC seeking approval of a termination agreement between the utility and Solar Partners II, LLC and Solar Partners VIII, LLC, which include NRG’s ownership interests. If approved by the CPUC, this would result in the termination of PG&E’s PPAs with Ivanpah Units 1 and 3

NRG owns several real properties and facilities related to its generation assets, other vacant real property unrelated to its generation assets, and properties not used for operational purposes. NRG believes it has satisfactory title to its plants and facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions that, in the Company's opinion, would not have a material adverse effect on the use or value of its portfolio.
NRG leases its operational and corporate headquarters in Houston, Texas, its financial and commercial corporate offices in Princeton, New Jersey, its smart home corporate offices in Provo and Lehi, Utah, as well as its retail operations offices, smart home monitoring stations, call centers, warehouses and various other office space.

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
As of January 31, 2025, there were 14,339 common stockholders of record.
The Company’s long-term capital allocation framework targets to return approximately 80% of excess cash to shareholders and invest 20% in growth initiatives, after debt reduction. The Company expects to return the capital to shareholders through share repurchases and dividends on its common stock.
In 2024, the Company increased the annual dividend on its common stock to $1.63 per share, representing an 8% increase from 2023. Consistent with its capital allocation framework, the Company further increased the annual dividend on its common stock by 8% to $1.76 per common share beginning in the first quarter of 2025. The long-term capital allocation policy targets an annual dividend growth rate of 7-9% per common share.
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
In June 2023, the Company announced that the Board of Directors increased the share repurchase authorization of its common stock to $2.7 billion to be executed through 2025. In October 2024, the Board of Directors authorized an additional $1.0 billion for shares repurchases as part of the existing share repurchase authorization. Through January 31, 2025, the Company completed $2.2 billion of share repurchases under the $3.7 billion authorization. For further information regarding share repurchases, see Item 15 — Note 15, Capital Structure in this Annual Report on Form 10-K.
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of NRG's common stock during the quarter ended December 31, 2024:

For the three months ended December 31, 2024	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
Month #1
(October 1, 2024 to October 31, 2024)	2,524,323	$89.23	2,524,323	$2,006
Month #2
(November 1, 2024 to November 30, 2024)	1,612,869	$94.94	1,612,869	$1,853
Month #3
(December 1, 2024 to December 31, 2024)	2,406,947	$94.78	2,406,947	$1,625
Total at December 31, 2024	6,544,139	$92.68	6,544,139
(a)The average price paid per share excludes excise taxes owed and commissions per share paid in connection with the open market share repurchases
(b)Includes commissions paid in connection with the open market share repurchases

Stock Performance Graph
The performance graph below compares the cumulative total stockholder return on NRG's common stock for the period December 31, 2019 through December 31, 2024, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index ("S&P 500") and the Philadelphia Utility Sector Index ("UTY").
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2019, in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

Total Return Performance
Index Value
300
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
NRG Energy, Inc.
S&P 500
UTY

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
NRG Energy, Inc.	$100.00	$99.16	$117.55	$89.97	$152.25	$271.99
S&P 500	100.00	118.76	152.84	125.16	158.07	197.61
UTY	100.00	103.22	122.05	122.84	111.58	134.88

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
•Results of operations for the years ended December 31, 2024 and December 31, 2023, including an explanation of significant differences between the periods in the specific line items of NRG's Consolidated Statements of Operations;
•Liquidity and capital resources including liquidity position, financial condition addressing credit ratings, material cash requirements and commitments, and other obligations; and
•Critical accounting estimates that are most important to both the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments.
As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations in this Annual Report on Form 10-K, which present the results of the Company's operations for the years ended December 31, 2024 and 2023, and also refer to Item 1 — Business to this Annual Report on Form 10-K for more detail discussion about the Company's business.
Beginning in the third quarter of 2024, the Company is recording the amortization of capitalized contracts costs within depreciation and amortization. This change, along with additional financial statement disclosures, is meant to address investor inquiries by enhancing transparency to easier match expenses with revenues. The Company previously recorded amortization of capitalized contract costs related to fulfillment in cost of operations and amortization of capitalized contract costs related to customer acquisition primarily in selling, general and administrative costs in the consolidated statements of operations. Amounts for prior years were adjusted for comparative purposes. See Item 15 — Note 2 , Summary of Significant Accounting Policies for further detail. The adjustments had no impact on the Company’s total operating costs and expenses, and total cash flows.
The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. A discussion and analysis of fiscal year 2022 may be found in Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, and is not materially impacted by the adjustments noted above.
The following discussion and analysis also contains forward-looking statements, including, without limitation, statements relating to NRG’s plans, strategies, objectives, expectations, intentions, and resources. Such forward-looking statements should be read in conjunction with the disclosures under Item 1A — Risk Factors of this Annual Report on Form 10-K.
Executive Summary
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company fueled by market-leading brands, proprietary technologies and complementary sales channels. Across the U.S. and Canada, NRG delivers innovative, sustainable solutions, predominately under the brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of December 31, 2024.
Business Environment
The industry dynamics and external influences affecting the Company, its businesses, and the retail energy and power generation industry in 2024 and for the future medium term include:
Market Dynamics — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates. Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, global liquified natural gas demand, exports of natural gas, and the financial and hedging profile of natural gas customers and producers. In 2024, the average natural gas price at Henry Hub was $2.27 per MMBtu compared to $2.74 per MMBtu in 2023, representing a decrease of 17%.
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

The relative price of natural gas as compared to coal and prevailing power prices are the primary driver of coal demand. Coal commodity prices remained relatively flat in 2024.
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

	Average On-Peak Power Price ($/MWh)
	Year Ended December 31,		2024 vs 2023
Region	2024	2023	Change %
Texas
ERCOT - Houston(a)	$32.05	$74.32	(57)%
ERCOT - North(a)	30.71	72.89	(58)%
East
NY J/NYC(b)	45.25	38.95	16%
NEPOOL(b)	46.59	41.36	13%
COMED (PJM)(b)	31.86	32.72	(3)%
PJM West Hub(b)	40.75	39.34	4%
West
CAISO - SP15(b)	29.95	60.17	(50)%
MISO - Louisiana Hub(b)	30.26	33.64	(10)%
(a)Average on-peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on-peak power prices based on day-ahead settlement prices as published by the respective ISOs
Load Growth — The electric industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (inclusive of GenAI). The U.S. Energy Information Administration's 2023 Annual Energy Outlook, combined with external forecasts of GenAI, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 86 GW in 2024 to 137 GW in 2028. This load growth will require significant planning and construction of new generation and transmission.
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
Lower Carbon Infrastructure Development — Policy mechanisms at the state and federal level, including production and investment tax credits, cash grants, loan guarantees, accelerated depreciation tax benefits, RPS, and carbon trading plans, have supported and continue to support the development of renewable generation, demand-side and smart grid, and other lower carbon infrastructure technologies. According to ERCOT, 43% of 2024 energy consumption in the ERCOT market was generated from carbon emission-free resources, with wind power contributing 24%. In addition, as subsidies and incentives contribute to increases in renewable power sources, customer awareness and preferences are shifting toward sustainable solutions. Increased demand for sustainable energy products from both residential and commercial customers creates opportunities for diversified product offerings in competitive retail markets.
Digitization and Customization — The electric industry is experiencing major technological changes in the way power is distributed and consumed by end-use customers. The electric grid is shifting from a centralized analog system, where power is generated from limited sources and flows in one direction, to a decentralized multidirectional system, where power can be generated from a number of distributed resources and stored or dispatched on an as-needed basis. In addition, customers are seeking new ways to engage with their power providers. Technologies like smart thermostats, smart appliances and electric vehicles are giving individuals more choice and control over their electricity usage. Power providers are starting to engage with customers who have transitioned to smart homes with new offerings, including but not limited to behind-the-meter demand response, or virtual power plant products. Companies with large customer bases in competitive marketplaces are poised to create additional engagement with customers to help further integrate their smart home into their daily lives.
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
Environmental Matters, Regulatory Matters and Legal Proceedings — Details of environmental matters are presented in Item 15 — Note 24, Environmental Matters, to the Consolidated Financial Statements and Item 1 — Business, Environmental Matters. Details of regulatory matters are presented in Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements and Item 1 — Business, Regulatory Matters. Details of legal proceedings are presented in Item 15 — Note 22, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Company's financial results.
Significant Events
The following significant events occurred during 2024 and through the filing date, as further described within this Management's Discussion and Analysis and the Consolidated Financial Statements:
Dispositions
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $20 million, resulting in net proceeds of $480 million. The Company recorded a gain on the sale of $204 million within the West/Services/Other region of operations.
Capital Allocation
In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization, for a total of $3.7 billion. As of January 31, 2025, $1.5 billion is remaining under the $3.7 billion authorization.
In the first quarter of 2024, NRG increased the annual common stock dividend to $1.63 from $1.51 per share, representing an 8% increase from 2023. Beginning in the first quarter of 2025, NRG increased the annual common stock dividend by 8% to $1.76 per share. The Company expects to target an annual common stock dividend growth rate of 7-9% per share in subsequent years.

On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment to the Second Amended and Restated Credit Agreement (the “Eighth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent (the “Agent”) and as collateral agent, and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), in order to (i) establish a new Term Loan Facility with borrowings of $875 million in aggregate principal amount (the “Existing Term Loan B Facility” and the loans thereunder, the “Existing Term Loans”) and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Existing Term Loans were used to repay a portion of the Company’s Convertible Senior Notes, all of the Company's 3.750% senior secured first lien notes due 2024 and for general corporate purposes. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement (the “Ninth Amendment”) to the Credit Agreement to its Revolving Credit Facility to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
During the year ended December 31, 2024, the Company repurchased $343 million in aggregate principal amount of its Convertible Senior Notes, for $603 million, which included the payment of $3 million of accrued interest, using cash on hand and a portion of the proceeds from the Existing Term Loans. For the year ended December 31, 2024, a $260 million loss on debt extinguishment was recorded in connection with the repurchases. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties to effectively lock in a conversion premium of $257 million on the remaining $232 million of the Convertible Senior Notes. The option price of $257 million was incurred when the Company entered into the capped call transactions, which will be payable upon the earlier of settlement and expiration of the applicable Capped Call. For further discussion see Item 15 — Note 15, Capital Structure.
On June 21, 2024, NRG Receivables, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 20, 2025, (ii) increase the aggregate commitments from $1.4 billion to $2.3 billion (adjusted seasonally) and (iii) add a new originator. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
During the second quarter of 2024, the Company repaid $600 million in aggregate principal amount of its 3.750% Senior Secured First Lien Notes due 2024.
Debt Refinancing Transactions
In the fourth quarter of 2024, the Company entered into the following debt transactions:

Sources		Uses
Issuance by NRG of 6.000% Senior Notes due 2033	$925 million	Repayment of the Vivint Senior Secured Term Loan B	$1.310 billion
Issuance by NRG of 6.250% Senior Notes due 2034	$950 million	Cash tender offer for Vivint 6.750% Senior Secured Notes due 2027(a)	$600 million
Exchange offer for New NRG 5.750% Senior Notes due 2029	$798 million	Exchange offer for Vivint 5.750% Senior Notes due 2029(b)	$798 million
Incremental Term Loan B issued by NRG	$450 million	Repayment of NRG 6.625% Senior Notes due 2027	$375 million
		Transactions fees, expenses and premiums	$40 million
Total	$3.123 billion	Total	$3.123 billion
(a)On October 15, 2024, APX Group, Inc. launched the Cash Tender Offer for the Vivint 6.750% Senior Secured Notes due 2027 and on October 30, 2024, delivered a notice of redemption with respect to the $11 million of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding
(b)On October 15, 2024, APX Group, Inc. launched an Exchange Offer for the Vivint 5.750% Senior Notes due 2029 and on November 4, 2024, delivered a notice of redemption with respect to the $2 million of the Vivint 5.750% Senior Notes due 2029 that remained outstanding following the Exchange Offer
As part of the above transactions, the Company entered into the Tenth and Eleventh Amendments to the Second Amended and Restated Credit Agreement (the “Tenth and Eleventh Amendments”) to the Credit Agreement to (i) include an incremental term loan B in an aggregate principal amount of $450 million (the “Incremental Term Loan B Facility” and the loans thereunder, the “Incremental Term Loans”), (ii) extend the maturity date of its revolving credit facility to October 30, 2029 and (iii) make certain other amendments to the Credit Agreement.

On November 26, 2024, the Company, as borrower, entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement (the “Twelfth Amendment”) to the Credit Agreement to (i) reprice both the Existing Term Loan B Facility and the Incremental Term Loan B Facility and (ii) make certain other modifications to the Credit Agreement as set forth therein.
On December 20, 2024, the Company, as borrower, entered into the Thirteenth Amendment to the Second Amended and Restated Credit Agreement (the “Thirteenth Amendment”) to the Credit Agreement to (i) add APX Group, Inc. as an additional borrower of the loans under the Credit Agreement on a joint and several basis with the Company and (ii) make certain other modifications to the Credit Agreement as set forth therein.
In connection with the above transactions, a $122 million loss on debt extinguishment was recorded, which included the write-off of discounts and previously deferred financing costs and other fees. For further discussion on these amendments and the debt transactions in the table above, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Operations
In 2024, NRG entered into a definitive partnership agreement with Renew Home, a VPP platform formed by the combination of Google’s Nest Renew and OhmConnect. Leveraging Google Cloud’s AI and cloud platforms, NRG and Renew Home plan to develop a VPP portfolio of up to 1 GW of load management capacity, with instantaneous dispatch value during peak events and tight supply conditions.
The Company's strategy is to procure mid to long-term renewable generation through power purchase agreements. NRG has entered into Renewable PPAs totaling approximately 1.9 GW with third-party project developers and other counterparties, of which all are operational as of December 31, 2024. The remaining average tenure of these agreements is nine years. The Company expects to continue evaluating and executing similar agreements that support the needs of the business. The total GW entered into through Renewable PPAs may be impacted by contract terminations when they occur.
Site Development Updates
On February 13, 2025, NRG signed a strategic Project Development Agreement with GE Vernova (“GEV”) and Kiewit’s subsidiary, TIC, to develop and construct up to 5.4 GW of new gas-fired, combined cycle generation projects. The generation facilities will be owned and operated by NRG. Additionally, NRG has entered into a slot reservation agreement with GEV for the procurement of 1.2 GW of 7HA gas turbines. The first projects under this comprehensive development agreement are expected to commence operations by the end of 2029.

Consolidated Results of Operations for the years ended December 31, 2024 and 2023
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions)	2024	2023	Change
Revenue
Retail revenue	$27,149	$27,467	$(318)
Energy revenue(a)	500	553	(53)
Capacity revenue(a)	177	197	(20)
Mark-to-market for economic hedging activities	(3)	144	(147)
Contract amortization	(29)	(32)	3
Other revenues(a)(b)	336	494	(158)
Total revenue	28,130	28,823	(693)
Operating Costs and Expenses
Cost of fuel	890	992	102
Purchased energy and other cost of sales(c)	19,371	20,610	1,239
Mark-to-market for economic hedging activities	(209)	3,007	3,216
Contract and emissions credit amortization(c)	49	93	44
Operations and maintenance	1,607	1,391	(216)
Other cost of operations	392	390	(2)
Cost of operations (excluding depreciation and amortization shown below)	22,100	26,483	4,383
Depreciation and amortization	1,403	1,295	(108)
Impairment losses	36	26	(10)
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $204, and $125, respectively, which are included in depreciation and amortization shown separately above)	2,031	1,843	(188)
Provision for credit losses	314	251	(63)
Acquisition-related transaction and integration costs	30	119	89
Total operating costs and expenses	25,914	30,017	4,103
Gain on sale of assets	208	1,578	(1,370)
Operating Income	2,424	384	2,040
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	20	16	4
Impairment losses on investments	(7)	(102)	95
Other income, net	44	47	(3)
(Loss)/Gain on debt extinguishment	(382)	109	(491)
Interest expense	(651)	(667)	16
Total other expenses	(976)	(597)	(379)
Income/(Loss) Before Income Taxes	1,448	(213)	1,661
Income tax expense/(benefit)	323	(11)	334
Net Income/(Loss)	$1,125	$(202)	$1,327
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

Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Economic gross margin should be viewed as a supplement to and not a substitute for the Company's presentation of gross margin, which is the most directly comparable GAAP measure. Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's management. Economic gross margin is defined as the sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales. Economic gross margin does not include mark-to-market gains or losses on economic hedging activities, contract amortization, emission credit amortization, depreciation and amortization, operations and maintenance, or other costs of operations.
The following tables present the composition and reconciliation of gross margin and economic gross margin for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
($ in millions, except otherwise noted)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$10,400	$11,247	$3,595	$1,932	$(25)	$27,149
Energy revenue	41	242	229	—	(12)	500
Capacity revenue	—	156	24	—	(3)	177
Mark-to-market for economic hedging activities	—	(23)	16	—	4	(3)
Contract amortization	—	(27)	(2)	—	—	(29)
Other revenue(a)	212	112	24	—	(12)	336
Total revenue	10,653	11,707	3,886	1,932	(48)	28,130
Cost of fuel	(647)	(135)	(108)	—	—	(890)
Purchased energy and other costs of sales(b)(c)(d)	(6,585)	(9,577)	(3,090)	(144)	25	(19,371)
Mark-to-market for economic hedging activities	(684)	1,083	(186)	—	(4)	209
Contract and emissions credit amortization	(9)	(31)	(9)	—	—	(49)
Depreciation and amortization	(323)	(158)	(114)	(767)	(41)	(1,403)
Gross margin	$2,405	$2,889	$379	$1,021	$(68)	$6,626
Less: Mark-to-market for economic hedging activities, net	(684)	1,060	(170)	—	—	206
Less: Contract and emissions credit amortization, net	(9)	(58)	(11)	—	—	(78)
Less: Depreciation and amortization	(323)	(158)	(114)	(767)	(41)	(1,403)
Economic gross margin	$3,421	$2,045	$674	$1,788	$(27)	$7,901
(a)Includes trading gains and losses and ancillary revenues
(b)Includes capacity and emissions credits
(c)Includes $3.3 billion, $278 million and $1.2 billion of TDSP expense in Texas, East, and West/Services/Other, respectively
(d)Excludes depreciation and amortization shown separately

	Year Ended December 31, 2024
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	39,353	15,229	2,355	—	—	56,937
Business electricity sales volume (GWh)	40,274	46,724	10,513	—	—	97,511
Home natural gas retail sales volumes (MDth)	—	49,927	75,898	—	—	125,825
Business natural gas retail sales volumes (MDth)	—	1,525,094	181,972	—	—	1,707,066
Average retail Home customer count (in thousands)(a)	2,940	2,165	748	—	—	5,853
Ending retail Home customer count (in thousands)(a)	2,909	2,191	720	—	—	5,820
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,100	—	2,100
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,154	—	2,154
GWh sold	23,350	4,442	5,977	—	—	33,769
GWh generated (c)	23,350	2,372	5,977	—	—	31,699
(a)Home customer count includes recurring residential customers, services customers and community choice
(b)Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Year Ended December 31, 2023
($ in millions, except otherwise noted)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue	$10,030	$11,946	$3,943	$1,549	$(1)	$27,467
Energy revenue	77	291	185	—	—	553
Capacity revenue	—	197	2	—	(2)	197
Mark-to-market for economic hedging activities	—	57	103	—	(16)	144
Contract amortization	—	(32)	—	—	—	(32)
Other revenue(b)	369	88	48	—	(11)	494
Total revenue	10,476	12,547	4,281	1,549	(30)	28,823
Cost of fuel	(760)	(112)	(120)	—	—	(992)
Purchased energy and other costs of sales(c)(d)(e)	(6,288)	(10,683)	(3,532)	(116)	9	(20,610)
Mark-to-market for economic hedging activities	315	(2,471)	(867)	—	16	(3,007)
Contract and emissions credit amortization	(11)	(68)	(14)	—	—	(93)
Depreciation and amortization	(348)	(167)	(99)	(645)	(36)	(1,295)
Gross margin	$3,384	$(954)	$(351)	$788	$(41)	$2,826
Less: Mark-to-market for economic hedging activities, net	315	(2,414)	(764)	—	—	(2,863)
Less: Contract and emissions credit amortization, net	(11)	(100)	(14)	—	—	(125)
Less: Depreciation and amortization	(348)	(167)	(99)	(645)	(36)	(1,295)
Economic gross margin	$3,428	$1,727	$526	$1,433	$(5)	$7,109
(a)Includes results of operations following the acquisition date of March 10, 2023
(b)Includes trading gains and losses and ancillary revenues
(c)Includes capacity and emissions credits
(d)Includes $3.1 billion, $244 million and $1.1 billion of TDSP expense in Texas, East, and West/Services/Other, respectively
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	40,032	12,838	2,243	—	—	55,113
Business electricity sales volume (GWh)	40,250	46,438	10,393	—	—	97,081
Home natural gas retail sales volumes (MDth)	—	49,990	75,150	—	—	125,140
Business natural gas retail sales volumes (MDth)	—	1,587,052	179,888	—	—	1,766,940
Average retail Home customer count (in thousands)(a)	2,878	1,856	774	—	—	5,508
Ending retail Home customer count (in thousands)(a)	2,928	2,137	762	—	—	5,827
Average Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,008	—	2,008
Ending Vivint Smart Home subscriber count (in thousands)(b)	—	—	—	2,043	—	2,043
GWh sold	30,776	5,396	5,903	—	—	42,075
GWh generated(c)	30,776	2,016	5,903	—	—	38,695
(a)Home customer count includes recurring residential customers, services customers and community choice
(b)Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for 2024 and 2023:

	Year ended December 31,			Quarter ended December 31,			Quarter ended September 30,			Quarter ended June 30,			Quarter ended March 31,
Weather Metrics	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)	Texas	East	West/Services/Other(a)
2024
CDDs(b)	3,464	1,360	2,132	461	83	251	1,714	814	1,194	1,173	431	638	116	32	49
HDDs(b)	1,309	4,236	1,968	393	1,560	658	—	28	11	31	435	200	885	2,213	1,099
2023
CDDs	3,468	1,229	2,024	285	85	158	2,039	817	1,291	978	273	502	166	54	73
HDDs	1,469	4,139	2,105	613	1,520	688	—	48	4	57	479	254	799	2,092	1,159
10-year average
CDDs	3,109	1,315	1,966	298	90	169	1,710	833	1,192	989	350	554	112	42	51
HDDs	1,676	4,705	2,058	636	1,616	752	3	49	8	59	538	192	978	2,502	1,106
(a)The West/Services/Other weather metrics are comprised of the average of the CDD and HDD regional results for the West - California and West - South Central regions
(b)National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period

Gross margin and economic gross margin
Gross margin increased $3.8 billion and economic gross margin increased $792 million, both of which include intercompany sales, during the year ended December 31, 2024, compared to the same period in 2023. The detail by segment is as follows:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue of $178 million, primarily driven by changes in customer term, product and mix •a 5%, or $144 million increase in cost to serve the retail load driven by higher realized power prices associated with the Company’s diversified supply strategy including asset sales in 2023	$34
Lower gross margin due to a decrease in load of 1.4 TWhs, or $46 million, due to weather, partially offset by an increase in load of 7 GWhs, or $8 million, driven by an increase in average customer counts	(38)
Other	(3)
Decrease in economic gross margin	$(7)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(999)
Decrease in contract and emissions credit amortization	2
Decrease in depreciation and amortization	25
Decrease in gross margin	$(979)

East

(In millions)
Lower gross margin due to a decrease in generation and capacity as a result of the Joliet and Astoria asset retirements	$(20)
Higher electric gross margin due to higher net revenue rates as a result of changes in customer term, product and mix of $2.00 per MWh, or $127 million as well as lower supply costs of $0.75 per MWh, or $54 million driven primarily by decreases in realized power prices	181
Higher electric gross margin due to an increase in customer count and change in customer mix	29
Higher natural gas gross margin including the impact of transportation and storage contract optimization, resulting in lower supply costs of $0.60 per Dth, or $992 million, driven by a decrease in gas costs, partially offset by lower net revenue rates of $0.55 per Dth, or $873 million, from changes in customer term, product and mix	119
Lower natural gas gross margin from a decrease in load due to a lower customer count and change in customer mix	(14)
Lower gross margin due to a reduction in capacity prices along with a prior year reduction in capacity performance penalties resulting from Winter Storm Elliott in December 2022	(15)
Higher gross margin due to an increase in average realized price at Midwest Generation and toll facilities, partially offset by higher supply costs	45
Other	(7)
Increase in economic gross margin	$318
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	3,474
Decrease in contract amortization	42
Decrease in depreciation and amortization	9
Increase in gross margin	$3,843

West/Services/Other

(In millions)
Higher electric gross margin due to lower supply costs of $18.25 per MWh, or $236 million, partially offset by lower revenue rates of $9.75 per MWh, or $124 million	$112
Higher natural gas gross margin due to lower supply costs of $1.10 per Dth, or $284 million and changes in customer mix of $1 million, partially offset by lower revenue rates of $1.05 per Dth, or $272 million	13
Higher gross margin at Cottonwood driven by spark spread expansion, favorable current year capacity pricing and a prior year reduction in capacity performance bonus payments resulting from Winter Storm Elliott in December 2022	74
Lower gross margin primarily due to the Sale of Airtron in September 2024	(28)
Lower gross margin from market optimization activities	(25)
Other	2
Increase in economic gross margin	$148
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	594
Decrease in contract amortization	3
Increase in depreciation and amortization	(15)
Increase in gross margin	$730

Vivint Smart Home(a)

(In millions)
Increase due to the acquisition of Vivint Smart Home	$289
Higher gross margin driven by growth in subscribers, or $77 million, higher revenue rates of $1.55 per subscriber or $33 million, partially offset by lower non-recurring sales revenue of $37 million	73
Lower gross margin due to recognition of fees associated with licensing products and services	(10)
Other	3
Increase in economic gross margin	$355
Increase in depreciation and amortization	(122)
Increase in gross margin	$233
(a) Includes results of operations following the acquisition date of March 10, 2023
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $3.1 billion during the year ended December 31, 2024, compared to the same period in 2023.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment is as follows:

	Year Ended December 31, 2024
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains) on settled positions related to economic hedges	$—	$(33)	$(1)	$4	$(30)
Reversal of acquired (gain) positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	11	17	—	28
Total mark-to-market (losses)/gains in revenues	$—	$(23)	$16	$4	$(3)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(663)	$740	$63	$(4)	$136
Reversal of acquired loss/(gain) positions related to economic hedges	9	(5)	2	—	6
Net unrealized (losses)/gains on open positions related to economic hedges	(30)	348	(251)	—	67
Total mark-to-market (losses)/gains in operating costs and expenses	$(684)	$1,083	$(186)	$(4)	$209
(a)Includes $37 million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

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
For the year ended December 31, 2024, the $3 million loss in revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains on contracts that settled during the period, largely offset by an increase in the value of open positions as a result of decreases in New York capacity and MISO power prices. The $209 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as an increase in the value of open positions as a result of increases in natural gas and Northeast power prices. This was partially offset by a decrease in the value of open positions as a result of decreases in CAISO and Alberta power prices.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2024 and 2023. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year ended December 31,
(In millions)	2024	2023
Trading gains
Realized	$31	$11
Unrealized	1	38
Total trading gains	$32	$49

Operations and Maintenance Expenses
Operations and maintenance expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Eliminations	Total
Year Ended December 31, 2024	$783	$364	$216	$247	$7	$(10)	$1,607
Year Ended December 31, 2023	620	343	245	187	—	(4)	1,391
(a) Includes results of operations following the acquisition date of March 10, 2023
Operations and maintenance expenses increased by $216 million for the year ended December 31, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase primarily due to the prior year partial property insurance claim for the extended outage at W.A. Parish	$164
Increase in planned major maintenance expenditures associated with the scope and duration of outages at the Texas coal and gas facilities, and Powerton	154
Increase due to the acquisition of Vivint Smart Home in March 2023	36
Increase driven by higher Vivint Smart Home operations costs	24
Increase driven by higher retail operations costs	16
Decrease primarily due to the sale of STP in November 2023	(125)
Decrease driven by a reduction in deactivation and asset retirement expenditures primarily in the East	(33)
Decrease due to the sale of Airtron in September 2024	(15)
Other	(5)
Increase in operations and maintenance expense	$216
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Total
Year Ended December 31, 2024	$236	$136	$14	$6	$392
Year Ended December 31, 2023	243	131	13	3	390
(a) Includes results of operations following the acquisition date of March 10, 2023
Other cost of operations increased by $2 million for the year ended December 31, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase in retail gross receipt taxes in Texas and East	$9
Increase due to changes in current year ARO cost estimates at Midwest Generation and Jewett Mine	6
Increase due to higher insurance premiums	6
Decrease primarily due to the sale of STP in November 2023	(21)
Other	2
Increase in other cost of operations	$2

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate	Total
Year Ended December 31, 2024	$323	$158	$114	$767	$41	$1,403
Year Ended December 31, 2023	348	167	99	645	36	1,295
(a) Includes results of operations following the acquisition date of March 10, 2023

Depreciation and amortization expense increased by $108 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in amortization of capitalized contract costs, partially offset by a decrease in amortization driven by the expected roll of the acquired Vivint Smart Home intangibles.
Impairment Losses
During the year ended December 31, 2024, the Company recorded impairment losses related to property plant and equipment and other assets of $7 million, and $29 million in the Texas and West/Services/Other segments, respectively.
During the year ended December 31, 2023, the Company recorded impairment losses related to property plant and equipment and leases of $2 million, $4 million and $20 million in the Texas, East and West/Services/Other segments, respectively.
Refer to Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements for further discussion.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/ Eliminations	Total
Year Ended December 31, 2024	$638	$561	$201	$591	$40	$2,031
Year Ended December 31, 2023	587	524	198	477	57	1,843
(a) Includes results of operations following the acquisition date of March 10, 2023
Selling, general and administrative costs increased by $188 million for the year ended December 31, 2024 compared to the same period in 2023, due to the following:

(In millions)
Increase due to the acquisition of Vivint Smart Home in March 2023	$87
Increase due to reserves for legal matters in 2024 and partially offset by the favorable resolution of legal matters in 2023	58
Increase in personnel costs primarily driven by an increase in accruals as part of the Company's annual incentive plan reflecting financial outperformance for the year	46
Increase in equity linked compensation primarily driven by a higher share price in 2024	33
Increase in marketing and media expenses	24
Decrease in consulting and legal expenses	(36)
Decrease driven by the sale of STP in November 2023	(10)
Other	(14)
Increase in selling, general and administrative costs	$188
Provision for Credit Losses
Provision for credit losses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Total
Year Ended December 31, 2024	$203	$25	$48	$38	$314
Year Ended December 31, 2023	159	28	30	34	251
(a) Includes results of operations following the acquisition date of March 10, 2023
Provision for credit losses increased by $63 million for the year ended December 31, 2024, compared to the same period in 2023, due to the following:

(In millions)
Increase primarily due to higher Texas Home retail revenues and customer payment behavior	$54
Increase due to the acquisition of Vivint Smart Home in March 2023	9
Increase in provision for credit losses	$63

Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs were $30 million and $119 million for the years ended December 31, 2024 and 2023, respectively, include:

	As of December 31,
(In millions)	2024	2023
Vivint Smart Home integration costs	$23	$52
Vivint Smart Home acquisition costs	—	38
Other integration costs, primarily related to Direct Energy	7	29
Acquisition-related transaction and integration costs	$30	$119
Gain on Sale of Assets
The gain on sale of assets of $208 million and $1.6 billion recorded for the years ended December 31, 2024 and 2023, respectively, include:

	As of December 31,
(In millions)	2024	2023
Sale of the Company's 44% equity interest in STP	$—	$1,236
Sale of the Airtron business unit	204	—
Sale of Astoria land and related assets	—	199
Sale of the Company's 100% ownership in the Gregory natural gas generating facility	—	82
Sale of land and structures at the Company's deactivated Norwalk Harbor, LLC site	—	38
Sale of land at the Company's Indian River Power, LLC site	—	19
Other asset sales	4	4
Gain on sale of assets	$208	$1,578
Impairment Losses on Investments
During the years ended December 31, 2024 and 2023, the Company recorded impairment losses of $7 million and $102 million, respectively, on the Company's equity method investment in Gladstone generation facility, as further described in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.
(Loss)/Gain on Debt Extinguishment
The (loss)/gain on debt extinguishment of $(382) million and $109 million recorded for the years ended December 31, 2024, and 2023, respectively, include:

	As of December 31,
(In millions)	2024	2023
Repurchase of a portion of the Convertible Senior Notes	$(260)	$—
Exchange offer for the Vivint 5.750% Senior Notes, due 2029	(90)	—
Repayment of the Vivint Senior Secured Term Loan B	(18)	—
Redemption of the Vivint 6.750% Senior Secured Notes, due 2027	(13)	—
Redemption of the 6.625% Senior Notes, due 2027	(1)	—
Partial redemption of the 3.875% Senior Notes, due 2032	—	109
(Loss)/Gain on Debt Extinguishment	$(382)	$109
Refer to Item 15 — Note 12, Long-term Debt and Finance Leases, to the Consolidated Financial Statements for further discussion.

Income Tax Expense/(Benefit)
For the year ended December 31, 2024, NRG recorded an income tax expense of $323 million on pre-tax income of $1.4 billion. For the same period in 2023, NRG recorded income tax benefit of $11 million on a pre-tax loss of $213 million. The effective tax rate was 22.3% and 5.2% for the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, NRG's overall effective tax rate was higher than the federal statutory tax rate of 21%, primarily due to permanent differences and state tax expense partially offset by tax benefits from the revaluation of deferred tax assets and decrease of certain state valuation allowances.

	Year Ended December 31,
(In millions, except effective income tax rate)	2024	2023
Income/(Loss) before income taxes	$1,448	$(213)
Tax at federal statutory tax rate	304	(45)
State taxes	92	(22)
Foreign rate differential	1	(10)
Changes in state valuation allowances	(110)	42
Nondeductible loss on Convertible Senior Notes repurchases	56	—
Permanent differences	23	31
Stock compensation	(19)	—
Recognition of uncertain tax benefits	1	12
Deferred impact of state tax rate changes	(24)	3
Foreign tax refunds	—	(17)
Return to provision adjustments	(1)	(5)
Income tax expense/(benefit)	$323	$(11)
Effective income tax rate	22.3%	5.2%
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

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2024 and 2023, NRG's liquidity, excluding collateral funds deposited by counterparties, was approximately $5.4 billion and $4.8 billion, respectively, comprised of the following:

	As of December 31,
(In millions)	2024	2023
Cash and cash equivalents	$966	$541
Restricted cash - operating	4	21
Restricted cash - reserves (a)	4	3
Total	974	565
Total availability under Revolving Credit Facility and collective collateral facilities(b)	4,469	4,278
Total liquidity, excluding collateral funds deposited by counterparties	$5,443	$4,843
(a)Includes reserves primarily for debt service, performance obligations and capital expenditures
(b)Total capacity of Revolving Credit Facility and collective collateral facilities was $7.3 billion and $7.4 billion as of December 31, 2024 and December 31, 2023, respectively

As of December 31, 2024, total liquidity, excluding collateral funds deposited by counterparties, increased by $600 million. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at December 31, 2024, were predominantly held in bank deposits.

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
Credit Ratings
On March 18, 2024, S&P affirmed the Company's issuer credit rating of BB and changed the rating outlook from Stable to Positive.
The following table summarizes the Company's current credit ratings:

	S&P	Moody's	Fitch
NRG Energy, Inc.	BB Positive	Ba1 Stable	BB+ Stable
Senior Secured Debt	BBB-	Baa3	BBB-
Senior Unsecured Debt	BB	Ba2	BB+
Preferred Stock	B	Ba3	BB-

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Item 15 — Note 12, Long-term Debt and Finance Leases, to the Consolidated Financial Statements, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Revolving Credit Facility, the Receivables Securitization Facilities and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the pre-capitalized trust securities facility.
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) market operations activities; (ii) debt service obligations, as described more fully in Item 15 — Note 12, Long-term Debt and Finance Leases, to the Consolidated Financial Statements; (iii) capital expenditures, including maintenance, environmental, and investments and integration; and (iv) allocations in connection with acquisition opportunities, debt repayments, share repurchases and dividend payments to stockholders, as described in Item 15 — Note 15, Capital Structure, to the Consolidated Financial Statements.
Sale of Airtron
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $20 million, resulting in net proceeds of $480 million.
Senior Credit Facility
On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment, which amended the Credit Agreement, in order to (i) establish the Existing Term Loan B Facility with borrowings of $875 million in aggregate principal amount and the Existing Term Loans and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Existing Term Loans were used to repay a portion of the Company’s Convertible Senior notes, all of the Company’s 3.750% senior secured first lien notes due 2024 and for general corporate purposes.
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to its Revolving Credit Facility to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.

Debt Refinancing Transactions
In the fourth quarter of 2024, the Company entered into the following debt transactions:

Sources		Uses
Issuance by NRG of 6.000% Senior Notes due 2033	$925 million	Repayment of the Vivint Senior Secured Term Loan B	$1.310 billion
Issuance by NRG of 6.250% Senior Notes due 2034	$950 million	Cash tender offer for Vivint 6.750% Senior Secured Notes due 2027(a)	$600 million
Exchange offer for New NRG 5.750% Senior Notes due 2029	$798 million	Exchange offer for Vivint 5.750% Senior Notes due 2029(b)	$798 million
Incremental Term Loan B issued by NRG	$450 million	Repayment of NRG 6.625% Senior Notes due 2027	$375 million
		Transactions fees, expenses and premiums	$40 million
Total	$3.123 billion	Total	$3.123 billion
(a)On October 15, 2024, APX Group, Inc. launched the Cash Tender Offer for the Vivint 6.750% Senior Secured Notes due 2027 and on October 30, 2024, delivered a notice of redemption with respect to the $11 million of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding
(b)On October 15, 2024, APX Group, Inc. launched an Exchange Offer for the Vivint 5.750% Senior Notes due 2029 and on November 4, 2024, delivered a notice of redemption with respect to the $2 million of the Vivint 5.750% Senior Notes due 2029 that remained outstanding following the Exchange Offer
As part of the above transactions, the Company entered into the Tenth and Eleventh Amendments to the Credit Agreement to (i) include the Incremental Term Loan B Facility in an aggregate principal amount of $450 million and the Incremental Term Loans, (ii) extend the maturity date of its revolving credit facility to October 30, 2029 and (iii) make certain other amendments to the Credit Agreement.
On November 26, 2024, the Company, as borrower, entered into the Twelfth Amendment to the Credit Agreement to (i) reprice both the Existing Term Loan B Facility and the Incremental Term Loan B Facility and (ii) make certain other modifications to the Credit Agreement as set forth therein.
On December 20, 2024, the Company, as borrower, entered into the Thirteenth Amendment to the Credit Agreement to (i) add APX Group, Inc. as an additional borrower of the loans under the Credit Agreement on a joint and several basis with the Company and (ii) make certain other modifications to the Credit Agreement as set forth therein. For further discussion on these amendments and the debt transactions in the table above, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Convertible Senior Notes
As of January 1, 2025, the Company’s Convertible Senior Notes are convertible during the quarterly period ending March 31, 2025 due to the satisfaction of the Common Stock Sale Price Condition. In addition, the Convertible Senior Notes are also convertible from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
During the year ended December 31, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Existing Term Loans, as detailed in the table below. For the year ended December 31, 2024, a $260 million loss on debt extinguishment was recorded.

(In millions, except percentages)
Settlement Period	Principal Repurchased	Cash Paid(a)	Average Repurchase Percentage
March 2024	$92	$151	162.356%
April 2024	251	452	179.454%
Total Repurchases	$343	$603
(a)Includes accrued interest of $1 million and $2 million for the March and April repurchases, respectively
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls have a cap price of $249.00 per share, subject to certain adjustments, and effectively lock in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The option price of $257 million was incurred when the Company entered into the Capped Calls, which will be payable upon the earlier of settlement and expiration of the applicable Capped Calls. For further discussion, see Item 15 - Note 15, Capital Structure, to the Consolidated Financial Statements for additional discussion.

Receivables Securitization Facilities
On June 21, 2024, NRG Receivables, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 20, 2025, (ii) increase the aggregate commitments from $1.4 billion to $2.3 billion (adjusted seasonally) and (iii) add a new originator. As of December 31, 2024, there were no outstanding borrowings and there were $1.4 billion in letters of credit issued.
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
Vivint Term Loan
On April 10, 2024, the Company’s wholly-owned indirect subsidiary, Vivint, entered into Amendment No. 2 (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated as of June 9, 2021 (the “Vivint Credit Agreement”) with, among others, Bank of America, N.A. as administrative agent (the “Vivint Agent”), and certain financial institutions, as lenders, which amended the Vivint Credit Agreement in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other modifications to the Vivint Credit Agreement as set forth therein.
On October 30, 2024, the Company repaid in full the outstanding Vivint Term Loans of approximately $1.3 billion and terminated the revolving credit facility under the Vivint Credit Agreement.
Liability Management
The Company executed $342 million in liability management in 2024 and achieved its targeted credit metrics. The Company intends to spend approximately $270 million from cash from operations during 2025. The Company remains committed to maintaining a strong balance sheet and its targeted credit metrics.
Pension and Other Postretirement Benefit Contributions
As of December 31, 2024, the Company’s estimated pension minimum funding requirements for the next 5 years were $108 million, of which $16 million are required to be made within the next 12 months. As of December 31, 2024, the Company’s estimated other postretirement benefits minimum funding requirements for the next 5 years were $24 million, of which $5 million are required to be made within the next 12 months. These amounts represent estimates based on assumptions that are subject to change. For further discussion, see Item 15 — Note 14, Benefit Plans and Other Postretirement Benefits, to the Consolidated Financial Statements.

Debt Service Obligations
Principal payments on debt and finance leases as of December 31, 2024, are due in the following periods:

(In millions)
Description	2025	2026	2027	2028	2029	Thereafter	Total
Recourse Debt:
5.750% Senior Notes, due 2028	$—	$—	$—	$821	$—	$—	$821
5.250% Senior Notes, due 2029	—	—	—	—	733	—	733
3.375% Senior Notes, due 2029	—	—	—	—	500	—	500
5.750% Senior Notes, due 2029	—	—	—	—	798	—	798
3.625% Senior Notes, due 2031	—	—	—	—	—	1,030	1,030
3.875% Senior Notes, due 2032	—	—	—	—	—	480	480
6.000% Senior Notes, due 2033	—	—	—	—	—	925	925
6.250% Senior Notes, due 2034	—	—	—	—	—	950	950
2.750% Convertible Senior Notes, due 2048	232	—	—	—	—	—	232
2.000% Senior Secured Notes, due 2025	500	—	—	—	—	—	500
2.450% Senior Secured Notes, due 2027	—	—	900	—	—	—	900
4.450% Senior Secured Notes, due 2029	—	—	—	—	500	—	500
7.00% Senior Secured Notes, due 2033	—	—	—	—	—	740	740
Tax-exempt bonds	247	—	—	59	—	160	466
Term Loan B, due 2031	11	14	13	13	13	1,253	1,317
Subtotal Recourse Debt	990	14	913	893	2,544	5,538	10,892
Finance Leases:
Finance leases	6	4	3	1	—	—	14
Total Debt and Finance Leases	$996	$18	$916	$894	$2,544	$5,538	$10,906

Interest Payments	$598	$578	$565	$486	$408	$877	$3,512
For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g. buying power before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of December 31, 2024, market operations had total cash collateral outstanding of $309 million and $2.9 billion outstanding in letters of credit to third parties primarily to support its market activities. As of December 31, 2024, total funds deposited by counterparties were $199 million in cash and $377 million of letters of credit.
The Company has entered into long-term contractual arrangements related to energy purchases, gas transportation and storage, and fuel and transportation services and generation projects. As of December 31, 2024, the Company had minimum payment obligations under such outstanding agreements of $9.0 billion, with $2.4 billion payable within the next 12 months and an additional $1.5 billion of short-term purchase energy commitments. For further discussion, see Item 15 — Note 22, Commitments and Contingencies.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of December 31, 2024, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and investments and integration for the year ended December 31, 2024:

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$191	$18	$160	$369
East	—	3	—	3
West/Services/Other	15	—	1	16
Vivint Smart Home	18	—	5	23
Corporate	19	—	42	61
Total cash capital expenditures for 2024	243	21	208	472
Integration operating expenses and cost to achieve	—	—	60	60
Investments	—	—	180	180
Total cash capital expenditures and investments for the year ended December 31, 2024	$243	$21	$448	$712
Investments and Integration for the year ended December 31, 2024 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2025 through 2029 required to comply with environmental laws will be approximately $73 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
The table below summarizes the status of NRG's coal fleet with respect to air quality controls as of December 31, 2024. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental requirements.

		SO2		NOx		Mercury		Particulate
Units	State	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Indian River 4(a)	DE	CDS	2011	LNBOFA/SCR	1999/2011	ACI/CDS/FF	2008/2011	ESP/FF	1980/2011
Limestone 1-2	TX	FGD	1985-86	LNBOFA	2002/2003	ACI	2015	ESP	1985-1986
Powerton 5	IL	DSI	2016	OFA/SNCR	2003/2012	ACI	2009	ESP/upgrade	1973/2016
Powerton 6	IL	DSI	2014	OFA/SNCR	2002/2012	ACI	2009	ESP/upgrade	1976/2014
W.A. Parish 5, 6, 7	TX	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8	TX	FGD	1982	SCR	2004	ACI	2015	FF	1988
(a) Indian River Unit 4 retired on February 23, 2025

ACI - Activated Carbon Injection CDS - Circulating Dry Scrubber DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet)	FF- Fabric Filter LNBOFA - Low NOx Burner with Overfire Air OFA - Overfire Air SCR - Selective Catalytic Reduction SNCR - Selective Non-Catalytic Reduction

The following table summarizes the estimated environmental capital expenditures by year:

(In millions)	Total
2025	$40
2026	16
2027	11
2028	3
2029	3
Total	$73

Share Repurchases
During the year ended December 31, 2024, the Company completed $925 million of open market share repurchases at an average price of $87.57 per share. See Item 15 — Note 15, Capital Structure for additional discussion.
In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization, for a total of $3.7 billion. As of January 31, 2025, $1.5 billion is remaining under the $3.7 billion authorization.
Dividend Increase on Common Stock
During the first quarter of 2024, NRG increased the annual dividend on its common stock to $1.63 from $1.51 per share. The Company returned $343 million of capital to common shareholders in the year ended 2024 through a $1.63 dividend per common share. Beginning in the first quarter of 2025, NRG increased the annual common stock dividend to $1.76 per share, representing an 8% increase from 2024. The Company expects to target an annual common stock dividend growth rate of 7-9% per share in subsequent years.
On January 22, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, or $1.76 per share on an annualized basis, payable on February 18, 2025, to stockholders of record as of February 3, 2025. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
Series A Preferred Stock Dividends
In March and September 2024, the Company declared and paid semi-annual dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.
Additional Material Cash Requirements Not Discussed Above
Operating leases — The Company leases generating facilities, land, office and equipment, railcars, fleet vehicles and storefront space at retail stores. As of December 31, 2024, the Company had lease payment obligations of $292 million, of which $85 million is payable within the next 12 months. For further discussion, see Item 15 — Note 9, Leases.
Other liabilities — Other liabilities includes water right agreements, service and maintenance agreements, stadium naming rights, stadium sponsorships, long-term service agreements and other contractual obligations. As of December 31, 2024, the Company had total of $270 million under such commitments, of which $49 million are payable within the next 12 months.
Contingent obligations for guarantees — NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Item 15 —Note 26, Guarantees.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable Interest in Equity investments — NRG's investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Item 15 — Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements for additional discussion. NRG's pro-rata share of non-recourse debt was approximately $461 million as of December 31, 2024. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.

Cash Flow Discussion
2024 compared to 2023
The following table reflects the changes in cash flows for the comparative years:

	Year ended December 31,
(In millions)	2024	2023	Change
Cash provided/(used) by operating activities	$2,306	$(221)	$2,527
Cash used by investing activities	(24)	(910)	886
Cash used by financing activities	(1,755)	(400)	(1,355)
Cash provided/(used) by operating activities
Changes to cash provided/(used) by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$2,051
Increase in operating income adjusted for other non-cash items	645
Increase in working capital primarily due to lower gas pricing coupled with lower gas sales volumes	341
Decrease in working capital primarily driven by capitalized contract costs and deferred revenues	(396)
Decrease in working capital primarily related to the payout of the Company's annual incentive plan in 2024 reflecting financial outperformance for 2023	(114)
$2,527
Cash used by investing activities
Changes to cash provided/(used) by investing activities were driven by:

(In millions)
Decrease in cash paid for acquisitions primarily due to the acquisition of Vivint Smart Home in March 2023	$2,485
Decrease in proceeds from the sale of assets primarily due to the sale of the Company's 44% equity interest in STP in November 2023	(1,506)
Decrease in insurance proceeds for property, plant and equipment, net	(237)
Decrease in capital expenditures	126
Other	18
$886
Cash (used)/provided by financing activities
Changes in cash (used)/provided by financing activities were driven by:

(In millions)
Decrease due to repayments of long-term debt and finance leases	$(2,732)
Increase in proceeds due to the issuance of long-term debt in 2024	2,469
Decrease in proceeds due to the issuance of preferred stock in 2023	(635)
Decrease in net receipts from settlement of acquired derivatives	(345)
Decrease primarily due to debt extinguishment costs in 2024	(275)
Increase due to less payments for share repurchase activity in 2024	187
Increase in payments of dividends primarily due to preferred stock	(24)
$(1,355)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications
For the year ended December 31, 2024, the Company had domestic pre-tax book income of $1.5 billion and foreign pre-tax book loss of $37 million. For the year ended December 31, 2024, the Company utilized U.S. federal NOLs of $1.4 billion, and tax credits of $103 million. As of December 31, 2024, the Company has cumulative U.S. federal NOL carryforwards of $7 billion, of which $5.3 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $394 million, most of which have no expiration date. In addition to the above NOLs, NRG has a $274 million indefinite carryforward for interest deductions, as well as $269 million of tax credits, inclusive of $61 million of CAMT credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates income tax payments, due to federal, state and foreign jurisdictions, of up to $125 million in 2025, excluding the impact of the proposed CAMT regulations. As of December 31, 2024, NRG as an applicable corporation is subject to the CAMT, and has reflected the impact in its current and deferred taxes. There is no impact on the Company’s provision for income taxes from the CAMT as of December 31, 2024.
The Company has $57 million of tax effected uncertain federal, state and foreign tax benefits for which the Company has recorded a non-current tax liability of $62 million (inclusive of accrued interest) until such final resolution with the related taxing authority.
On December 31, 2021, the OECD released rules which set forth a common approach to a global minimum tax at 15% for multinational companies, which has been enacted into law by certain countries effective for 2024. The Company's preliminary analysis indicates that there is no material impact to the Company's financial statements from these rules.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2021. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.

Guarantor Financial Information
As of December 31, 2024, the Company's outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 12, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Annual Report on Form 10-K for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	For the Year Ended December 31, 2024
Revenue(a)	$23,553
Operating income(b)	2,382
Total other expense	(635)
Income before income taxes	1,747
Net Income	1,411
(a)Intercompany transactions with Non-Guarantors of $5 million during the year ended December 31, 2024
(b)Intercompany transactions with Non-Guarantors including cost of operations of $26 million and selling, general and administrative of $349 million during the year ended December 31, 2024

The following table presents the summarized balance sheet information:

(In millions)	As of December 31, 2024
Current assets(a)	$6,090
Property, plant and equipment, net	1,318
Non-current assets	15,208
Current liabilities(b)	8,181
Non-current liabilities	12,481
(a)Includes intercompany receivables due from Non-Guarantors of $30 million as of December 31, 2024
(b)Includes intercompany payables due to Non-Guarantors that were de minimis as of December 31, 2024

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
Under Flex Pay, offered by Vivint Smart Home, customers pay for smart home products by obtaining financing from a third-party financing provider under the Consumer Financing Program. Vivint Smart Home pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer.
NRG's trading activities are subject to limits in accordance with the Company's Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2024. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 5, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity Gains	(In millions)
Fair value of contracts as of December 31, 2023	$648
Contracts realized or otherwise settled during the period	165
Other changes in fair value	179
Fair value of contracts as of December 31, 2024(a)	$992
(a)Includes $770 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

	Fair Value of Contracts as of December 31, 2024
(In millions)	Maturity
Fair Value Hierarchy Gains/(Losses)(a)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
Level 1	$92	$7	$(1)	$(2)	$96
Level 2	118	143	22	7	290
Level 3	(107)	(50)	(9)	2	(164)
Total	$103	$100	$12	$7	$222
(a)Excludes $770 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2024, NRG's net derivative asset was $992 million, an increase to total fair value of $344 million as compared to December 31, 2023. This increase was primarily driven by gains in fair value and roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $1.0 billion in the net value of derivatives as of December 31, 2024.
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
Judgement about future realization of deferred tax assets
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
Energy-Related Commodities
As of December 31, 2024 and 2023, for purposes of measuring the fair value of derivative instruments, the Company primarily used quoted exchange prices and consensus pricing. Consensus pricing is provided by independent pricing services which are compiled from market makers with longer dated tenors as compared to broker quotes. Prior to the fourth quarter of 2023, the Company valued derivatives based on price quotes from brokers in active markets who regularly facilitate those transactions. The Company started using consensus pricing as it offers data from more market makers and for longer dated tenors as compared to broker quotes, enhances data integrity, and increases transparency. When external prices are not available, NRG uses internal models to determine the fair value. These internal models include assumptions of the future prices of energy commodities based on the specific market in which the energy commodity is being purchased or sold, using externally available forward market pricing curves for all periods possible under the pricing model. These estimations are considered to be critical accounting estimates.
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
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2024, NRG’s deferred tax assets were primarily the result of U.S. federal and state NOLs, the difference between book and tax basis in property, plant, and equipment, deferred revenues and tax credit carryforwards. The realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and forecasting future profitability by tax jurisdiction.
The Company evaluates its deferred tax assets on a jurisdictional basis to determine whether adjustments to the valuation allowance are appropriate considering changes in facts or circumstances. As of each reporting date, management considers new evidence, both positive and negative, when determining the future realization of the Company’s deferred tax assets. Given the Company’s current level of pre-tax earnings and forecasted future pre-tax earnings, the Company expects to generate income before taxes in the U.S. in future periods at a level that would fully utilize its U.S. federal NOL carryforwards and the majority of its state NOL carryforwards prior to their expiration.
The Company continues to maintain a valuation allowance of $144 million as of December 31, 2024 against deferred tax assets consisting of state NOL carryforwards and foreign NOL carryforwards in jurisdictions where the Company does not currently believe that the realization of deferred tax assets is more likely than not. As of December 31, 2023, the Company's valuation allowance balance was $275 million.
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
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2021. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.
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
For assets to be held and used, recoverability is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power and natural gas prices, escalated future project operating costs and expected plant operations. If the Company determines that the undiscounted cash flows from the asset are less than the carrying amount of the asset, NRG must estimate fair value to determine the amount of any impairment loss. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, factoring in the different courses of action available to the Company. Generally, fair value will be determined using valuation techniques, such as the present value of expected future cash flows. NRG uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates and the impact of such variations could be material.
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
For further discussion, see Item 15 — Note 10, Asset Impairments.
Goodwill and Other Intangible Assets
At December 31, 2024, the Company reported goodwill of $5.0 billion, consisting of $3.5 billion from the acquisition of Vivint in 2023, $1.2 billion from the acquisition of Direct Energy in 2021 and $0.3 billion from other retail acquisitions.
The Company applies ASC 805, Business Combinations ("ASC 805"), and ASC 350, Intangibles-Goodwill and Other ("ASC 350") to account for its goodwill and intangible assets. Under these standards, the Company amortizes all finite-lived intangible assets over their respective estimated weighted-average useful lives. Goodwill has an indefinite life and is not amortized. Goodwill is tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level, which is identified by assessing whether the components of the Company's operating segments constitute businesses for which discrete financial information is available and whether segment management regularly reviews the operating results of those components. The Company performs the annual goodwill impairment assessment as of December 31 or when events or changes in circumstances indicate that the fair value of the reporting unit may be below the carrying amount. The Company may first assess qualitative factors to determine whether it is more likely than not that an impairment has occurred. In the absence of sufficient qualitative factors, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing to its book value. If it is determined that the fair value of a reporting unit is below its carrying amount, the Company's goodwill will be impaired at that time.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.
For further discussion, see Evaluation of Assets for Impairment caption above, and Item 15 — Note 10, Asset Impairments.
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
The acquired Vivint Smart Home debt was measured at fair value using observable market inputs based on interest rates at the acquisition closing date. The difference between the fair value at the acquisition closing date and the principal outstanding was being amortized through interest expense over the remaining term of the debt. On October 30, 2024, the Company repaid in full the outstanding Vivint Term Loans and terminated the revolving credit facility under the Vivint Credit Agreement. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
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
•Reduce exposure to the volatility of cash market prices; and
•Hedge fuel requirements for the Company's generating facilities.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the years ended December 31, 2024 and 2023:

(In millions)	2024	2023
VaR as of December 31,	$71	$51
For the year ended December 31,
Average	$61	$62
Maximum	75	82
Minimum	50	41

The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading was $142 million as of December 31, 2024, primarily driven by asset-backed transactions.
Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, and retail customer credit risk through its retail load activities. Counterparty credit risk and retail customer credit risk are discussed below. See Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, to this Annual Report on Form 10-K for discussion regarding credit risk contingent features.
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
As of December 31, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion, of which the Company held collateral (cash and letters of credit) against those positions of $288 million resulting in a net exposure of $1.5 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 69% of the Company's exposure before collateral is expected to roll off by the end of 2026. The following table highlights the net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS, and non-derivative transactions. As of December 31, 2024, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	74%
Financial institutions	26
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	55%
Non-Investment grade/Non-Rated	45
Total	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of the total net exposure discussed above as of December 31, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $868 million for the next five years.
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
As of December 31, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses resulting from credit risk was $314 million, $251 million and $11 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of December 31, 2024, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.1 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $359 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2024.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's risk management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. In November 2024, the Company entered into $700 million of interest rate swaps through 2029 to hedge the floating rate on the Term Loans.
As of December 31, 2024, the Company's debt fair value was $10.8 billion and carrying value was $10.9 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $465 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the U.S., primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of December 31, 2024, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $410 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of December 31, 2024, would have resulted in a decrease of $3 million to net income within the Consolidated Statement of Operations.

Item 8 — Financial Statements and Supplementary Data
The financial statements and schedules are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NRG Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NRG Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2025

Item 9B — Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
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
Insider Trading Arrangements and Policies
The Company has adopted a Securities Trading and Non-Disclosure Policy (the “Insider Trading Policy”) governing the purchase, sale, and other dispositions of its securities by its directors, officers, employees, and other covered personnel. It also follows procedures for the repurchase of its securities. NRG believes that its Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of NRG’s Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
Item 11 — Executive Compensation
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,852,917	(1)	$—	13,648,879
Equity compensation plans not approved by security holders	2,877,137	(2)	$—	12,557,143
Total	5,730,054		$—	26,206,022	(3)
(1)Consists of shares issuable under the NRG LTIP. See Note 20, Stock-Based Compensation for a discussion of the NRG LTIP
(2)Consists of shares issuable under the Vivint LTIP. On March 10, 2023, in connection with the Acquisition, NRG assumed the Vivint LTIP. While the Vivint LTIP was previously approved by stockholders of Vivint Smart Home, Inc., the plan is listed as "not approved" because it was assumed as part of the Acquisition and not subject to approval by NRG stockholders. The Company intends to make subsequent grants under the Vivint LTIP. See Note 20, Stock-Based Compensation for a discussion of the Vivint LTIP
(3)Consists of 7,188,824 shares of common stock under the NRG LTIP, 12,557,143 shares of common stock under the Vivint LTIP and 6,460,055 shares of treasury stock reserved for issuance under the ESPP

The LTIPs currently provides for grants of restricted stock units, relative performance stock units, deferred stock units and dividend equivalent rights. The Company's directors, officers and employees, as well as other individuals performing services for, or to whom an offer of employment has been extended by the Company, are eligible to receive grants under one or both of the LTIPs. The purpose of the LTIPs is to promote the Company's long-term growth and profitability by providing these individuals with incentives to maximize stockholder value and otherwise contribute to the Company's success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee of the Board of Directors administers the LTIPs.
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 14 — Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

PART IV

Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheets — As of December 31, 2024 and 2023
Consolidated Statements of Cash Flows — Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenues
As discussed in Note 3 to the consolidated financial statements, the Company had $28,130 million of revenues. Revenue is derived from various revenue streams in different geographic markets and the Company’s processes and related information technology (IT) systems used to record revenue differ for each of these revenue streams.
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

Philadelphia, Pennsylvania
February 26, 2025

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Revenue
Revenue	$28,130	$28,823	$31,543
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	22,100	26,483	27,443
Depreciation and amortization	1,403	1,295	720
Impairment losses	36	26	206
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $204, $125 and $83, respectively, which are included in depreciation and amortization shown separately above)	2,031	1,843	1,145
Provision for credit losses	314	251	11
Acquisition-related transaction and integration costs	30	119	52
Total operating costs and expenses	25,914	30,017	29,577
Gain on sale of assets	208	1,578	52
Operating Income	2,424	384	2,018
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	20	16	6
Impairment losses on investments	(7)	(102)	—
Other income, net	44	47	56
(Loss)/Gain on debt extinguishment	(382)	109	—
Interest expense	(651)	(667)	(417)
Total other expense	(976)	(597)	(355)
Income/(Loss) Before Income Taxes	1,448	(213)	1,663
Income tax expense/(benefit)	323	(11)	442
Net Income/(Loss)	1,125	(202)	1,221
Less: Cumulative dividends attributable to Series A Preferred Stock	67	54	—
Net Income/(Loss) Available for Common Stockholders	$1,058	$(256)	$1,221
Income/(Loss) Per Share
Weighted average number of common shares outstanding — basic	206	228	236
Income/(Loss) per Weighted Average Common Share — Basic	$5.14	$(1.12)	$5.17
Weighted average number of common shares outstanding — diluted	212	228	236
Income/(Loss) per Weighted Average Common Share — Diluted	$4.99	$(1.12)	$5.17
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Net Income/(Loss)	$1,125	$(202)	$1,221
Other Comprehensive (Loss)/Income, net of tax
Foreign currency translation adjustments	(22)	9	(35)
Defined benefit plans	(4)	30	(16)
Other comprehensive (loss)/income	(26)	39	(51)
Comprehensive Income/(Loss)	$1,099	$(163)	$1,170
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$966	$541
Funds deposited by counterparties	199	84
Restricted cash	8	24
Accounts receivable, net	3,488	3,542
Inventory	478	607
Derivative instruments	2,686	3,862
Cash collateral paid in support of energy risk management activities	309	441
Prepayments and other current assets	830	626
Total current assets	8,964	9,727
Property, plant and equipment, net	2,021	1,763
Other Assets
Equity investments in affiliates	45	42
Operating lease right-of-use assets, net	151	179
Goodwill	5,011	5,079
Customer relationships, net	1,538	2,164
Other intangible assets, net	1,370	1,763
Derivative instruments	1,710	2,293
Deferred income taxes	2,067	2,251
Other non-current assets	1,145	777
Total other assets	13,037	14,548
Total Assets	$24,022	$26,038

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
(In millions, except share data)	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$996	$620
Current portion of operating lease liabilities	66	90
Accounts payable	2,513	2,325
Derivative instruments	2,297	4,019
Cash collateral received in support of energy risk management activities	199	84
Deferred revenue current	711	720
Accrued expenses and other current liabilities	2,031	1,642
Total current liabilities	8,813	9,500
Other Liabilities
Long-term debt and finance leases	9,812	10,133
Non-current operating lease liabilities	117	128
Derivative instruments	1,107	1,488
Deferred income taxes	12	22
Deferred revenue non-current	862	914
Other non-current liabilities	821	947
Total other liabilities	12,731	13,632
Total Liabilities	21,544	23,132
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at December 31, 2024 and 2023 (aggregate liquidation preference $650)	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 205,064,058 and 267,330,470 shares issued; and 198,604,003 and 208,130,950 shares outstanding at December 31, 2024 and 2023, respectively	2	3
Additional paid-in capital	705	3,416
Retained earnings	1,535	820
Treasury stock, at cost; 6,460,055 and 59,199,520 shares at December 31, 2024 and 2023, respectively	(297)	(1,892)
Accumulated other comprehensive loss	(117)	(91)
Total Stockholders' Equity	2,478	2,906
Total Liabilities and Stockholders' Equity	$24,022	$26,038
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$1,125	$(202)	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates, net of distributions	(13)	(6)	7
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	1,071	1,127	634
Amortization of capitalized contract costs	332	168	86
Accretion of asset retirement obligations	34	27	55
Provision for credit losses	314	251	11
Amortization of nuclear fuel	—	47	54
Amortization of financing costs and debt discounts	39	52	23
Loss/(Gain) on debt extinguishment	382	(109)	—
Amortization of in-the-money contracts and emissions allowances	105	137	158
Amortization of unearned equity compensation	102	101	28
Net gain on sale of assets and disposal of assets	(192)	(1,559)	(102)
Impairment losses	43	128	206
Changes in derivative instruments	(337)	2,455	(3,221)
Changes in current and deferred income taxes and liability for uncertain tax benefits	165	(92)	382
Changes in collateral deposits in support of risk management activities	245	(1,806)	896
Changes in nuclear decommissioning trust liability	—	—	9
Uplift securitization proceeds received from ERCOT	—	—	689
Cash (used)/provided by changes in other working capital:
Accounts receivable - trade	(366)	840	(1,560)
Inventory	111	189	(252)
Prepayments and other current assets	(539)	(401)	(69)
Accounts payable	170	(1,455)	1,295
Accrued expenses and other current liabilities	136	360	(29)
Other assets and liabilities	(621)	(473)	(161)
Cash provided/(used) by operating activities	$2,306	$(221)	$360
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(38)	$(2,523)	$(62)
Capital expenditures	(472)	(598)	(367)
Proceeds from sale of assets, net of cash disposed	501	2,007	109
Net purchases of emissions allowances	(18)	(24)	(6)
Proceeds from insurance recoveries for property, plant and equipment, net	3	240	—
Investments in nuclear decommissioning trust fund securities	—	(367)	(454)
Proceeds from sales of nuclear decommissioning trust fund securities	—	355	448
Cash used by investing activities	$(24)	$(910)	$(332)

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	$—	$635	$—
Payments for share repurchase activity and excise tax(a)	(935)	(1,150)	(600)
Equivalent shares purchased in lieu of tax withholdings	(50)	(22)	(6)
Payments of dividends to preferred and common stockholders	(405)	(381)	(332)
Proceeds from issuance of long-term debt	3,200	731	—
Payments for current and long-term debt	(3,255)	(523)	(5)
Payments for debt extinguishment costs	(262)	—	—
Payments of debt issuance costs	(45)	(32)	(9)
Net (payments)/receipts from settlement of acquired derivatives that include financing elements	(3)	342	1,995
Proceeds from credit facilities	1,050	3,020	—
Repayments to credit facilities	(1,050)	(3,020)	—
Cash (used)/provided by financing activities	$(1,755)	$(400)	$1,043
Effect of exchange rate changes on cash and cash equivalents	(3)	2	(3)
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	524	(1,529)	1,068
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	649	2,178	1,110
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,173	$649	$2,178
(a)Includes excise tax paid of $10 million during the year ended December 31, 2024
For further discussion of supplemental cash flow information see Note 25, Cash Flow Information

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2021	$—	$4	$8,531	$464	$(5,273)	$(126)	$3,600
Net income				1,221			1,221
Other comprehensive loss						(51)	(51)
Shares reissuance for ESPP			2		4		6
Share repurchases					(595)		(595)
Equity-based awards activity, net(a)			24				24
Common stock dividends and dividend equivalents declared(b)				(334)			(334)
Adoption of ASU 2020-06			(100)	57			(43)
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(202)			(202)
Issuance of Series A Preferred Stock	650		(15)				635
Other comprehensive income						39	39
Shares reissuance for ESPP			2		6		8
Share repurchases(c)			(117)		(1,043)		(1,160)
Retirement of treasury stock(d)		(1)	(5,008)		5,009		—
Equity-based awards activity, net(a)			97				97
Common stock dividends and dividend equivalents declared(b)				(352)			(352)
Series A Preferred Stock dividends(e)				(34)			(34)
Sale of the 44% equity interest in STP						47	47
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				1,125			1,125
Other comprehensive loss						(26)	(26)
Shares reissuance for ESPP			5		8		13
Share repurchases(c)			117		(1,051)		(934)
Retirement of treasury stock(d)		(1)	(2,637)		2,638		—
Equity-based awards activity, net(a)			57				57
Common stock dividends and dividend equivalents declared(b)				(343)			(343)
Series A Preferred Stock dividends(e)				(67)			(67)
Capped Call Options(f)			(253)				(253)
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
(a)Includes $(50) million, $(22) million and $(6) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the years ended December 31, 2024, 2023 and 2022, respectively
(b)Dividends per common share were $1.63, $1.51 and $1.40 for each of the years ended December 31, 2024, 2023 and 2022, respectively
(c)Includes excise tax accrued of $9 million and $10 million for the years ended December 31, 2024 and 2023, respectively. For further discussion of the share repurchases, see Item 15 — Note 15, Capital Structure
(d)For further discussion of the treasury stock retirements, see Item 15 — Note 15, Capital Structure
(e)Dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended September 15 and March 15, 2024 and $52.96 for the period ended September 15, 2023
(f)For further discussion of the Capped Call Options, see Item 15 — Note 15, Capital Structure

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
General
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company fueled by market-leading brands, proprietary technologies, and complementary sales channels. Across the United States and Canada, NRG delivers innovative, sustainable solutions, predominately under the brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint, while also advocating for competitive energy markets and customer choice. The Company has a customer base that includes approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to commercial, industrial, and wholesale customers, supported by approximately 13 GW of generation as of December 31, 2024.
The Company's business is segmented as follows:
•Texas, which includes all activity related to customer, plant and market operations in Texas, other than Cottonwood;
•East, which includes all activity related to customer, plant and market operations in the East;
•West/Services/Other, which includes the following assets and activities: (i) all activity related to customer, plant and market operations in the West and Canada, and (ii) activity related to the Cottonwood facility and other investments;
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
Presentation Adjustments
Beginning in the third quarter of 2024, the Company is recording the amortization of capitalized contracts costs within depreciation and amortization. This change, along with additional financial statement disclosures, is meant to address investor inquiries by enhancing transparency to easier match expenses with revenues. NRG previously recorded amortization of capitalized contract costs related to fulfillment in cost of operations and amortization of capitalized contract costs related to customer acquisition primarily in selling, general and administrative costs in the consolidated statements of operations. Prior years amounts were adjusted for comparative purposes. The adjustments had no impact on the Company’s total operating costs and expenses, and total cash flows.

The following table presents adjustments within the consolidated statement of operations for the years ended December 31, 2023 and 2022 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Year ended December 31, 2023
Cost of operations (excluding depreciation and amortization shown below)	$26,526	$(43)	$26,483
Depreciation and amortization	1,127	168	1,295
Selling, general and administrative costs	1,968	(125)	1,843
Year ended December 31, 2022
Cost of operations (excluding depreciation and amortization shown below)	$27,446	$(3)	$27,443
Depreciation and amortization	634	86	720
Selling, general and administrative costs	1,228	(83)	1,145

The following table presents adjustments within the consolidated statement of cash flows for the years ended December 31, 2023 and 2022 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Year ended December 31, 2023
Cash flows from operating activities:
Amortization of capitalized contract costs	$—	$168	$168
Prepayments and other current assets	(233)	(168)	(401)
Year ended December 31, 2022
Cash flows from operating activities:
Amortization of capitalized contract costs	$—	$86	$86
Prepayments and other current assets	17	(86)	(69)
Winter Storm Uri Uplift Securitization Proceeds
In May 2021, the Texas Legislature passed House Bill (“HB”) 4492 to mitigate exceptionally high price adders and ancillary service costs incurred by ERCOT LSEs during Winter Storm Uri. HB 4492 authorized ERCOT to obtain $2.1 billion of financing to distribute to LSEs that were charged and paid to ERCOT those highly priced ancillary service and online reliability deployment price adders during Winter Storm Uri.
In December 2021, ERCOT filed with the PUCT a calculation of each LSE’s share of proceeds based on the settlement methodology. The Company accounted for the proceeds by analogy to the contribution model within ASC 958-605, Not-for-Profit Entities- Revenue Recognition and the grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to expenses in the consolidated statements of operations in the 2021 annual period for which the proceeds were intended to compensate. In June 2022, the Company received proceeds of $689 million from ERCOT in relation with HB 4492.
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

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$145	$133	$683
Acquired balance from Vivint Smart Home	—	22	—
Provision for credit losses(a)	314	251	11
Write-offs	(363)	(313)	(593)
Recoveries collected	38	39	32
Other	18	13	—
Ending balance(a)	$152	$145	$133
(a)Includes bilateral finance hedging risk of $(70) million accounted for under ASC 815 for the year ended December 31, 2022

During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri. The increase in write-offs during the year ended December 31, 2022 was primarily due to the resolution of credit losses that occurred during Winter Storm Uri.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase.
Funds Deposited by Counterparties
Funds deposited by counterparties consist of cash held by the Company as a result of collateral posting obligations from its counterparties related to NRG's hedging program. The increase in funds deposited by counterparties is driven by the increase in forward positions as a result of increases in natural gas and power prices compared to December 31, 2023. Though some amounts are segregated into separate accounts, not all funds are contractually restricted. Based on the Company's intention, these funds are not available for the payment of general corporate obligations; however, they are available for liquidity management. Depending on market fluctuations and the settlement of the underlying contracts, the Company will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and the Company cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on the Company's balance sheet, with an offsetting liability for this cash collateral received within current liabilities.
Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash and cash equivalents	$966	$541	$430
Funds deposited by counterparties	199	84	1,708
Restricted cash	8	24	40
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statements of cash flows	$1,173	$649	$2,178
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of business acquisitions, acquisition date fair value; however, impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation, other than nuclear fuel, is computed using the straight-line method, while nuclear fuel was amortized based on units of production over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion, see Note 8, Property, Plant and Equipment.
Business Interruption Insurance
The Company carries insurance policies to cover insurable risks including, but not limited to, business interruption. There were no business interruption insurance settlements during the year ended December 31, 2024. As a result of damage at the Limestone 1 and W.A. Parish 8 units, the Company recorded business interruption insurance settlements of $7 million and $81 million during the years ended December 31, 2023 and 2022, respectively. Business interruption insurance is recorded to cost of operations in the consolidated statements of operations and cash provided by operating activities in the consolidated statement of cash flows.
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
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including emissions allowances, customer and supply contracts, customer relationships, marketing partnerships, technologies, trade names and fuel contracts when specific rights and contracts are acquired. These intangible assets are amortized based on expected volumes, expected delivery, expected discounted future net cash flows, straight line or units of production basis. As of December 31, 2024 and 2023, the Company had accumulated amortization related to its intangible assets of $3.6 billion and $3.0 billion, respectively.
Emission allowances held-for-sale, which are included in other non-current assets on the Company's consolidated balance sheet, are not amortized; they are carried at the lower of cost or fair value and reviewed for impairment in accordance with ASC 360.
For further discussion, see Note 11, Goodwill and Other Intangibles.
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
For further discussion of goodwill impairment losses recognized refer to Note 10, Asset Impairments.
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts. These costs include installed products, commissions, other compensation and the cost of installation of new or upgraded customer contracts. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit, consistent with the pattern in which the Company provides services to its customers. The expected period of benefit for customers is approximately five years. The Company updates its estimate of the expected period of benefit periodically and whenever events or circumstances indicate that the expected period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs are included in depreciation and amortization in the consolidated statements of operations. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts are expensed as incurred.
Depreciation and Amortization
The Company's depreciation and amortization included in the consolidated statement of operations consisted of the following:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Amortization of capitalized contract costs related to fulfillment	$120	$37	$—
Amortization of capitalized contract costs related to customer acquisition	212	131	86
Amortization of customer relationships and other intangible assets	800	870	343
Depreciation of property, plant and equipment	271	257	291
Total depreciation and amortization	$1,403	$1,295	$720
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
In accordance with ASC 740 and as discussed further in Note 19, Income Taxes, changes to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits, are recorded to income tax expense/(benefit).
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
Gross Receipts and Sales Taxes
In connection with its retail sales, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022, the Company's revenues and cost of operations included gross receipts taxes of $216 million, $212 million, and $218 million, respectively. Additionally, the Company records sales taxes collected from its taxable retail customers and remitted to the various governmental entities on a net basis; thus, there is no impact on the Company's consolidated statement of operations.
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
The cost of fuel is based on actual and estimated fuel usage for the applicable reporting period. The cost to deliver energy and related services to customers is based on actual and estimated supply volumes for the applicable reporting period. A portion of the cost of energy, $284 million, $240 million, and $202 million as of December 31, 2024, 2023, and 2022, respectively, was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.
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
Vivint Smart Home Flex Pay
Under the Flex Pay plan (“Flex Pay”), offered by Vivint Smart Home, customers pay separately for smart home products and services (smart home and security). The customer has the ability to pay for Vivint Smart Home products in the following three ways: (i) qualified customers may finance the purchase through third-party financing providers ("Consumer Financing Program" or “CFP”), (ii) Vivint Smart Home generally offers a limited number of customers not eligible for the CFP, but who qualify under Vivint Smart Home underwriting criteria, the option to enter into a retail installment contract directly with Vivint Smart Home or (iii) customers may conduct purchases by check, automatic clearing house payments, credit or debit card or by obtaining short-term financing (generally no more than six-month installment terms) through Vivint Smart Home.
Although customers pay separately for products and services under Flex Pay, the Company has determined that the sale of products and services are one single performance obligation resulting in deferred revenue for the gross amount of products sold. For products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to the Financing Providers. Loans are issued on either an installment or revolving basis with repayment terms ranging from 6 to 60 months.

For certain Financing Provider loans:
•Vivint Smart Home pays a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding loans.
•Vivint Smart Home incurs fees at the time of the loan origination and receives proceeds that are net of these fees.
•Vivint Smart Home also shares liability for credit losses.
•Vivint Smart Home is responsible for reimbursing certain Financing Providers for merchant transaction fees and other associated loan fees.
Due to the nature of these provisions, the Company records a derivative liability ("CFP Derivative") at its fair value when the Financing Provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by Vivint Smart Home to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other income, net in the consolidated statements of operations. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities.
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
As of December 31, 2024 and 2023, the Company did not have derivative instruments that were designated as cash flow or fair value hedges.
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
Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's consolidated statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income, net in the Company's consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, amounts recognized as foreign currency transaction gains/(losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2024, 2023, and 2022 were $(72) million, $(43) million, and $(55) million, respectively.

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
The Company measures the fair value of its pension assets in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. For further discussion, see Note 14, Benefit Plans and Other Postretirement Benefits.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, or ASC 718. The fair value of the Company's performance stock units is estimated on the date of grant using a Monte Carlo valuation model. NRG uses the Company's common stock price on the date of grant as the fair value of the Company's deferred stock units. Forfeiture rates are estimated based on an analysis of the Company's historical forfeitures, employment turnover, and expected future behavior. The Company recognizes compensation expense for both graded and cliff vesting awards on a straight-line basis over the requisite service period for the entire award. For further discussion, see Note 20, Stock-Based Compensation.
Investments Accounted for by the Equity Method
The Company has investments in domestic energy projects, as well as one Australian project. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of domestic partnerships and, generally, in the net income or losses of its Australian project, are reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company's investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company's investment are included within cash flows from investing activities. For further discussion, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.

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
Marketing and Advertising Costs
The Company expenses its marketing and advertising costs as incurred and includes them within selling, general and administrative costs. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Advertising expenses for the years ended December 31, 2024, 2023, and 2022 were $215 million, $185 million, and $82 million, respectively.
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
Recent Accounting Developments - Guidance Adopted in 2024
ASU 2023-07 – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, or ASU 2023-07. The guidance in ASU 2023-07 enhances reportable segment disclosure requirements by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted the amendments effective December 31, 2024. Because the amendments update disclosure requirements only, it did not have an impact on the Company's results of operations, cash flows, or statement of financial position.
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, or ASU 2023-09. The guidance in ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further, the amendments of ASU 2023-09 require certain disclosures on income tax expense and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments of ASU 2023-09 may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
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
ASU 2024-04 – In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) – Induced Conversions of Convertible Debt Instruments, or ASU 2024-04. The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements, with a cumulative adjustment-effect adjustment to equity. The Company is currently evaluating the impact of adopting ASU 2024-04 on its disclosures.

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
Vivint Smart Home Retail Revenue
Vivint Smart Home offers its customers combinations of smart home products and services, which together create an integrated smart home system that allows the Company's customers to monitor, control and protect their homes. As the products and services included in the customer's contract are integrated and highly interdependent, and because the products (including installation) and services must work together to deliver the monitoring, controlling and protection of their home, the Company has concluded that the products and services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer's contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase the products upon renewal. Proceeds allocated to the material right are recognized over the expected period of benefit. The majority of Vivint Smart Home's subscription contracts are five years and are generally non-cancelable. These contracts generally convert into month-to-month agreements at the end of the initial term, while some customers are month-to-month from inception. Payment for Vivint Smart Home services is generally due in advance on a monthly basis, with payment terms up to 30 days. Product sales and other one-time fees are invoiced to customers at time of sale. Revenues for any products or services that are considered separate performance obligations are recognized upon delivery. Payments received or billed in advance are reported as deferred revenues.

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
Performance Obligations
As of December 31, 2024, estimated future fixed fee performance obligations are $1.6 billion, $1.2 billion, $796 million, $489 million and $219 million for the fiscal years 2025, 2026, 2027, 2028 and 2029, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$6,836	$2,453	$1,750	$1,932	$(25)	$12,946
Business	3,564	8,794	1,845	—	—	14,203
Total retail revenue(a)	10,400	11,247	3,595	1,932	(25)	27,149
Energy revenue(a)	41	242	229	—	(12)	500
Capacity revenue(a)	—	156	24	—	(3)	177
Mark-to-market for economic hedging activities(b)	—	(23)	16	—	4	(3)
Contract amortization	—	(27)	(2)	—	—	(29)
Other revenue(a)	212	112	24	—	(12)	336
Total revenue	10,653	11,707	3,886	1,932	(48)	28,130
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	57	61	—	(1)	117
Less: Realized and unrealized ASC 815 revenue	30	168	75	—	(8)	265
Total revenue from contracts with customers	$10,623	$11,482	$3,750	$1,932	$(39)	$27,748
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$36	$—	$—	$—	$36
Energy revenue	—	79	63	—	(12)	130
Capacity revenue	—	76	—	—	—	76
Other revenue	30	—	(4)	—	—	26
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue:
Home	$6,538	$2,195	$1,890	$1,549	$(1)	$12,171
Business	3,492	9,751	2,053	—	—	15,296
Total retail revenue(b)	10,030	11,946	3,943	1,549	(1)	27,467
Energy revenue(b)	77	291	185	—	—	553
Capacity revenue(b)	—	197	2	—	(2)	197
Mark-to-market for economic hedging activities(c)	—	57	103	—	(16)	144
Contract amortization	—	(32)	—	—	—	(32)
Other revenue(b)	369	88	48	—	(11)	494
Total revenue	10,476	12,547	4,281	1,549	(30)	28,823
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	17	35	—	—	52
Less: Realized and unrealized ASC 815 revenue	29	364	138	—	(16)	515
Total revenue from contracts with customers	$10,447	$12,166	$4,108	$1,549	$(14)	$28,256
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$74	$—	$—	$—	$74
Energy revenue	—	162	13	—	1	176
Capacity revenue	—	73	—	—	—	73
Other revenue	29	(2)	22	—	(1)	48
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue:
Home	$6,388	$2,088	$2,286	$(1)	$10,761
Business	3,229	13,768	1,964	—	18,961
Total retail revenue(a)	9,617	15,856	4,250	(1)	29,722
Energy revenue(a)	111	641	466	32	1,250
Capacity revenue(a)	—	232	40	—	272
Mark-to-market for economic hedging activities(b)	2	(30)	(56)	1	(83)
Contract amortization	—	(40)	1	—	(39)
Other revenue(a)	327	104	5	(15)	421
Total revenue	10,057	16,763	4,706	17	31,543
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	(7)	41	1	35
Less: Realized and unrealized ASC 815 revenue	(2)	84	(93)	31	20
Total revenue from contracts with customers	$10,059	$16,686	$4,758	$(15)	$31,488
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Corporate/Eliminations	Total
Retail revenue	$—	$110	$—	$—	$110
Energy revenue	—	(31)	(8)	31	(8)
Capacity revenue	—	33	—	—	33
Other revenue	(4)	2	(29)	(1)	(32)
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company's balance sheet as of December 31, 2024 and 2023:

(In millions)	December 31, 2024	December 31, 2023
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,220	$706

Accounts receivable, net - Contracts with customers	3,393	3,395
Accounts receivable, net - Accounted for under topics other than ASC 606	90	136
Accounts receivable, net - Affiliate	5	11
Total accounts receivable, net	$3,488	$3,542

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,548	$1,493
Deferred revenues(a)	$1,573	$1,634
(a)Deferred revenues from contracts with customers as of December 31, 2024 and 2023 were approximately $1.5 billion and $1.6 billion, respectively.
The revenue recognized from contracts with customers during the years ended December 31, 2024 and 2023 relating to the deferred revenue balance at the beginning of each period was $606 million and $168 million, respectively, which increased primarily due to the acquisition of Vivint Smart Home.
The Company's capitalized contract costs consist of fulfillment costs, commission payments, broker fees and other costs that represent incremental costs of obtaining the contract with customers for which the Company expects to recover. Capitalized contract costs are amortized to depreciation and amortization on a straight-line basis over the expected period of benefit of five years.

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
2023 Acquisition
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

Dispositions
2024 Disposition
Sale of Airtron
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $20 million, resulting in net proceeds of $480 million. The Company recorded a gain on the sale of $204 million within the West/Services/Other region of operations.
2023 Dispositions
Sale of the 44% equity interest in STP
On November 1, 2023, the Company closed on the sale of its 44% equity interest in STP to Constellation Energy Generation ("Constellation"). Proceeds of $1.75 billion were reduced by working capital and other adjustments of $96 million, resulting in net proceeds of $1.654 billion. The Company recorded a gain on the sale of $1.2 billion within the Texas region of operations. For discussion of the litigation matter related to the transaction, see Note 22, Commitments and Contingencies.
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
2022 Disposition
Sale of Watson
On June 1, 2022, the Company closed on the sale of its 49% ownership in the Watson natural gas generating facility for $59 million. The Company recorded a gain on the sale of $46 million within the West/Services/Other region of operations.
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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	As of December 31,
	2024		2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$232	$509	$575	$739
Other long-term debt, including current portion	10,648	10,252	10,219	9,835
Total long-term debt, including current portion(a)	$10,880	$10,761	$10,794	$10,574
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets

The fair value of the Company's publicly-traded long-term debt, the Term Loans and the Vivint Senior Secured Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.
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
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2024
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$28	$—	$28	$—
Derivative assets:
Interest rate contracts	9	—	9	—
Foreign exchange contracts	22	—	22	—
Commodity contracts(a)	3,368	528	2,645	195
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$3,433	$528	$2,704	$195
Derivative liabilities:
Interest rate contracts	$3	$—	$3	$—
Foreign exchange contracts	1	—	1	—
Commodity contracts(a)	2,970	432	2,382	156
Consumer Financing Program	203	—	—	203
Total liabilities	$3,177	$432	$2,386	$359
(a)Excludes $997 million of derivative assets and $227 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

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

The following table reconciles, for the years ended December 31, 2024 and 2023, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives (a)
	For the Year Ended December 31,
(In millions)	2024	2023
Beginning balance	$119	$505
Total (losses) realized/unrealized included in earnings	(113)	(164)
Purchases	42	42
Transfers into Level 3(b)	2	78
Transfers out of Level 3(b)(c)	(11)	(342)
Ending balance	$39	$119
(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of year-end	$(55)	$(46)
(a)Consists of derivatives assets and liabilities, net, excluding derivative liabilities from Consumer Financing Program, which are presented in a separate table below
(b)Transfers into/out of Level 3 are related to the availability of consensus pricing and external broker quotes, and are valued as of the end of the reporting period. Except for the transfers out of Level 3 noted below, all other transfers into/out of Level 3 are from/to Level 2
(c)For the year ended December 31, 2023, due to the change to use consensus pricing, there was a decrease in the number of contracts valued with prices provided by models and other valuation techniques, which resulted in a large transfer out of Level 3

Realized and unrealized gains and losses included in earnings that are related to the commodity derivatives are recorded in revenues and cost of operations.

The following table reconciles, for the years ended December 31, 2024 and 2023, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
	For the Year Ended December 31,
(In millions)	2024	2023
Beginning balance	$(134)	$—
Contractual obligations added from the acquisition of Vivint Smart Home	—	(112)
New contractual obligations	(147)	(68)
Settlements	92	62
Total losses included in earnings	(14)	(16)
Ending balance	$(203)	$(134)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative fair value measurements
The Company's contracts consist of non-exchange-traded contracts valued using prices provided by external sources and exchange-traded contracts with readily available quoted market prices. Beginning in of the fourth quarter of 2023, the fair value of non-exchange traded contracts were based on consensus pricing provided by independent pricing services. The pricing data was compiled from market makers with longer dated tenors as compared to broker quotes, enhancing reliability and increasing transparency.
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
The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. As of December 31, 2024, contracts valued with prices provided by models and other valuation techniques make up 6% of derivative assets and 11% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which for foreign exchange contracts and interest rate swaps is calculated utilizing the bilateral method based on published default probabilities. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For foreign exchange contracts, interest rate swaps, and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2024, the credit reserve resulted in a $1 million decrease primarily within cost of operations. As of December 31, 2023, the credit reserve resulted in $18 million decrease primarily within cost of operations.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2024 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange, consensus and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2024 and 2023:

	Significant Unobservable Inputs
	December 31, 2024
	Fair Value				Input/Range
(in millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$56	$15	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$2	$27	$4
Power Contracts	57	86	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	109	39
Capacity Contracts	34	13	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	220
Renewable Energy Certificates	30	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	28	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	16,180	0
Consumer Financing Program	—	203	Discounted Cash Flow	Collateral Default Rates	0.52%	76.80%	11.71%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.83%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	14.22%
	$195	$359

	Significant Unobservable Inputs
	December 31, 2023
	Fair Value				Input/Range
(in millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$39	$65	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$15	$3
Power Contracts	197	66	Discounted Cash Flow	Forward Market Price ($ per MWh)	1	210	47
Capacity Contracts	21	33	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	658	285
Renewable Energy Certificates	58	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	320	15
FTRs	19	37	Discounted Cash Flow	Auction Prices ($ per MWh)	(58)	252	0
Consumer Financing Program	—	134	Discounted Cash Flow	Collateral Default Rates	0.43%	93.30%	8.12%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.95%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	12.57%
	$334	$349
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2024 and 2023:

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
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2024, the Company recorded $309 million of cash collateral posted and $199 million of cash collateral received on its balance sheet.
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
Counterparty Credit Risk
As of December 31, 2024, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, and registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $288 million, resulting in a net exposure of $1.5 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 69% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	74%
Financial institutions	26
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	55%
Non-Investment grade/Non-Rated	45
Total	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of the total net exposure discussed above as of December 31, 2024. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2024, aggregate credit risk exposure managed by NRG to these counterparties was approximately $868 million for the next five years.

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
As of December 31, 2024, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses was $314 million, $251 million, and $11 million for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2022, the provision for credit losses included the Company's loss mitigation efforts recognized as income of $126 million related to Winter Storm Uri.

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
On October 1, 2024, the Company elected NPNS for certain existing derivative contracts. Upon election of NPNS, the Company discontinued derivative accounting treatment and will no longer remeasure the derivative contracts at fair value each reporting period. The fair values of these derivative contracts were frozen as of October 1, 2024 and the Company is derecognizing the fair values to earnings at the same time as the contracts mature. The values of these contracts are included in Derivative instruments captions in the Consolidated Balance Sheets. Subsequent to the election date, costs associated with these contracts will be recorded when the underlying physical transaction is delivered. These derivative contracts extend through 2036.
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
As of December 31, 2024, NRG's derivative assets and liabilities consisted primarily of the following:
•Forward and financial contracts for the purchase/sale of electricity and related products economically hedging NRG's generation assets' forecasted output or NRG's retail load obligations through 2034;
•Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG's generation assets through 2026;
•Other energy derivatives instruments extending through 2029.
Also, as of December 31, 2024, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:
•Load-following forward electric sale contracts extending through 2037;
•Load-following forward natural gas purchase and sale contracts extending through 2032;
•Power tolling contracts through 2036;
•Coal purchase contracts through 2027;
•Power transmission contracts through 2030;
•Natural gas transportation contracts through 2034;
•Natural gas storage agreements through 2030; and
•Coal transportation contracts through 2029.
Foreign Exchange Contracts
In order to mitigate foreign exchange risk primarily associated with the purchase of USD denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements through 2028.
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements. The Company had $1.0 billion of interest rate swaps extending through 2027 to hedge the floating rate of the Vivint Term Loans and interest rate swaps with a total nominal value of $700 million extending through 2029 to hedge the floating rate of the Term Loans which were terminated in November 2024. In November 2024, in connection with the amendment of the Term Loans, the Company entered into $700 million of interest rate swaps through 2029 to hedge its floating rate.
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
•    Vivint Smart Home shares the liability for credit losses depending on the credit quality of the customer; and
•    Vivint Smart Home pays transactional fees associated with customer payment processing.
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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2024 and 2023. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	December 31, 2024	December 31, 2023
Emissions	Short Ton	1	—
Renewables Energy Certificates	Certificates	13	12
Coal	Short Ton	10	9
Natural Gas	MMBtu	861	838
Power	MWh	91	201
Interest	Dollars	700	1,000
Foreign Exchange	Dollars	410	548
Consumer Financing Program	Dollars	1,219	1,116
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$—	$12	$3	$—
Interest rate contracts - long-term	9	—	—	8
Foreign exchange contracts - current	15	3	—	4
Foreign exchange contracts - long-term	7	2	1	5
Commodity contracts- current	2,295	3,847	2,067	3,922
Commodity contracts- long-term	1,073	2,291	903	1,434
Consumer Financing Program - current	—	—	137	93
Consumer Financing Program - long-term	—	—	66	41
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$3,399	$6,155	$3,177	$5,507
Deferred gains/losses on NPNS contracts - current	376	—	90	—
Deferred gains/losses on NPNS contracts - long-term	621	—	137	—
Deferred gains/losses on NPNS contracts(a)	$997	$—	$227	$—
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,396	$6,155	$3,404	$5,507
(a)Balances related to certain derivative contracts that were previously accounted for as derivative contracts following the election of the NPNS exemption and the discontinuance of derivative accounting treatment as of the election date

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following table summarizes the offsetting derivatives by counterparty master agreement level and collateral received or paid:

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2024
Interest rate contracts:
Derivative assets	$9	$(3)	$—	$6
Derivative liabilities	(3)	3	—	—
Total interest rate contracts	6	—	—	6
Foreign exchange contracts:
Derivative assets	$22	$(1)	$—	$21
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$21	$—	$—	$21
Commodity contracts:
Derivative assets	$4,365	$(2,992)	$(168)	$1,205
Derivative liabilities	(3,197)	2,992	61	(144)
Total commodity contracts	$1,168	$—	$(107)	$1,061
Consumer Financing Program:
Derivative liabilities	$(203)	$—	$—	$(203)
Total derivative instruments	$992	$—	$(107)	$885

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2023
Interest rate contracts:
Derivative assets	$12	$(8)	$—	$4
Derivative liabilities	(8)	8	—	—
Total interest rate contracts	4	—	—	4
Foreign exchange contracts:
Derivative assets	$5	$(5)	$—	$—
Derivative liabilities	(9)	5	—	(4)
Total foreign exchange contracts	$(4)	$—	$—	$(4)
Commodity contracts:
Derivative assets	$6,138	$(4,926)	$(74)	$1,138
Derivative liabilities	(5,356)	4,926	145	(285)
Total commodity contracts	$782	$—	$71	$853
Consumer Financing Program:
Derivative liabilities	$(134)	$—	$—	$(134)
Total derivative instruments	$648	$—	$71	$719

Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments that are not accounted for as cash flow hedges are reflected in current period results of operations.
The following tables summarize the pre-tax effects of economic hedges that have not been designated as cash flow hedges or fair value hedges and trading activity on the Company's statement of operations. The effect of foreign exchange and commodity hedges is included within revenues and cost of operations. The effect of the interest rate contracts is included within interest expense. The effect of the Consumer Financing Program is included in other income, net.

	Year Ended December 31,
(In millions)	2024	2023	2022
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges(a)	$106	$(1,734)	$(1,232)
Reversal of acquired loss positions related to economic hedges	5	20	2
Net unrealized gains/(losses) on open positions related to economic hedges	95	(1,149)	2,478
Total unrealized mark-to-market gains/(losses) for economic hedging activities	206	(2,863)	1,248
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(1)	13	13
Net unrealized gains/(losses) on open positions related to trading activity	2	25	(17)
Total unrealized mark-to-market gains/(losses) for trading activity	1	38	(4)
Total unrealized gains/(losses) - commodities and foreign exchange	$207	$(2,825)	$1,244
(a) December 31, 2024 balance includes $37 million related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Year Ended December 31,
(In millions)	2024	2023	2022
Total impact to statement of operations - interest rate contracts	$3	$4	$—
Unrealized (losses)/gains included in revenues - commodities	$(2)	$182	$(87)
Unrealized gains/(losses) included in cost of operations - commodities	186	(2,988)	1,315
Unrealized gains/(losses) included in cost of operations - foreign exchange	23	(19)	16
Total impact to statement of operations - commodities and foreign exchange	$207	$(2,825)	$1,244
Total impact to statement of operations - Consumer Financing Program	$(14)	$(16)	$—

The reversals of acquired loss/(gain) positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
The gains from open economic hedge positions of $95 million for the year ended December 31, 2024 was primarily the result of an increase in the value of forward positions as a result of increases in natural gas and power prices in the East.
The loss from open economic hedge positions of $1.1 billion for the year ended December 31, 2023 was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas and power prices in the East and West.
The gains from open economic hedge positions of $2.5 billion for the year ended December 31, 2022 was primarily the result of an increase in the value of forward positions as a result of increases in natural gas and power prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging and trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for contracts with adequate assurance clauses that are in net liability positions as of December 31, 2024 was $589 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $54 million as of December 31, 2024. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $10 million of additional collateral would be required for all contracts with credit rating contingent features as of December 31, 2024.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Inventory
Inventory consisted of:

	As of December 31,
(In millions)	2024	2023
Coal	$194	$178
Natural gas	126	189
Fuel oil	8	8
Finished goods	79	164
Spare parts	71	68
Total Inventory	$478	$607

Note 8 — Property, Plant and Equipment
The Company's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
(In millions)	2024	2023	Lives
Facilities and equipment	$1,972	$1,918	1-40 years
Land and improvements	255	256
Software	582	471	5 years
Hardware and office equipment and furnishings	278	261	2-10 years
Construction in progress	442	152
Total property, plant, and equipment	3,529	3,058
Accumulated depreciation	(1,508)	(1,295)
Net property, plant, and equipment	$2,021	$1,763
Depreciation expense of property, plant and equipment recorded during the years ended December 31, 2024, 2023 and 2022 was $271 million, $257 million and $291 million, respectively.

Note 9 — Leases
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
Lease Cost:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Finance lease cost	$9	$8	$4
Amortization of right-of-use assets	8	7	4
Interest on lease liabilities	1	1	—
Operating lease cost	89	93	85
Short-term lease cost	32	42	7
Variable lease cost	91	91	86
Sublease income	—	(2)	(2)
Total lease cost	$221	$232	$180

Other information:

	For the Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190	$195	$183
Financing cash flows from finance leases	8	7	5
Right-of-use assets obtained in exchange for new finance lease liabilities	13	17	3
Right-of-use assets obtained in exchange for new operating lease liabilities	69	52	28

Lease Term and Discount Rate for leases:

	December 31, 2024	December 31, 2023
Finance leases:
Weighted average remaining lease term (in years)	2.7	2.9
Weighted average discount rate	6.26%	4.87%

Operating leases:
Weighted average remaining lease term (in years)	5.4	3.6
Weighted average discount rate	6.23%	6.00%

As of December 31, 2024, annual payments based on the maturities of the Company's operating leases are expected to be as follows:

In millions
2025	$85
2026	40
2027	35
2028	27
2029	18
Thereafter	87
Total undiscounted lease payments	$292
Less: present value adjustment	(109)
Total discounted lease payments	$183

Note 10 — Asset Impairments
2024 Impairment Losses
During the fourth quarter of 2024, the Company completed its annual budget and analyzed the corresponding impact on estimated cash flows associated with its long-lived assets. The fair value of the assets was determined using an income approach by applying a discounted cash flow methodology to the long-term budget for each facility. The income approach utilized estimates of after-tax cash flows, which were Level 3 fair value measurements, and included key inputs such as forecasted power prices, fuel costs, operating and maintenance costs, plant investment capital expenditures and discount rates.
As a result of the evaluation performed, the Company recorded impairment losses of $7 million and $14 million related to its equity method investments in Gladstone and property plant and equipment and leases in the West/Services/Other segment, respectively. For further discussion of the Gladstone investment, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
Other Impairments — The Company recorded impairment losses related to excess SO2 allowances of $7 million in the Texas segment and goodwill impairment losses of $15 million in the West/Services/Other segment.
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
Gladstone — The Company recorded impairment losses of $102 million on its equity method investment in Gladstone within the West/Services/Other segment as a result of changes in the long-term outlook of the Gladstone facility, prompted by evolving energy policy conditions in Australia and an assessment of the long-term operational landscape of the facility, which concluded with the annual budget process. For further discussion of the Gladstone investment, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
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

Note 11 — Goodwill and Other Intangibles
Goodwill
The following table presents the changes in goodwill for the years ended December 31, 2024 and 2023 based on the Company's reportable segments:

(in millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Balance as of January 1, 2023	$710	$723	$217	$—	$1,650
Goodwill resulted from the acquisition of Vivint	—	—	—	3,494	3,494
Asset sales	(67)	(2)	—	—	(69)
Foreign currency translation adjustments	—	—	4	—	4
Balance as of December 31, 2023	$643	$721	$221	$3,494	$5,079
Impairment	—	—	(15)	—	(15)
Sale of Airtron	—	—	(43)	—	(43)
Foreign currency translation adjustments	—	—	(10)	—	(10)
Balance as of December 31, 2024	$643	$721	$153	$3,494	$5,011
Intangible Assets
The Company's intangible assets as of December 31, 2024, primarily reflect intangible assets established with the acquisitions of various companies, including Vivint Smart Home, Direct Energy, other retail acquisitions and Texas Genco. Intangible assets are comprised of the following:
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
•Other — These intangibles primarily include renewable energy certificates. RECs are retired, as required, for the applicable compliance period. RECs are expensed to cost of operations based on NRG’s customer usage. Other also included in-market nuclear fuel contracts established from the Texas Genco acquisition in 2006 which were amortized to cost of operations over expected volumes over the life of each contract, costs to extend the operating license for STP Units 1 and 2 and intellectual property related to Goal Zero, which was amortized to depreciation and amortization expense.

The following tables summarize the components of NRG's intangible assets:

(In millions)
Year Ended December 31, 2024	Emission Allowances	Customer and Supply Contracts	Customer Relationships	Marketing Partnerships	Technology	Trade Names	Other(a)	Total
January 1, 2024	$628	$609	$3,464	$295	$860	$841	$224	$6,921
Purchases	22	—	—	—	—	—	497	519
Acquisition of businesses(b)	—	—	35	—	—	—	—	35
Usage/Sales/Retirements/Transfers	(19)	—	—	—	—	—	(461)	(480)
Write-off of fully amortized balances	—	—	(146)	—	—	(11)	—	(157)
Sale of Airtron(c)	—	—	(255)	—	—	(24)	—	(279)
Other	(6)	(3)	(5)	(1)	1	(5)	—	(19)
December 31, 2024	625	606	3,093	294	861	801	260	6,540
Less accumulated amortization	(538)	(399)	(1,555)	(193)	(457)	(443)	(47)	(3,632)
Net carrying amount	$87	$207	$1,538	$101	$404	$358	$213	$2,908
(a)RECs are not subject to amortization and had a carrying value of $213 million
(b)The weighted average amortization period for total amortizable intangible assets is approximately 5 years
(c)Includes $81 million of intangibles that were amortized

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
(a)RECs are not subject to amortization and had a carrying value of $177 million
(b)The weighted average amortization period for total amortizable intangible assets is approximately 10 years
(c)Includes $47 million of intangibles that were amortized

The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
(In millions)	2024	2023	2022
Emission allowances	$5	$6	$6
Customer and supply contracts	71	121	141
Customer relationships	476	556	269
Marketing partnerships	23	24	23
Technology	227	230	—
Trade names	59	60	47
Other(a)	15	4	4
Total amortization	$876	$1,001	$490
(a)For the year ended December 31, 2024, 2023 and 2022, other intangibles amortized to depreciation and amortization expense were $15 million, de minimis and $4 million, respectively
The following table presents estimated amortization of NRG's intangible assets as of December 31, 2024 for each of the next five years:

(In millions)
Year Ended December 31,	Emission Allowances	Customer and Supply Contracts	Customer Relationships	Marketing Partnerships	Technology	Trade Names	Total
2025	$15	$50	$361	$23	$176	$45	$670
2026	16	52	289	23	130	37	547
2027	19	30	220	23	89	37	418
2028	20	12	177	15	9	37	270
2029	12	13	137	5	—	37	204

Note 12 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

	As of December 31,
(In millions, except rates)	2024	2023	Interest rate %
Recourse debt:
Senior Notes, due 2027	$—	$375	6.625
Senior Notes, due 2028	821	821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	—	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	—	6.000
Senior Notes, due 2034	950	—	6.250
Convertible Senior Notes, due 2048(a)	232	575	2.750
Senior Secured First Lien Notes, due 2024	—	600	3.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Term Loan B, due 2031	1,317	—	SOFR + 1.750
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	10,892	8,220
Non-recourse debt:
Vivint Senior Notes, due 2029	—	800	5.750
Vivint Senior Secured Notes, due 2027	—	600	6.750
Vivint Senior Secured Term Loan, due 2028	—	1,320	SOFR + 3.510
Subtotal all Vivint non-recourse debt	—	2,720
Subtotal long-term debt (including current maturities)	10,892	10,940
Finance leases	14	19	various
Subtotal long-term debt and finance leases (including current maturities)	10,906	10,959
Less current maturities	(996)	(620)
Less debt issuance costs	(86)	(60)
Discounts	(12)	(146)
Total long-term debt and finance leases	$9,812	$10,133
(a)As of the ex-dividend date of February 3, 2025, the Convertible Senior Notes were convertible at a price of $40.78, which is equivalent to a conversion rate of approximately 24.5222 shares of common stock per $1,000 principal amount of Convertible Senior Notes
Debt includes the following discounts:

	As of December 31,
(In millions)	2024	2023
Senior Secured First Lien Notes, due 2025, 2027, 2029 and 2033	$(10)	$(10)
Term Loan B, due 2031	(2)	—
Vivint Senior Notes, due 2029	—	(103)
Vivint Senior Secured Notes, due 2027	—	(12)
Vivint Senior Secured Term Loan, due 2028	—	(21)
Total discounts	$(12)	$(146)

Consolidated Annual Maturities
As of December 31, 2024, annual payments based on the maturities of NRG’s debt and finance leases are expected to be as follows:

(In millions)
2025	$996
2026	18
2027	916
2028	894
2029	2,544
Thereafter	5,538
Total	$10,906
Recourse Debt
Senior Notes
Issuance of 2029 Senior Notes, 2033 Senior Notes and 2034 Senior Notes
On October 30, 2024, the Company issued $1.9 billion in aggregate principal amount of senior unsecured notes, consisting of (i) $925 million aggregate principal amount of 6.000% senior unsecured notes due 2033 (the “2033 Notes”) and (ii) $950 million aggregate principal amount of 6.250% senior unsecured notes due 2034 (the “2034 Notes” and, together with the 2033 Notes, the “Notes”). In addition, on October 30, 2024, the Company issued $798 million aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “New NRG 5.750% Senior Notes due 2029”) in connection with the Company’s previously announced offer to exchange. The Notes and the New NRG 5.750% Senior Notes due 2029 are senior unsecured obligations of the Company and are guaranteed by certain of its subsidiaries that guarantee indebtedness under the Senior Credit Facility. Interest on the New NRG 5.750% Senior Notes due 2029 is paid semi-annually beginning on January 15, 2025 until the maturity date of July 15, 2029. Interest on the 2033 Notes is paid semi-annually beginning on February 1, 2025 until the maturity date of February 1, 2033. Interest on the 2034 Notes is paid semi-annually beginning on May 1, 2025 until the maturity date of November 1, 2034.
On October 30, 2024, the Company used the net proceeds from the offering of the Notes, together with the net proceeds of its new incremental term loan B in an aggregate principal amount of $450 million, to pay the cash tender price for any and all of APX Group, Inc.’s 6.750% Senior Secured Notes due 2027 and to repay APX Group, Inc.’s secured term loans in an outstanding aggregate principal amount of approximately $1.3 billion under its senior secured credit agreement. In addition, on October 31, 2024, the Company used the net proceeds from the offering of the Notes and cash on hand to redeem all of its outstanding 6.625% Senior Notes due 2027, of which $375 million aggregate principal amount was outstanding. Any remaining net proceeds from the offering was used to pay the transaction fees, expenses and premiums, to refinance outstanding debt and for general corporate purposes.
Senior Note Redemptions
During the year ended December 31, 2024, the Company redeemed $375 million in aggregate principal amount of its 6.625% Senior Notes due 2027, at a redemption price equal to 100.000% for $382 million, which included the payment of $7 million of accrued interest, using the net proceeds from the offering of the Notes and cash on hand. In connection with the redemption, the Company wrote-off $1 million of previously deferred financing costs and other fees, which was recorded to loss on debt extinguishment.
3.750% Senior Secured First Lien Note due 2024 Repayment
On June 17, 2024, the Company repaid $600 million in aggregate principal amount of its 3.750% Senior Secured First Lien Notes due 2024.
Senior Credit Facility
Term Loan B Incurrence
On April 16, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eighth Amendment to the Credit Agreement in order to (i) establish the Existing Term Loan B Facility with borrowings of $875 million in aggregate principal amount and the Existing Term Loans and (ii) make certain other modifications to the Credit Agreement as set forth therein. The proceeds from the Existing Term Loans were used to repay a portion of the Company’s Convertible Senior Notes, all of the Company’s 3.750% senior secured first lien notes due 2024 and for general corporate purposes.

On October 30, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Eleventh Amendment to the Credit Agreement in order to include the Incremental Term Loan B Facility in an aggregate principal amount of $450 million and the Incremental Term Loans, which Incremental Term Loan B Facility is fungible for U.S. federal tax purposes with the Existing Term Loan B Facility. The proceeds from the Incremental Term Loans, together with the proceeds of the Notes, were used to repay all loans and other amounts outstanding under APX’s senior secured credit agreement and to pay the cash tender price for any and all of APX Group, Inc.’s 6.750% Senior Secured Notes due 2027. The terms of the Incremental Term Loan B Facility (including pricing) are identical to those applicable to the Existing Term Loan B Facility, and the Incremental Term Loans constitute the same class of term loans as the Company’s Existing Term Loans.
On November 26, 2024, the Company, as borrower, entered into the Twelfth Amendment to the Credit Agreement in order to (i) reprice both the Existing Term Loan B Facility and the Incremental Term Loan B Facility and (ii) make certain other modifications to the Credit Agreement as set forth therein.
Following the effectiveness of the Twelfth Amendment, at the Company’s election, the Existing Term Loans and the Incremental Term Loans bear interest at a rate per annum equal to either (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States, and (C) a rate of one-month Term SOFR (as defined in the Credit Agreement) (after giving effect to any floor applicable to Term SOFR) plus 1.00%, in each case, plus a margin of 0.75% or (2) Term SOFR (as defined in the Credit Agreement) (which shall not be less than 0.00%) for a one-, three- or six-month interest period (or such other period as agreed to by the Agent and the lenders, as selected by the Company), plus a margin of 1.75%.
The Existing Term Loan B Facility and the Incremental Term Loan B Facility are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s Revolving Credit Facility and are secured on a first lien basis by substantially all of the Company’s and such subsidiaries’ assets, in each case, subject to certain customary exceptions and limitations set forth in the Credit Agreement.
The Existing Term Loans and the Incremental Term Loans have a final maturity date of April 16, 2031 and amortize at a rate of 1% per annum in equal quarterly installments (subject to any adjustments to such amortization payments to ensure that such Incremental Term Loans are fungible for U.S. federal tax purposes with the Existing Term Loans). If an event of default occurs under the Existing Term Loan B Facility or the Incremental Term Loan B Facility, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods. The Existing Term Loan B Facility and the Incremental Term Loan B Facility also provide for customary asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, and other matters that are customary for similar term loan B facilities.
On December 20, 2024, the Company, as borrower, entered into the Thirteenth Amendment to the Credit Agreement to (i) add APX Group, Inc. as an additional borrower of the loans under the Credit Agreement on a joint and several basis with the Company and (ii) make certain other modifications to the Credit Agreement as set forth therein.
Revolving Credit Facility
On April 22, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Ninth Amendment to extend the maturity date of a portion of the revolving commitments thereunder to February 14, 2028.
On October 30, 2024, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Tenth Amendment to (i) extend the maturity date of its revolving credit facility to October 30, 2029 and (ii) make certain other amendments to the Credit Agreement as set forth therein.
As of December 31, 2024, there were no outstanding borrowings and there were $477 million in letters of credit issued under the Revolving Credit Facility.
2048 Convertible Senior Notes
Accounting for Convertible Senior Notes — Beginning in 2022, the Company no longer records the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense.
Modification to Convertible Senior Notes — In 2022, the Company irrevocably elected to eliminate the right to settle conversions only in shares of the Company's common stock, such that any conversion after such date, the Company will pay cash per $1,000 principal amount and will settle in cash or a combination of cash and the Company’s common stock for the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount.

Convertible Senior Notes Features — As of December 31, 2024, the Convertible Senior Notes are convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at a price of $40.94 per common share, which is the equivalent to a conversion rate of approximately 24.4241 shares of common stock per $1,000 principal amount of Convertible Senior Notes. As of December 31, 2023, the Convertible Senior Notes were convertible at a price of $41.83 per common share, which is equivalent to a conversion rate of approximately 23.9079 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The settlement method is at the Company’s election. The net carrying amounts of the Convertible Senior Notes as of December 31, 2024 and December 31, 2023 were $231 million and $572 million, respectively. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.
The Convertible Senior Notes are convertible at the option of the holders only upon the occurrence of certain events and during certain periods, including, among others, during any calendar quarter (and only during such calendar quarter) if the last reported sales price per share of the Company’s common stock exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Common Stock Sale Price Condition”). As of January 1, 2025, the Company’s Convertible Senior Notes are convertible during the quarterly period ending March 31, 2025 due to the satisfaction of the Common Stock Sale Price Condition. In addition, the Convertible Senior Notes are also convertible during specified periods as follows:
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
The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	For the years ended December 31,
(In millions, except percentages)	2024	2023	2022
Contractual interest expense	$9	$16	$16
Amortization of discount and deferred finance costs	1	2	1
Total	$10	$18	$17

Effective Interest Rate	3.08%	3.18%	3.01%
Convertible Senior Notes Repurchases
During the year ended December 31, 2024, the Company completed repurchases of a portion of the Convertible Senior Notes using cash on hand and a portion of the proceeds from the Term Loans, as detailed in the table below. For the year ended December 31, 2024, a $260 million loss on debt extinguishment was recorded in connection with the repurchases below.

(In millions, except percentages)
Settlement Period	Principal Repurchased	Cash Paid(a)	Average Repurchase Percentage
March 2024	$92	$151	162.356%
April 2024	251	452	179.454%
Total Repurchases	$343	$603
(a)Includes accrued interest of $1 million and $2 million for the March and April repurchases, respectively

Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”) to effectively lock in a conversion premium of $257 million on the remaining $232 million in aggregate principal amount of the Convertible Senior Notes. The option price of $257 million was incurred when the Company entered into the Capped Calls, which will be payable upon the earlier of settlement and expiration of the applicable Capped Calls. For further discussion see Note 15, Capital Structure.
Senior Notes Early Redemption
As of December 31, 2024, the Company had the following outstanding issuances of senior notes with an early redemption feature, or Senior Notes:
i.5.750% senior notes, issued December 7, 2017 and due January 15, 2028, or the 2028 Senior Notes;
ii.5.250% senior notes, issued May 24, 2019 and due June 15, 2029, or the 5.250% 2029 Senior Notes;
iii.3.375% senior notes, issued December 2, 2020 and due February 15, 2029, or the 3.375% 2029 Senior Notes;
iv.5.750% senior notes, issued October 30, 2024 and due July 15, 2029, or the 5.750% 2029 Senior Notes;
v.3.625% senior notes, issued December 2, 2020 and due February 15, 2031, or the 2031 Senior Notes;
vi.3.875% senior notes, issued August 23, 2021 and due February 15, 2032, or the 2032 Senior Notes;
vii.6.000% senior notes, issued October 30, 2024 and due February 1, 2033, or the 2033 Senior Notes; and
viii.6.250% senior notes, issued October 30, 2024 and due November 1, 2034, or the 2034 Senior Notes.
The indentures and the forms of notes provide, among other things, that the Senior Notes will be senior unsecured obligations of the Company. The indentures also provide for customary events of default, which include, among others: nonpayment of principal or interest; breach of other covenants in the indentures; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Company and certain of its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and continues, the trustee or the holders of at least 25% or 30% (depending on the series of Senior Notes) in principal amount of the then-outstanding series of Senior Notes may declare all of the Senior Notes of such series to be due and payable immediately. The terms of the indentures contain certain restrictions on incurring secured debt and consolidating, merging or transferring all or substantially all of the Company’s assets. Interest is payable semi-annually on the Senior Notes until their maturity dates.
2028 Senior Notes
The Company may redeem some or all of the 2028 Senior Notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
January 15, 2025 to January 14, 2026	100.958%
January 15, 2026 and thereafter	100.000%
5.250% 2029 Senior Notes
The Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
June 15, 2024 to June 14, 2025	102.625%
June 15, 2025 to June 14, 2026	101.750%
June 15, 2026 to June 14, 2027	100.875%
June 15, 2027 and thereafter	100.000%

3.375% 2029 Senior Notes
The Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
February 15, 2025 to February 14, 2026	100.844%
February 15, 2026 and thereafter	100.000%
5.750% 2029 Senior Notes
The Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
July 15, 2024 to July 14, 2025	102.875%
July 15, 2025 to July 14, 2026	101.438%
July 15, 2026 and thereafter	100.000%
2031 Senior Notes
At any time prior to February 15, 2026, the Company may redeem all or a part of the 2031 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 101.813% of the note, plus interest payments due on the note through February 15, 2026 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after February 15, 2026, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
February 15, 2026 to February 14, 2027	101.813%
February 15, 2027 to February 14, 2028	101.208%
February 15, 2028 to February 14, 2029	100.604%
February 15, 2029 and thereafter	100.000%

2032 Senior Notes
At any time prior to February 15, 2027, the Company may redeem all or a part of the 2032 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of (A) the present value of (1) the redemption price of the note at February 15, 2027 (such redemption price being set forth in the table appearing below in the column “Redemption Percentage (If Sustainability Performance Target has not been satisfied and/or confirmed by External Verifier)” unless the Sustainability Performance Target has been satisfied in respect of the year ended December 31, 2025 and the Company has provided confirmation thereof to the trustee together with a related confirmation by the External Verifier by the date that is at least 15 days prior to August 15, 2026 in which case the redemption price shall be as set forth in the column “Redemption Percentage (If Sustainability Performance Target has been satisfied and confirmed by External Verifier)”) plus (2) interest payments due on the note through February 15, 2027 (excluding accrued but unpaid interest to the redemption date) computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50%, over (B) the principal amount of the note. In addition, on or after February 15, 2027, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table during the twelve-month period beginning on February 15 of the years indicated below, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Year	Redemption Percentage (If Sustainability Performance Target has been satisfied and confirmed by External Verifier)	Redemption Percentage (If Sustainability Performance Target has not been satisfied and/or confirmed by External Verifier)
2027	101.938%	102.188%
2028	101.292%	101.458%
2029	100.646%	100.729%
2030 and thereafter	100.000%	100.000%
2033 Senior Notes
At any time prior to November 1, 2027, the Company may redeem all or a part of the 2033 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 103.000% of the note, plus interest payments due on the note through November 1, 2027 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after November 1, 2027, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
November 1, 2027 to October 31, 2028	103.000%
November 1, 2028 to October 31, 2029	101.500%
November 1, 2029 and thereafter	100.000%
2034 Senior Notes
At any time prior to November 1, 2029, the Company may redeem all or a part of the 2034 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 103.125% of the note, plus interest payments due on the note through November 1, 2029 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after November 1, 2029, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
November 1, 2029 to October 31, 2030	103.125%
November 1, 2030 to October 31, 2031	101.563%
November 1, 2031 and thereafter	100.000%

Receivables Securitization Facilities
In 2020, NRG Receivables LLC, a bankruptcy remote, special purpose, indirect wholly owned subsidiary (“NRG Receivables”), entered into the Receivables Facility, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the “Lenders”). The assets of NRG Receivables are first available to satisfy the claims of the Lenders before making payments on the subordinated note and equity issued by NRG Receivables. The assets of NRG Receivables are not available to the Company and its subsidiaries or creditors unless and until distributed by NRG Receivables. Under the Receivables Facility, certain indirect subsidiaries of the Company sell their accounts receivables to NRG Receivables, subject to certain terms and conditions. In turn, NRG Receivables grants a security interest in the purchased receivables to the Lenders as collateral for cash borrowings and issuances of letters of credit. Pursuant to the Performance Guaranty, the Company has guaranteed, for the benefit of NRG Receivables and the Lenders, the payment and performance by each indirect subsidiary of its respective obligations under the Receivables Facility. The accounts receivables remain on the Company’s consolidated balance sheet and any amounts funded by the Lenders to NRG Receivables will be reflected as short-term borrowings. Cash flows from the Receivables Facility are reflected as financing activities in the Company’s consolidated statements of cash flows. The Company continues to service the accounts receivables sold in exchange for a servicing fee.
In 2020, the Company entered into the Repurchase Facility related to the Receivables Facility. Under the Repurchase Facility, the Company could borrow up to $150 million, collateralized by a subordinated note issued by NRG Receivables to NRG Retail LLC in favor of the originating entities representing a portion of the balance of receivables sold to NRG Receivables under the Receivables Facility.
On June 21, 2024, NRG Receivables LLC (“NRG Receivables”), an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, (i) extend the scheduled termination date to June 20, 2025, (ii) increase the aggregate commitments from $1.4 billion to $2.3 billion (adjusted seasonally) and (iii) add a new originator. The weighted average interest rate related to usage under the Receivables Facility as of December 31, 2024 was 0.776%. As of December 31, 2024, there were no outstanding borrowings and there were $1.4 billion in letters of credit issued under the Receivables Facility.
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
Tax Exempt Bonds

	As of December 31,
(In millions, except rates)	2024	2023	Interest Rate %
NRG Indian River Power 2020, tax exempt bonds, due 2040	$57	$57	1.250
NRG Indian River Power 2020, tax exempt bonds, due 2045	190	190	1.250
NRG Dunkirk 2020, tax exempt bonds, due 2042	59	59	4.250
City of Texas City, tax exempt bonds, due 2045	33	33	4.125
Fort Bend County, tax exempt bonds, due 2038	54	54	4.750
Fort Bend County, tax exempt bonds, due 2042	73	73	4.750
Total	$466	$466
Bilateral Letter of Credit Facilities
The bilateral letter of credit facilities allows for the issuance of up to $850 million of letters of credit. These facilities are uncommitted. As of December 31, 2024, $526 million was issued under these facilities.

Pre-Capitalized Trust Securities Facility
On August 29, 2023, the Company entered into a facility agreement with Alexander Funding Trust II, a newly-formed Delaware statutory trust (the “Trust”), in connection with the sale by the Trust of $500 million pre-capitalized trust securities redeemable July 31, 2028 (the “P-Caps”).
The P-Caps are to be redeemed by the Trust on July 31, 2028 or earlier upon an early redemption of the P-Caps Secured Notes. Following any distribution of P-Caps Secured Notes to the holders of the P-Caps, the Company may similarly redeem such P-Caps Secured Notes, in whole or in part, at the redemption price described in the P-Caps Indenture, plus accrued but unpaid interest to, but excluding, the date of redemption. Any P-Caps Secured Notes outstanding and held by the Trust as a result of the exercise of the Issuance Right that remain outstanding will also mature on July 31, 2028.
In connection with the issuance of the P-Caps, on August 29, 2023, the Company entered into a letter of credit facility agreement with Deutsche Bank Trust Company Americas, as collateral agent and administrative agent, and certain financial institutions for the issuance of letters of credit in an aggregate amount not to exceed $485 million. The facility is committed. As of December 31, 2024, $480 million was issued under this facility.
Non-recourse Debt
The following are descriptions of certain indebtedness of NRG’s subsidiaries. As of December 31, 2024, such non-recourse debt is no longer outstanding.
Vivint Secured Notes Tender Offer
On October 30, 2024, in connection with APX Group, Inc.’s previously announced offer to purchase for cash (the “Tender Offer”) any and all of APX Group, Inc.’s outstanding 6.750% senior secured notes due 2027 (the “Vivint 6.750% Senior Secured Notes due 2027”), APX Group, Inc. purchased $589 million in aggregate principal amount of the Vivint 6.750% Senior Secured Notes due 2027 that had been validly tendered for $600 million, which included the payment of $8 million of accrued interest. On November 8, 2024, APX Group, Inc. redeemed the remaining $11 million in aggregate principal amount of the Vivint 6.750% Senior Secured Notes due 2027 that remained outstanding following the Tender Offer. The price for the Vivint 6.750% Senior Secured Notes due 2027 was 100.411%. In connection with the redemptions, a $13 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs and other fees of $1 million.
Vivint Unsecured Notes Exchange Offer
In connection with the Company’s offer to exchange (the “Exchange Offer”) for any and all outstanding 5.750% Senior Notes due 2029 (the “Vivint 5.750% Senior Notes due 2029”) issued by APX Group, Inc. for the New NRG 5.750% Senior Notes due 2029 and cash, NRG accepted tenders with respect to $798 million aggregate principal amount of the Vivint 5.750% Senior Notes due 2029, that were tendered on or prior to the early tender date. In connection with the redemptions, a $90 million loss on debt extinguishment was recorded.
On October 30, 2024, the Company issued the New NRG 5.750% Senior Notes due 2029 in an aggregate principal amount of $798 million in connection with the Exchange Offer. On November 14, 2024, APX Group, Inc. redeemed the $2 million of the Vivint 5.750% Senior Notes due 2029 that remained outstanding following the Exchange Offer. The redemption price was equal to 102.875% of the aggregate principal amount.
Vivint Term Loan
On April 10, 2024, the Company’s wholly-owned indirect subsidiary, Vivint, entered into the Second Amendment to the Vivint Credit Agreement with, among others, the Vivint Agent, and certain financial institutions, as lenders, which amended the Vivint Credit Agreement in order to (i) reprice its term loan B facility (the term loans thereunder, the “Vivint Term Loans”) and (ii) make certain other modifications to the Vivint Credit Agreement as set forth therein.
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
On October 30, 2024, the Company repaid in full the outstanding Vivint Term Loans of approximately $1.3 billion and terminated the revolving credit facility under the Vivint Credit Agreement. In connection with the repayment, an $18 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs and other fees of $2 million.

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
The following table presents the balance of ARO obligations as of December 31, 2024 and 2023, along with the activity related to the Company's ARO obligations for the year ended December 31, 2024:

(In millions)	Total(a)
Balance as of December 31, 2023	$407
Revisions in estimates for current obligations	6
Additions	6
Spending for current obligations	(35)
Accretion	25
Balance as of December 31, 2024	$409
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
NRG maintains three separate qualified pension plans, the NRG Pension Plan for Bargained Employees, the NRG Pension Plan and the Pension Plan for Employees of Direct Energy Marketing Limited (“DEML”). Participation in the NRG Pension Plan for Bargained Employees depends upon whether an employee is covered by a bargaining agreement. The NRG Pension Plan was frozen for non-union employees on December 31, 2018. In 2024, the Company commenced the termination process for the defined benefit component of the Pension Plan for Employees of DEML and expects to complete the transaction in 2025.
NRG expects to contribute $16 million to the Company's pension plans in 2025.
NRG Defined Benefit Plans
The annual net periodic benefit cost/(credit) related to NRG's pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
(In millions)	2024	2023	2022
Service cost benefits earned	$3	$5	$7
Interest cost on benefit obligation	48	50	41
Expected return on plan assets	(47)	(39)	(47)
Amortization of unrecognized net loss	2	6	3
Curtailment and special termination benefits (income)/expense	(6)	(1)	14
Net periodic benefit cost	$—	$21	$18

	Year Ended December 31,
	Other Postretirement Benefits
(In millions)	2024	2023	2022
Interest cost on benefit obligation	$3	$4	$2
Amortization of unrecognized prior service cost	(3)	(8)	(8)
Amortization of unrecognized net loss	(1)	1	2
Net periodic benefit credit	$(1)	$(3)	$(4)

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023
Benefit obligation at January 1	$1,023	$1,036	$75	$84
Service cost	3	5	—	—
Interest cost	48	50	3	4
Actuarial loss/(gain)	(35)	22	(1)	(5)
Employee and retiree contributions	—	—	3	4
Annuity purchase settlement	(50)	—	—	—
Curtailment and special termination benefit loss	—	(2)	—	(1)
Benefit payments	(83)	(89)	(10)	(11)
Foreign exchange translation	(5)	1	—	—
Benefit obligation at December 31	901	1,023	70	75
Fair value of plan assets at January 1	851	844	—	—
Actual return on plan assets	16	93	—	—
Employee and retiree contributions	—	—	3	4
Employer contributions	38	2	7	7
Annuity purchase settlement	(50)	—	—	—
Benefit payments	(83)	(89)	(10)	(11)
Foreign exchange translation	(5)	1	—	—
Fair value of plan assets at December 31	767	851	—	—
Funded status at December 31 — excess of obligation over assets	$(134)	$(172)	$(70)	$(75)
During the year ended December 31, 2024, the actuarial gain of $35 million on pension benefits was primarily driven by increasing discount rates.
During the year ended December 31, 2023, the actuarial loss of $22 million on pension benefits was primarily driven by decreasing discount rates.
Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023
Other current liabilities	$—	$—	$5	$5
Other non-current liabilities	134	172	65	70

Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023
Net loss/(gain)	$73	$73	$(14)	$(14)
Prior service cost/(credit)	—	—	(1)	(4)
Total accumulated OCI	$73	$73	$(15)	$(18)

Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023
Net actuarial (gain)/loss	$(4)	$(31)	$(1)	$(5)
Amortization of net actuarial loss	(2)	(6)	1	(1)
Settlement (gain)/loss	6	—	—	—
Amortization of prior service cost	—	—	3	8
Effect of settlement/curtailment	—	(1)	—	(1)
Total recognized in OCI	$—	$(38)	$3	$1
Net periodic benefit cost/(credit)	—	21	(1)	(3)
Net recognized in net periodic pension (credit)/cost and OCI	$—	$(17)	$2	$(2)

The following table presents the balances of significant components of NRG's pension plan:

	As of December 31,
	Pension Benefits
(In millions)	2024	2023
Projected benefit obligation	$901	$1,023
Accumulated benefit obligation	895	1,015
Fair value of plan assets	767	851

NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$142	$142
Common/collective trust investment — non-U.S. equity	—	105	105
Common/collective trust investment — non-core assets	—	50	50
Common/collective trust investment — fixed income	—	199	199
Short-term investment fund	25	—	25
Subtotal fair value	$25	$496	$521
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			29
Common/collective trust investment — fixed income			177
Common/collective trust investment — non-core assets			12
Partnerships/joint ventures			28
Total fair value			$767

	Fair Value Measurements as of December 31, 2023
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$156	$156
Common/collective trust investment — non-U.S. equity	—	58	58
Common/collective trust investment — non-core assets	—	81	81
Common/collective trust investment — fixed income	—	188	188
Short-term investment fund	19	—	19
Subtotal fair value	$19	$483	$502
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			32
Common/collective trust investment — fixed income			243
Common/collective trust investment — non-core assets			47
Partnerships/joint ventures			27
Total fair value			$851
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
The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2024	2023	2024	2023
Discount rate	5.63%	4.97%	5.55%	4.96%
Interest crediting rate	5.38%	5.67%	4.54%	4.66%
Rate of compensation increase	3.00%	3.06%	—	—
Health care trend rate	—	—	8.3% grading to 4.5% in 2034	7.7% grading to 4.5% in 2033
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2024	2023	2022	2024	2023	2022
Discount rate	4.99%	5.18%	2.89%/4.71%/5.41%	4.96%	5.19%	2.82%
Interest crediting rate	5.67%	5.21%	3.07%	4.66%	4.00%	1.94%
Expected return on plan assets	6.65%	5.55%	4.99%	—	—	—
Rate of compensation increase	3.00%	3.06%	3.06%	—	—	—
Health care trend rate	—	—	—	7.4% grading to 4.5% in 2033	7.2% grading to 4.5% in 2028	6.9% grading to 4.4% in 2028

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
The target allocations of NRG's pension plan assets were as follows for the year ended December 31, 2024:

U.S. equity	20%
Non-U.S. equity	13%
Non-core assets	17%
Fixed income	50%
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

NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension	Other Postretirement Benefit
(In millions)	Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
2025	$93	$5	$—
2026	77	5	—
2027	75	5	—
2028	73	5	—
2029	71	5	—
2030-2034	336	28	2
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.
The Company's costs related to these plans were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cost recognized for defined contribution plans	$62	$61	$37
The Company's costs, which are primarily related to employer matching of a portion of employee contributions to defined contribution plans, increased during 2023 primarily due to an increase in retirement saving plan match and the Vivint acquisition.

Note 15 — Capital Structure
For the period from December 31, 2021 to December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common shares issued and outstanding for each period presented:

	Preferred Shares	Common Shares
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2021	—	423,547,174	(179,793,275)	243,753,899
Shares issued under ESPP	—	—	142,825	142,825
Shares issued under LTIPs	—	349,827	—	349,827
Share repurchases	—	—	(14,685,521)	(14,685,521)
Balance as of December 31, 2022	—	423,897,001	(194,335,971)	229,561,030
Issuance of Series A Preferred Stock	650,000	—	—	—
Shares issued under ESPP	—	—	191,249	191,249
Shares issued under LTIPs	—	1,109,611	—	1,109,611
Share repurchases	—	—	(22,730,940)	(22,730,940)
Retirement of treasury stock	—	(157,676,142)	157,676,142	—
Balance as of December 31, 2023	650,000	267,330,470	(59,199,520)	208,130,950
Shares issued under ESPP	—	—	242,070	242,070
Shares issued under LTIPs	—	1,959,134	—	1,959,134
Share repurchases	—	—	(11,725,563)	(11,725,563)
Partial settlement of Capped Call Options	—	—	(2,588)	(2,588)
Retirement of treasury stock	—	(64,225,546)	64,225,546	—
Balance as of December 31, 2024	650,000	205,064,058	(6,460,055)	198,604,003
Shares issued under LTIPs	—	540,996	—	540,996
Share repurchases	—	—	(1,076,423)	(1,076,423)
Retirement of treasury stock	—	(1,028,193)	1,028,193	—
Balance as of January 31, 2025	650,000	204,576,861	(6,508,285)	198,068,576
Common Stock
As of December 31, 2024, NRG had 25,400,076 shares of common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of the long-term incentive plans.
Common Stock Dividends
The Company declared and paid $0.4075, $0.3775 and $0.350 quarterly dividend per common share, or $1.63, $1.51 and $1.40 per share on an annualized basis for 2024, 2023 and 2022 respectively.
In 2022, 2023 and 2024, NRG increased the annual dividend on its common stock to $1.40, $1.51 and $1.63 per share, respectively, representing an 8% increase each year. Beginning in the first quarter of 2025, NRG will increase the annual common stock dividend by 8% to $1.76 per share. The long-term capital allocation policy targets an annual common stock dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
On January 22, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, or $1.76 per share on an annualized basis, payable on February 18, 2025, to stockholders of record as of February 3, 2025.
Employee Stock Purchase Plan
The Company offers participation in the ESPP which allows eligible employees to elect to withhold between 1% and 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 90% of its market value on the offering date or 90% of the fair market value on the exercise date. An offering date occurs each April 1 and October 1. An exercise date occurs each September 30 and March 31. As of December 31, 2024, there remained 6,460,055 shares of treasury stock reserved for issuance under the ESPP.

Share Repurchases
During the year ended December 31, 2022, the Company completed $595 million of share repurchases at an average price per share of $40.48. In June 2023, NRG revised its long-term capital allocation policy to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. As part of the revised capital allocation framework, the Company announced an increase to its share repurchase authorization to $2.7 billion, to be executed through 2025. In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization. As of January 31, 2025, $1.5 billion is remaining under the $3.7 billion authorization. The following table summarizes the share repurchases made under the $3.7 billion authorization through January 31, 2025:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(a)	950
Total Share Repurchases during 2023	22,730,940		1,150	(b)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(a)	—
Open market repurchases	10,562,333	87.57	925
Total Share Repurchases during 2024	11,725,563		925	(c)
Repurchases made subsequent to December 31, 2024 thru January 31, 2025	1,076,423	101.07	109
Total Share Repurchases made under the $3.7 billion authorization	35,532,926	$61.46	$2,184
(a)Under the November 6, 2023 ASR, the Company received a total of 18,839,375 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(b)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(c)Excludes $9 million accrued for estimated excise tax owed as of December 31, 2024

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
Retirement of Treasury Stock
During the years ended December 31, 2024 and 2023, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
Shares retired during the year ended December 31, 2023	157,676,142	$31.77	$5,009
Shares retired during the year ended December 31, 2024	64,225,546	$41.07	$2,638
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of $40.94 per share, subject to certain adjustments, which correspond to the conversion price of the Convertible Senior Notes as of December 31, 2024. The Capped Calls have a cap price of $249.00 per share, subject to certain adjustments, and effectively lock in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The options will expire on June 1, 2025 if not exercised. The Capped Calls are separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity. The option price of $257 million incurred in connection with the Capped Calls, of which $253 million was recorded as a reduction to additional paid-in capital and a $4 million loss was recorded to other income, net to account for the change in the value of the Capped

Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. The option price will be payable upon the earlier of settlement and expiration of the applicable Capped Calls.
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
In March and September 2024, the Company declared and paid semi-annual dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million. In September 2023, the Company declared and paid a semi-annual dividend of $52.96 per share, totaling $34 million.

Note 16 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments and movements in foreign currency exchange rates.
The following table summarizes NRG's equity method investments as of December 31, 2024:

(In millions, except percentages)
Name:	Economic Interest	Investment Balance
Gladstone(a)	37.5%	$34
Midway-Sunset Cogeneration Company	50.0%	11
Total equity investments in affiliates		$45
(a)As of December 31, 2024, the carrying value of NRG's equity method investment was $39 million lower than the underlying net assets of the investee. The basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. For the year ended December 31, 2024, the Company recorded $7 million of impairment losses on Gladstone. Refer to Note 10, Asset Impairments
The following table summarizes the undistributed earnings from NRG's equity method investments as of December 31, 2024:

	As of December 31,
(In millions)	2024	2023
Undistributed earnings	$5	$—
Other Equity Investments
Gladstone — Through a joint venture, NRG owns a 37.5% interest in Gladstone, a 1,613 MW coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from local mines in Queensland. NRG and the joint venture participants receive their respective share of revenues directly from the off takers in proportion to the ownership interests in the joint venture. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold to the Queensland Government-owned utility under long-term supply contracts. NRG's investment in Gladstone was $34 million as of December 31, 2024.

Variable Interest Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables LLC, which has entered into financing transactions related to the Receivables Facility as further described in Note 12, Long-term Debt and Finance Leases.
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable and Other current assets	$2,402	$1,541
Current liabilities	155	153
Net assets	$2,247	$1,388

Note 17 — Income/(Loss) Per Share
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
Dilutive effect for equity compensation and other equity instruments — The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income/(loss) per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income/(loss) per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period.
The reconciliation of NRG's basic and diluted income/(loss) per share is shown in the following table:

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Basic income/(loss) per share:
Net income/(loss)	$1,125	$(202)	$1,221
Less: Cumulative dividends attributable to Series A Preferred Stock	67	54	—
Income/(Loss) Available to Common Stockholders	$1,058	$(256)	$1,221
Weighted average number of common shares outstanding - basic	206	228	236
Income/(Loss) per weighted average common share — basic	$5.14	$(1.12)	$5.17
Diluted income/(loss) per share:
Net income/(loss)	$1,125	$(202)	$1,221
Less: Cumulative dividends attributable to Series A Preferred Stock	67	54	—
Income/(Loss) Available to Common Stockholders	$1,058	$(256)	$1,221
Weighted average number of common shares outstanding - basic	206	228	236
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	3	—	—
Incremental shares attributable to the potential share settlement of Convertible Senior Notes (if converted method)	3	—	—
Weighted average number of common shares outstanding - diluted	212	228	236
Income/(Loss) per weighted average common share — diluted	$4.99	$(1.12)	$5.17
As of December 31, 2024 and 2022, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company’s diluted income per share. As of December 31, 2023, the Company had 6 million of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company’s diluted loss per share.

Note 18 — Segment Reporting
The Company’s segment structure reflects how management makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the retail, wholesale and generation businesses with a geographical focus except for Vivint Smart Home operations which are reported within the Vivint Smart Home segment. Corporate represents the corporate business activities, and corporate shared services, to support the Company’s operating segments. Beginning in the fourth quarter of 2024, Corporate now includes interest expense related to its consolidated debt financing activities and income tax expense related to its consolidated U.S. federal, foreign and state income taxes conforming to the way the Company internally manages and monitors the business. Prior periods amounts have been recast for comparative purposes to reflect this change, which had no impact on the Company’s consolidated financial position, results of operations, and cash flows. The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies.
NRG's chief operating decision maker ("CODM"), its chief executive officer, uses more than one measure to evaluate the performance of its segments and allocate resources, including net income/(loss) and various non-GAAP financial measures such as adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. Net income/(loss) and Adjusted EBITDA are used to review business performance and allocate resources as it provides a clearer view of segment profitability by focusing on operational performance. Additionally, operating expenses’ impact on each operating segment results are analyzed. On a monthly basis, Adjusted EBITDA is compared against the budget, latest forecast, and prior period.
The Company had no customer that comprised more than 10% of the Company's consolidated revenues during the years ended December 31, 2024, 2023 and 2022.
Intersegment sales are accounted for at market.

	For the Year Ended December 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate(a)	Eliminations	Total
Revenue(a)	$10,653	$11,707	$3,886	$1,932	$—	$(48)	$28,130
Operating Expenses	9,785	9,746	3,874	1,037	81	(48)	24,475
Depreciation and amortization	323	158	114	767	41	—	1,403
Impairment losses	7	—	29	—	—	—	36
Total operating cost and expenses	10,115	9,904	4,017	1,804	122	(48)	25,914
(Loss)/gain on sale of assets	(4)	3	209	—	—	—	208
Operating income/(loss)	534	1,806	78	128	(122)	—	2,424
Equity in earnings of unconsolidated affiliates	—	—	20	—	—	—	20
Impairment losses on investments	—	—	(7)	—	—	—	(7)
Other income, net	—	(1)	6	(15)	54	—	44
Loss on debt extinguishment	—	—	—	—	(382)	—	(382)
Interest expense	—	—	—	—	(651)	—	(651)
Income/(loss) before income taxes	534	1,805	97	113	(1,101)	—	1,448
Income tax expense	—	—	—	—	323	—	323
Net income/(loss)	$534	$1,805	$97	$113	$(1,424)	$—	$1,125

Balance sheet
Equity investments in affiliates	$—	$—	$45	$—	$—	$—	$45
Capital expenditures	369	3	16	23	61	—	472
Goodwill	643	721	153	3,494	—	—	5,011
Total assets	$6,925	$8,021	$2,254	$6,624	$15,543	$(15,345)	$24,022

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$22	$—	$18	$8	$—	$—	$48

	For the Year Ended December 31, 2023
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home(a)	Corporate(b)	Eliminations	Total
Revenue(b)	$10,476	$12,547	$4,281	$1,549	$—	$(30)	$28,823
Operating Expenses	8,353	14,361	5,021	858	133	(30)	28,696
Depreciation and amortization	348	167	99	645	36	—	1,295
Impairment losses	2	4	20	—	—	—	26
Total operating cost and expenses	8,703	14,532	5,140	1,503	169	(30)	30,017
Gain on sale of assets	1,319	259	—	—	—	—	1,578
Operating income/(loss)	3,092	(1,726)	(859)	46	(169)	—	384
Equity in earnings of unconsolidated affiliates	—	—	16	—	—	—	16
Impairment losses on investments	—	—	(102)	—	—	—	(102)
Other income, net	2	(1)	1	(15)	60	—	47
Gain on debt extinguishment	—	—	—	—	109	—	109
Interest expense	—	—	—	—	(667)	—	(667)
Income/(loss) before income taxes	3,094	(1,727)	(944)	31	(667)	—	(213)
Income tax benefit	—	—	—	—	(11)	—	(11)
Net income/(loss)	$3,094	$(1,727)	$(944)	$31	$(656)	$—	$(202)

Balance sheet
Equity investments in affiliates	$—	$—	$42	$—	$—	$—	$42
Capital expenditures	495	5	27	18	53	—	598
Goodwill	643	721	221	3,494	—	—	5,079
Total assets(c)	$8,236	$13,712	$3,612	$6,619	$20,357	$(26,498)	$26,038

(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$5	$9	$16	$—	$—	$—	$30
(c) Tax related balances have been recast to Corporate for comparative purposes

	For the Year Ended December 31, 2022
(In millions)	Texas	East	West/Services/Other	Corporate(a)	Eliminations	Total
Revenue(a)	$10,057	$16,763	$4,706	$—	$17	$31,543
Operating Expenses	8,444	15,998	4,106	86	17	28,651
Depreciation and amortization	361	241	87	31	—	720
Impairment losses	—	206	—	—	—	206
Total operating cost and expenses	8,805	16,445	4,193	117	17	29,577
Gain/(loss) on sale of assets	10	—	45	(3)	—	52
Operating income	1,262	318	558	(120)	—	2,018
Equity in (losses)/earnings of unconsolidated affiliates	(2)	—	8	—	—	6
Other income, net	4	1	1	50	—	56
Interest expense	—	—	—	(417)	—	(417)
Income/(loss) before income taxes	1,264	319	567	(487)	—	1,663
Income tax expense	—	—	—	442	—	442
Net income/(loss)	$1,264	$319	$567	$(929)	$—	$1,221

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$4	$(26)	$5	$—	$—	$(17)

Note 19 — Income Taxes
The income tax provision consisted of the following amounts:

	Year Ended December 31,
(In millions, except effective income tax rate)	2024	2023	2022
Current
U.S. Federal	$55	$26	$3
State	82	84	65
Foreign	5	(12)	3
Total — current	142	98	71
Deferred
U.S. Federal	333	50	258
State	(134)	(61)	59
Foreign	(18)	(98)	54
Total — deferred	181	(109)	371
Total income tax expense/(benefit)	$323	$(11)	$442
Effective income tax rate	22.3%	5.2%	26.6%
The IRA enacted on August 16, 2022, introduced new provisions including a 15% corporate alternative minimum tax and a 1% excise tax on net share repurchases with both taxes effective beginning in fiscal year 2023 for NRG. On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed guidance. As of December 31, 2024, NRG as an applicable corporation is subject to the CAMT, and has reflected the impact in its current and deferred taxes. There is no impact on the Company’s provision for income taxes from the CAMT as of December 31, 2024.

The following represented the domestic and foreign components of income/(loss) before income taxes:

	Year Ended December 31,
(In millions)	2024	2023	2022
U.S.	$1,485	$261	$1,436
Foreign	(37)	(474)	227
Total	$1,448	$(213)	$1,663
Reconciliations of the U.S. federal statutory tax rate to NRG's effective tax rate were as follows:

	Year Ended December 31,
(In millions, except effective income tax rate)	2024	2023	2022
Income/(Loss) before income taxes	$1,448	$(213)	$1,663
Tax at federal statutory tax rate	304	(45)	349
State taxes	92	(22)	69
Foreign rate differential	1	(10)	7
Changes in state valuation allowances	(110)	42	(3)
Nondeductible loss on Convertible Senior Notes repurchases	56	—	—
Permanent differences	23	31	17
Stock compensation	(19)	—	—
Recognition of uncertain tax benefits	1	12	8
Deferred impact of state tax rate changes	(24)	3	14
Foreign tax refunds	—	(17)	—
Return to provision adjustments	(1)	(5)	—
Carbon capture tax credits	—	—	(19)
Income tax expense/(benefit)	$323	$(11)	$442
Effective income tax rate	22.3%	5.2%	26.6%
For the year ended December 31, 2024, NRG's effective income tax rate was higher than the federal statutory tax rate of 21% primarily due to permanent differences and state tax expense partially offset by tax benefits from the revaluation of state deferred tax assets, and decrease of certain state valuation allowances.
For the year ended December 31, 2023, NRG's effective income tax rate was lower than the federal statutory tax rate of 21% primarily due to permanent differences and changes in state valuation allowances.
For the year ended December 31, 2022, NRG's effective income tax rate was higher than the federal statutory tax rate of 21% primarily due to state tax expense partially offset by the recognition of carbon capture tax credits.

The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
U.S. Federal net operating loss carryforwards	$1,477	$1,762
State net operating loss carryforwards	341	367
Foreign net operating loss carryforwards	106	110
Deferred revenues	335	347
Difference between book and tax basis of property	322	353
Federal and state tax credit carryforwards	269	317
Deferred compensation, accrued vacation and other reserves	174	141
Interest disallowance carryforward per §163(j) of the Tax Act	77	132
Pension and other postretirement benefits	46	48
Allowance for credit losses	37	35
Equity compensation	30	24
Federal benefit on state uncertain tax positions	13	13
Inventory obsolescence	13	11
U.S. capital loss	1	1
Other	46	33
Total deferred tax assets	3,287	3,694
Deferred tax liabilities:
Intangibles amortization (excluding goodwill)	486	726
Derivatives	193	156
Capitalized contract costs	249	131
Equity method investments	88	93
Goodwill	56	40
Debt discount amortization	—	26
Emissions allowances	16	18
Total deferred tax liabilities	1,088	1,190
Total deferred tax assets less deferred tax liabilities	2,199	2,504
Valuation allowance	(144)	(275)
Total net deferred tax assets, net of valuation allowance	$2,055	$2,229
The following table summarizes NRG's net deferred tax position as presented in the consolidated balance sheets:

	As of December 31,
(In millions)	2024	2023
Deferred tax asset	$2,067	$2,251
Deferred tax liability	(12)	(22)
Net deferred tax asset	$2,055	$2,229
The primary drivers for the decrease in the net deferred tax asset from $2.2 billion as of December 31, 2023 to $2.1 billion as of December 31, 2024 is due to utilization of net operating losses, partially offset by the decrease of certain state valuation allowances.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of December 31, 2024 and 2023, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.2 billion and $2.5 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of December 31, 2024 as discussed below.

NOL carryforwards — As of December 31, 2024, the Company had tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.5 billion and $341 million, respectively. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $106 million. The majority of NRG's NOL carryforwards have no expiration date.
Valuation allowance — As of December 31, 2024, the Company's tax-effected valuation allowance was $144 million, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.
Taxes Receivable and Payable
As of December 31, 2024, NRG recorded a current federal payable of $1 million, a current net state receivable of $1 million and a current net foreign receivable of $8 million.
Uncertain tax benefits
NRG has identified uncertain tax benefits with after-tax value of $57 million and $73 million as of December 31, 2024 and 2023, for which NRG has recorded a non-current tax liability of $62 million and $76 million, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company recognized $2 million of interest expense for the year ended December 31, 2024, and $1 million for the years ended December 31, 2023 and 2022. As of December 31, 2024 and 2023, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million and $3 million, respectively.
Tax jurisdictions — NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2021. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.
The following table summarizes uncertain tax benefits activity:

	As of December 31,
(In millions)	2024	2023
Balance as of January 1	$73	$22
Increase due to current year positions	12	28
Increase due to acquired balance from Vivint Smart Home	—	23
Settlements, payments and statute closure	(28)	—
Uncertain tax benefits as of December 31	$57	$73

Note 20 — Stock-Based Compensation
The Company's stock-based compensation consists of awards granted under the NRG LTIP and following the Acquisition in March 2023, the Vivint LTIP.
NRG Energy, Inc. Long-Term Incentive Plan
As of December 31, 2024 and 2023, a total of 25,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP. There were 7,188,824 and 7,717,139 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2024 and 2023, respectively. The NRG LTIP is subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock. As of December 31, 2024, the outstanding awards under the NRG LTIP include restricted stock units, deferred stock units and relative performance stock units.

Restricted Stock Units
As of December 31, 2024, RSUs granted under the NRG LTIP typically have three-year graded vesting schedules beginning on the grant date. Fair value of the RSUs granted during 2024 and 2023 is derived from the closing price of NRG common stock on the grant date. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	1,210,840	$37.88
Granted	413,872	51.89
Forfeited	(49,082)	39.43
Vested	(525,470)	38.38
Non-vested at December 31, 2024	1,050,160	42.95
The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $47 million, $20 million and $10 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $51.89, $35.71 and $41.26, respectively.
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
The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2023	443,287	$29.07
Granted	46,617	76.31
Converted to Common Stock	(112,784)	30.73
Outstanding at December 31, 2024	377,120	33.91

The aggregate intrinsic values for DSUs outstanding as of December 31, 2024, 2023 and 2022 were approximately $34 million, $23 million and $13 million, respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2024, 2023 and 2022 were $10 million, $3 million and $1 million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2024, 2023 and 2022 was $76.31, $34.40 and $45.49, respectively.
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

The following table summarizes the Company's non-vested RPSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
Non-vested at December 31, 2023	671,889	$46.27
Granted	380,370	62.48
Forfeited	(22,623)	52.55
Vested	(316,685)	49.50
Non-vested at December 31, 2024	712,951	53.10
The weighted average grant date fair value of RPSUs granted during the years ended December 31, 2024, 2023 and 2022, was $62.48, $39.46 and $57.41, respectively.
The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's RPSUs are summarized below:

	2024	2023	2022
Expected volatility	34.46%	41.35%	37.54%
Expected term (in years)	3	3	3
Risk free rate	4.05%	4.18%	0.97%
The expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the RPSU, which equals the vesting period.
NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)
Effective March 10, 2023, in connection with the Vivint Smart Home Acquisition, as discussed in Note 4, Acquisitions and Dispositions, NRG assumed the NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as Vivint Smart Home, Inc. Long-Term Incentive Plan) or Vivint LTIP. In addition to the rollover awards converted as part of the Acquisition, the Vivint LTIP provides for issuances of time-based restricted stock units and performance-based restricted stock units. As of December 31, 2024 and 2023, 17,500,000 shares of NRG common stock were authorized for issuance under the Vivint LTIP. There were 12,557,143 and 12,749,736 shares of common stock remaining available for grants under the Vivint LTIP as of December 31, 2024 and 2023, respectively.
Restricted Stock Units
As of December 31, 2024, RSUs under the Vivint LTIP include RSUs which were granted prior to the Acquisition and were converted into awards that vest as NRG common stock ("Rollover RSUs"). These awards typically had four-year graded vesting schedules beginning on the grant date. The fair value of the Rollover RSUs is based on the fair value of NRG common stock on the Acquisition date after applying the conversion ratio as per the Merger Agreement. The RSUs that were granted following the Acquisition date are typically subject to the same terms as the RSUs under the NRG LTIP.
The following table summarizes the non-vested RSUs under the Vivint LTIP and changes during the year:

	Rollover RSUs		RSUs granted following the Acquisition
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	2,984,901	$31.63	780,298	$35.24
Granted following the Acquisition date	—	—	800,032	56.02
Forfeited	(194,314)	31.63	(82,973)	41.38
Vested	(1,440,844)	31.63	(318,774)	39.52
Non-vested at December 31, 2024	1,349,743	31.63	1,178,583	47.19
The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $159 million and $66 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $56.02 and $35.24, respectively.

Relative Performance Stock Units
As of December 31, 2024 and 2023, RPSUs granted under the Vivint LTIP are generally granted under the same terms as the RPSUs granted under the NRG LTIP, and are valued using the same methods and assumptions. The following table summarizes the Company's non-vested RPSUs under the Vivint LTIP and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2023	102,837	$44.96
Granted	71,568	66.44
Forfeited	—	—
Vested	—	—
Non-vested at December 31, 2024	174,405	53.63
There were no RPSUs vested during the year ended December 31, 2024 and 2023. The weighted average grant date fair value of RPSUs granted during the years ended December 31, 2024 and 2023 was $66.44 and $44.96, respectively.
Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented, as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2024, for each of the types of awards issued under the LTIPs. Minimum tax withholdings of $50 million, $22 million, and $6 million for the years ended December 31, 2024, 2023, and 2022, respectively, are reflected as a reduction to additional paid-in capital on the Company's consolidated balance sheets.

				Non-vested Compensation Cost
(In millions, except weighted average data)	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31,			As of December 31,
Award	2024	2023	2022	2024	2024
RSUs under NRG LTIP	$29	$20	$15	$17	1.52
RSUs under Vivint LTIP	56	76	—	48	1.32
DSUs	3	2	2	—	0.00
RPSUs under NRG LTIP	11	3	11	15	1.17
RPSUs under Vivint LTIP	3	2	—	5	1.55
PRSUs(a)	43	20	6	68	1.33
Total	$145	$123	$34	$153
Tax (benefit)/detriment recognized	$(14)	$2	$3
(a)Phantom Restricted Stock Units, PRSUs, are liability-classified time-based awards that typically vest ratably over a three-year period. The amount to be paid upon vesting is based on NRG's closing stock price for the period

Note 21 — Related Party Transactions
NRG provides services to some of its related parties, who are accounted for as equity method investments, under operations and maintenance agreements. Fees for the services under these agreements include recovery of NRG's costs of operating the plants. Certain agreements also include fees for administrative service, a base monthly fee, profit margin and/or annual incentive bonus.
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Year Ended December 31,
(In millions)	2024	2023	2022
Revenues from Related Parties Included in Revenues
Gladstone	$4	$4	$4
Ivanpah(a)	60	78	42
Midway-Sunset	4	2	6
Total	$68	$84	$52
(a)Includes fees under project management agreements with each project company

Note 22 — Commitments and Contingencies
Commitments
NRG has entered into long-term contractual arrangements related to energy products, including power purchases, gas transportation and storage, fuel and transportation services and generation projects. These contracts are not included in the consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, the Company's minimum commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2025	$2,414
2026	2,422
2027	1,392
2028	941
2029	624
Thereafter	1,190
Total(a)	$8,983
(a)The year 2025 does not include an additional $1.5 billion of short-term commitments. Increase from 2023 is primarily due to NPNS election for certain existing derivative contracts. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company's actual costs may be significantly higher than these estimated minimum unconditional long-term firm commitments with remaining term in excess of one year. For the years ended December 31, 2024, 2023 and 2022, the costs of fuel and purchased energy were $12.2 billion, $13.4 billion and $19.6 billion, respectively.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of December 31, 2024, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. NRG records accruals for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate accrual for the applicable legal matters, including regulatory and environmental matters as further discussed in Note 23, Regulatory Matters, and Note 24, Environmental Matters. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded accruals and that such difference could be material.
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
Consumer Lawsuits
Similar to other energy service companies ("ESCOs") operating in the industry, from time-to-time, the Company and/or its subsidiaries may be subject to consumer lawsuits in various jurisdictions where they sell natural gas and electricity.
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
Sales Practice Lawsuit
A Vivint Smart Home competitor has made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020, went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home has fully briefed the appeal and oral argument was conducted on January 28, 2025. While Vivint Smart Home believes the CPI jury verdict is not legally or factually supported and awaits the issuance of the appellate court’s opinion, there can be no assurance that such defense efforts will be successful. This matter was adequately accrued for as of December 31, 2024.
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. The Company does not believe the verdict is legally supported and is pursuing appellate remedies along with any other legal options available. At the time of the Vivint Smart Home acquisition, this matter was known and accrued for at the amount that was determined to be probable and reasonably estimable.
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

Note 23 — Regulatory Matters
Environmental regulatory matters are discussed within Note 24, Environmental Matters.
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
Federal Trade Commission Investigation — In 2019, Vivint Smart Home received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act and the “Red Flags Rule” thereunder, and the FTC Act. In April 2021, Vivint Smart Home entered into a settlement with the FTC that resolved this investigation. As part of this settlement, Vivint Smart Home paid $20 million and agreed to implement various additional compliance related measures ("Stipulated Order"). The Company is engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the Stipulated Order. Under the terms of the Stipulated Order, Vivint Smart Home is required to undertake biennial assessments by an independent third-party assessor (the "Assessor"), which reviews Vivint Smart Home’s compliance program and provides a report on Vivint Smart Home’s ongoing compliance with the Stipulated Order. Since its inception until December 31, 2023, Vivint Smart Home has completed its initial assessment and its first biennial assessment as required by the Stipulated Order. In addition, Vivint Smart Home has voluntarily undertaken nine quarterly audits by the appointed Assessor. In all the assessments, Vivint Smart Home received a report from the Assessor with no findings of non-compliance of any kind.
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
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule required states that have coal-fired EGUs to develop plans to seek heat rate improvements from coal-fired EGUs. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. The Court did not address the related issues of whether the EPA may adopt only measures applied at each source. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The DC Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the new administration evaluates the rule. The court granted the motion on February 19, 2025.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. Several other states are also similarly situated because of similar stays. Nonetheless, on June 5, 2023, the EPA promulgated this rule. On July 31, 2023, the EPA promulgated an interim final rule that addresses the various judicial orders that have stayed several State-Implementation-Plan disapprovals by limiting the effectiveness of certain requirements of the final rule promulgated on June 5, 2023 in Texas and several other states. On June 27, 2024, the U.S. Supreme Court stayed the final rule in the 11 states where the rule had not already been stayed. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders. The Company anticipates that the new U.S. presidential administration will revisit this rule.
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
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On September 18, 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the new administration evaluates the rule. The Company anticipates that the new U.S. presidential administration will revisit this rule.
Byproducts
In 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Close Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) CCR management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain. The Company anticipates that the new U.S. presidential administration will revisit this rule.

Note 25 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest paid, net of amount capitalized	$626	$548	$383
Income taxes paid, net of refunds	182	48	66
Non-cash investing and financing activities:
Decreases to fixed assets for accrued capital expenditures	(76)	—	(68)
Excise tax accrued on share repurchases	9	10	—

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
The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
(In millions)	2024
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2023 Total
Letters of credit and surety bonds	$3,996	$181	$11	$—	$4,188	$4,592
Asset sales guarantee obligations	11	20	18	53	102	126
Other guarantees	—	—	—	27	27	27
Total guarantees	$4,007	$201	$29	$80	$4,317	$4,745
Letters of credit and surety bonds — As of December 31, 2024, NRG and its consolidated subsidiaries were contingently obligated for a total of $4.2 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.

The material indemnities, within the scope of ASC 460, are as follows:
Asset sales — The purchase and sale agreements which govern NRG's asset or share investments and divestitures customarily contain guarantees and indemnifications of the transaction to third parties. The contracts indemnify the parties for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party, changes in tax laws or for pre-existing environmental matters. These obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or estimate at the time of the transaction. In several cases, the contract limits the liability of the indemnifier. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations included in the table above, except for the California property tax indemnity for estimated increases in California property taxes of certain solar properties that the Company agreed to indemnify, as part of the agreement to sell NRG Yield and the Renewables Platform. The California property tax indemnity is estimated to be $102 million as of December 31, 2024 and is included in the above table under asset sales guarantee obligations.
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

Note 27 — Jointly Owned Plant
NRG owns an undivided interest in Cedar Bayou. Cedar Bayou is maintained and operated pursuant to its joint ownership participation and operating agreement. NRG is responsible for its subsidiary’s share of operating costs and direct expenses and includes its proportionate share of the facility and related revenues and direct expenses in the jointly-owned plant in the corresponding balance sheet and income statement captions of the Company's consolidated financial statements.
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facility:

(In millions unless otherwise stated)
As of December 31, 2024	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
Cedar Bayou Unit 4, Baytown, TX	50.00%	$222	$(125)	$5

Note 28 — Balance Sheet Components
The components of accrued expenses and other current liabilities are as follows:

	Year Ended December 31,
(In millions)	2024	2023
Accrued RECs	$477	$435
Accrued compensation and employee benefits	514	452
Other	1,040	755
Total accrued expenses and other current liabilities	$2,031	$1,642

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023 and 2022

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for credit losses, deducted from accounts receivable and other non-current assets
Year Ended December 31, 2024	$145	$314	$18	$(325)	(a)	$152
Year Ended December 31, 2023	133	251	35	(274)	(a)	145
Year Ended December 31, 2022	683	11	—	(561)	(a)	133
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2024	$275	$(131)	$—	$—		$144
Year Ended December 31, 2023	224	42	9	—		275
Year Ended December 31, 2022	248	(20)	(4)	—		224
(a)Represents principally net amounts charged as uncollectible

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 18, 2017.
2.2†^	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc. and NRG Repowering Holdings LLC, and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 2.9 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.3^	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Energy, Inc., NRG South Central Generating LLC, and Cleco Energy LLC.	Incorporated herein by reference to Exhibit 2.10 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.4‡	Purchase and Sale Agreement dated as of February 28, 2021 by and between NRG Energy, Inc., and Generation Bridge Acquisition, LLC, as a Purchaser	Incorporated herein by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-Q filed on May 6, 2021.
2.5^	Agreement and Plan of Merger dated as of December 6, 2022, by and among the Company, Merger Sub and Vivint.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2022.
2.6	Equity Purchase Agreement, dated May 31, 2023 by and among Constellation Energy Generation, LLC, as Buyer and Texas Genco GP, LLC, Texas Genco LP, LLC, together, Seller.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on June 1, 2023.
2.7	Amendment No.1 to Equity Purchase Agreement dated September 29, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.7 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
2.8	Amendment No. 2 to Equity Purchase Agreement dated November 1, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.8 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
2.9	Amendment No. 3 to Equity Purchase Agreement dated November 1, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.9 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
3.1	Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q filed on May 3, 2012.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.3	Sixth Amended and Restated By-Laws.	Incorporated herein by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed on December 2, 2022.
3.4	Series A Preferred Stock Certificate of Designation filed with the Secretary of the State of Delaware on March 9, 2023.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.1	Specimen of Certificate representing common stock of NRG Energy, Inc.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's quarterly report on Form 10-Q filed on August 4, 2006.
4.2	Indenture, dated May 24, 2018, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 2.750% Convertible Senior Notes due 2048.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 25, 2018.
4.3
Supplemental Indenture (Settlement Elections - 2.750% Convertible Senior Notes due 2048) dated February 22, 2022, among NRG Energy, Inc., each of its guarantor subsidiaries, and Delaware Trust Company as trustee.
Incorporated herein by reference to Exhibit 4.52 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
4.4	Base Indenture, dated May 23, 2016, between NRG Energy, Inc. and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York), as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2016.
4.5	Fourth Supplemental Indenture, dated December 7, 2017, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 5.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on December 8, 2017.

4.6	Fifth Supplemental Indenture, dated May 14, 2019, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 5.250% Senior Notes due 2029.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2019.
4.7	Base Indenture, dated December 2, 2020, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Secured Notes.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2020.
4.8
Supplemental Indenture, dated December 2, 2020, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 3.375% Senior Notes due 2029 and Form of 3.625% Senior Notes due 2031.
Incorporated herein by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K, filed on December 4, 2020.
4.9
Second Supplemental Indenture, dated August 23, 2021, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 3.875% Senior Notes due 2032.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 23, 2021.
4.10	Base Indenture, dated October 30, 2024, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Notes.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 1, 2024.
4.11
Supplemental Indenture, dated October 30, 2024, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form 5.75% Senior Note due 2029, Form of 6.00% Senior Notes due 2033 and Form of 6.25% Senior Notes due 2034.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on November 1, 2024.
4.12	Base Indenture, dated May 28, 2019, between NRG Energy, Inc. and Delaware Trust Company, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2019.
4.13
Supplemental Indenture, dated May 28, 2019, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form 3.750% Senior Secured First Lien Notes due 2024 and Form of 4.450% Senior Secured First Lien Notes due 2029
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 30, 2019.
4.14	Base Indenture, dated December 2, 2020, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Unsecured Notes.	Incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed on December 4, 2020.
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
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.17	Base Indenture, dated August 29, 2023, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the Alexander Funding Trust II Pre-Capitalized Trust Securities.	Incorporated herein by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.18
Supplemental Indenture, dated August 29, 2023, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form 7.467% Senior Secured First Lien Notes due 2028.
Incorporated herein by reference to Exhibit 4.5 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.19	Description of NRG Energy, Inc. securities registered pursuant to section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.15 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2020.
10.1*	The NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on August 8, 2024.
10.2*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.3*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.	Incorporated herein by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K filed on March 30, 2005.

10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.73 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Incorporated herein by reference to Exhibit 10.74 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Executive Vice Presidents	Incorporated herein by reference to Exhibit 10.22 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
10.7*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Incorporated herein by reference to Exhibit 10.23 to the Registrant's annual report on Form 10-K filed on February 24, 2022.
10.8*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Incorporated herein by reference to Exhibit 10.23 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.9*	Restricted Stock Unit Agreement, dated December 15, 2023, between NRG Energy, Inc. and Lawrence S. Coben	Incorporated herein by reference to Exhibit 10.25 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.10*	Relative Performance Stock Unit Agreement, dated August 1, 2024, between NRG Energy, Inc. and Lawrence S. Coben	Filed herewith
10.11*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement for Chief Executive Officer	Filed herewith
10.12*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Chief Executive Officer	Filed herewith
10.13*	NRG Energy, Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as the Vivint Smart Home, Inc. Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 4.4 to Vivint Smart Home's Post-Effective Amendment on Form S-8 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 24, 2020
10.14*	Amendment to NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q filed on August 8, 2023.
10.15*	Second Amendment to NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)	Filed herewith.
10.16*	Form of NRG Inc. , 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q filed on May 4, 2023.
10.17*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on May 4, 2023.
10.18*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.29 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.19*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.30 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.20*	Second Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 7, 2015.
10.21*	NRG Energy, Inc. Amended and Restated Executive Change-in-Control and General Severance Plan for Tier IA and Tier IIA Executives (Amended and Restated Effective January 1, 2024).	Incorporated herein by reference to Exhibit 10.10 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.22*	Amended and Restated Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 2, 2023.
10.23*	Retention letter, dated December 6, 2022, between Vivint Smart Home, Inc. and Rasesh Patel.	Incorporated herein by reference to Exhibit 10.45 to Vivint Smart Home, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2022.
10.24*	Amended and Restated Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Rasesh Patel	Incorporated by reference to Exhibit 10.5 to Vivint Smart Home, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022

10.25*	Employment Agreement, dated August 1, 2024 by and between NRG Energy, Inc. and Lawrence S. Coben	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on August 1, 2024.
10.26
Second Amended and Restated Credit Agreement, dated as of July 9, 2021, among APX Group Holdings, Inc., as Holdings, APX Group, Inc., as the borrower, the guarantors party hereto from time to time, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer.
Incorporated herein by reference to Exhibit 10.2 to Vivint Smart Home, Inc.'s Current Report on Form 8-K filed on July 12, 2021.
10.27	Amendment No.1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2023, by and between AXP Group, Inc. as borrower and the Bank of America, N.A., as administrative agent.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q filed on August 8, 2023.
10.28
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 10, 2024, by and between, among others, APX Group, Inc., as borrower, Bank of America, N.A., as administrative agent and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on May 7, 2024.
10.29
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
10.30
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
10.31
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
10.32
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of April 22, 2024, by and among NRG Energy, Inc., its subsidiaries party thereto, the consenting revolving lender party thereto, and Citicorp North America, Inc., as administrative agent and collateral agent.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q filed on May 7, 2024.
10.33
Tenth Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on November 1, 2024.
10.34
Eleventh Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on November 1, 2024.
10.35	Thirteen Amendment to Second Amended and Restated Credit Agreement, dated as of December 20, 2024, by and among NRG Energy, Inc., AXP Group and Citicorp North America, Inc., as administrative agent.	Filed herewith.
10.36	Receivables Sale Agreement, dated as of September 22, 2020, among the Originators from time to time parties thereto, NRG Retail LLC, as Servicer, and NRG Receivables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020.
10.37
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

10.38
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
10.39
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
Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on June 24, 2024.
10.40	Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the guarantors party thereto, Alexander Funding Trust II and Deutsche Bank Trust Company Americas, as the notes trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.41
Letter of Credit Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the financial institutions from time to time party thereto as letter of credit issuers, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent

Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.42
Amended and Restated Declaration of Trust of Alexander Funding Trust II, dated August 29, 2023, among NRG Energy, Inc. as depositor and in its own capacity, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank Trust Company Delaware, as Delaware trustee

Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.43	Cooperation Agreement, dated as of November 20, 2023, by and among NRG Energy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 20, 2023
10.44†
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated herein by reference to Exhibit 10.34 to NRG Yield, Inc.'s Annual Report on Form 10-K filed on March 1, 2018.
19.1	Insider Trading Policy	Filed herewith.
21.1	Subsidiaries of NRG Energy, Inc.	Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney	Included on signature page
31.1	Rule 13a-14(a)/15d-14(a) certification of Lawrence Coben	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
97	NRG Energy, Inc. Clawback Policy	Incorporated herein by reference to Exhibit 97 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

*	Exhibit relates to compensation arrangements.
†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
^	This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
‡	Portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the registrant if publicly disclosed. Information that has been omitted has been noted in this document with a placeholder identified by the mark “[***]”.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ LAWRENCE S. COBEN

Lawrence S. Coben President and Chief Executive Officer

Date: February 26, 2025

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 26, 2025.

Signature	Title	Date
/s/ LAWRENCE S. COBEN	President and Chief Executive Officer and	February 26, 2025
Lawrence S. Coben	Director (Principal Executive Officer, Chair of the Board)
/s/ WOO-SUNG CHUNG	Chief Financial Officer	February 26, 2025
Woo-Sung Chung	(Principal Financial Officer)
/s/ G. ALFRED SPENCER	Chief Accounting Officer	February 26, 2025
G. Alfred Spencer	(Principal Accounting Officer)
/s/ E. SPENCER ABRAHAM	Director	February 26, 2025
E. Spencer Abraham
/s/ ANTONIO CARRILLO	Director	February 26, 2025
Antonio Carrillo
/s/ MATTHEW CARTER, JR.	Director	February 26, 2025
Matthew Carter, Jr.
/s/ HEATHER COX	Director	February 26, 2025
Heather Cox
/s/ ELISABETH B. DONOHUE	Director	February 26, 2025
Elisabeth B. Donohue
/s/ MARWAN FAWAZ	Director	February 26, 2025
Marwan Fawaz
/s/ KEVIN HOWELL	Director	February 26, 2025
Kevin Howell
/s/ ALEX POURBAIX	Director	February 26, 2025
Alex Pourbaix
/s/ ALEXANDRA PRUNER	Director	February 26, 2025
Alexandra Pruner
/s/ MARCIE C. ZLOTNIK	Director	February 26, 2025
Marcie C. Zlotnik