Form 10-Q
period 2025-03-31
NRG ENERGY, INC.
filed 2025-05-12
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	March 31, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of April 30, 2025, there were 195,510,428 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates," "should," "forecasts," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond NRG's control, that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include any factors described under Risk Factors, in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q and the following:
•NRG's ability to obtain and maintain retail market share;
•General economic conditions, changes in the wholesale power and gas markets and fluctuations in the cost of fuel;
•Volatile power and gas supply costs and demand for power and gas, including the impacts of weather;
•The imposition of tariffs and escalation of international trade disputes;
•The risk that the proposed acquisition of a portfolio of natural gas generation and other assets from LS Power (the “LSP Portfolio”) may not be completed in a timely manner or at all;
•The inability of the Company to realize expected benefits from the integration of LSP Portfolio’s assets and businesses;
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
•NRG’s ability to successfully complete the development and construction of new generation projects in a timely and cost effective manner;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2024
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates – updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
CONE	Cost of New Entry
Convertible Senior Notes	As of March 31, 2025, consists of NRG’s $232 million unsecured 2.750% Convertible Senior Notes due 2048
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh

Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $2.3 billion accounts receivables securitization facility due 2025, which was last amended on June 21, 2024

RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility
REP	Retail electric provider
Revolving Credit Facility	The Company's $4.2 billion revolving credit facility due 2029, which was last amended on December 20, 2024
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility

Senior Notes
As of March 31, 2025, NRG's $6.2 billion outstanding unsecured senior notes consisting of $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $798 million of the 5.750% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031, $480 million of the 3.875% senior notes due 2032, $925 million of the 6.000% senior notes due 2033 and $950 million of the 6.250% senior notes due 2034

Senior Secured First Lien Notes
As of March 31, 2025, NRG’s $2.6 billion outstanding Senior Secured First Lien Notes consists of $500 million of the 2.000% Senior Secured First Lien Notes due 2025, $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of March 31, 2025, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition and the Goal Zero business
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
TDSP	Transmission/distribution service provider
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2025	2024
Revenue
Revenue	$8,585	$7,429
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	6,561	5,662
Depreciation and amortization	326	333
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $65 and $42, respectively, which are included in depreciation and amortization shown separately above)	549	549
Acquisition-related transaction and integration costs	8	9
Total operating costs and expenses	7,444	6,553
Loss on sale of assets	(7)	(4)
Operating Income	1,134	872
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	2	3
Other income, net	12	30
Loss on debt extinguishment	—	(58)
Interest expense	(163)	(152)
Total other expense	(149)	(177)
Income Before Income Taxes	985	695
Income tax expense	235	184
Net Income	$750	$511
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17
Net Income Available for Common Stockholders	$733	$494
Income per Share
Weighted average number of common shares outstanding — basic	198	209
Income per Weighted Average Common Share — Basic	$3.70	$2.36
Weighted average number of common shares outstanding — diluted	203	214
Income per Weighted Average Common Share —Diluted	$3.61	$2.31
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Net Income	$750	$511
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	2	(8)
Defined benefit plans	—	(1)
Other comprehensive income/(loss)	2	(9)
Comprehensive Income	$752	$502
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$693	$966
Funds deposited by counterparties	730	199
Restricted cash	15	8
Accounts receivable, net	3,512	3,488
Inventory	373	478
Derivative instruments	3,436	2,686
Cash collateral paid in support of energy risk management activities	217	309
Prepayments and other current assets	899	830
Total current assets	9,875	8,964
Property, plant and equipment, net	2,223	2,021
Other Assets
Equity investments in affiliates	47	45
Operating lease right-of-use assets, net	140	151
Goodwill	5,012	5,011
Customer relationships, net	1,469	1,538
Other intangible assets, net	1,381	1,370
Derivative instruments	1,735	1,710
Deferred income taxes	1,923	2,067
Other non-current assets	1,186	1,145
Total other assets	12,893	13,037
Total Assets	$24,991	$24,022

	March 31, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$997	$996
Current portion of operating lease liabilities	52	66
Accounts payable	2,356	2,513
Derivative instruments	2,595	2,297
Cash collateral received in support of energy risk management activities	730	199
Deferred revenue current	690	711
Accrued expenses and other current liabilities	1,880	2,031
Total current liabilities	9,300	8,813
Other Liabilities
Long-term debt and finance leases	9,812	9,812
Non-current operating lease liabilities	125	117
Derivative instruments	1,288	1,107
Deferred income taxes	12	12
Deferred revenue non-current	830	862
Other non-current liabilities	847	821
Total other liabilities	12,914	12,731
Total Liabilities	22,214	21,544
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at March 31, 2025 and December 31, 2024, aggregate liquidation preference of $650 at March 31, 2025 and December 31, 2024	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 203,061,220 and 205,064,058 shares issued and 196,462,125 and 198,604,003 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	518	705
Retained earnings	2,162	1,535
Treasury stock, at cost; 6,599,095 shares and 6,460,055 shares at March 31, 2025 and December 31, 2024, respectively	(440)	(297)
Accumulated other comprehensive loss	(115)	(117)
Total Stockholders' Equity	2,777	2,478
Total Liabilities and Stockholders' Equity	$24,991	$24,022
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net Income	$750	$511
Adjustments to reconcile net income to cash provided by operating activities:
Equity in and distributions from earnings of unconsolidated affiliates	(1)	(2)
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	218	268
Amortization of capitalized contract costs	108	65
Net (gain) on/accretion of asset retirement obligations	(10)	4
Provision for credit losses	56	75
Amortization of financing costs and debt discounts	6	11
Loss on debt extinguishment	—	58
Amortization of in-the-money contracts and emissions allowances	44	78
Amortization of unearned equity compensation	29	30
Net loss on sale of assets and disposal of assets	8	9
Gain on proceeds from insurance recoveries for property, plant and equipment, net	(100)	—
Changes in derivative instruments	(320)	(535)
Changes in current and deferred income taxes and liability for uncertain tax benefits	143	139
Changes in collateral deposits in support of risk management activities	623	289
Changes in other working capital	(699)	(733)
Cash provided by operating activities	$855	$267
Cash Flows from Investing Activities
Payments for acquisitions of assets	$(20)	$(22)
Capital expenditures	(217)	(69)
Net purchases of emissions allowances	(3)	(7)
Proceeds from sales of assets	6	3
Proceeds from insurance recoveries for property, plant and equipment, net	100	3
Cash used by investing activities	$(134)	$(92)
Cash Flows from Financing Activities
Payments of dividends to preferred and common stockholders	$(121)	$(118)
Equivalent shares purchased in lieu of tax withholdings	(40)	(23)
Payments for share repurchase activity	(314)	—
Net receipts from settlement of acquired derivatives that include financing elements	25	8
Payments of deferred financing costs	(3)	—
Repayments of long-term debt and finance leases	(5)	(97)
Payments for debt extinguishment costs	—	(58)
Proceeds from credit facilities	—	525
Repayments to credit facilities	—	(525)
Cash used by financing activities	$(458)	$(288)
Effect of exchange rate changes on cash and cash equivalents	2	(2)
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	265	(115)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,173	649
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,438	$534
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				750			750
Other comprehensive income						2	2
Share repurchases(a)					(322)		(322)
Retirement of treasury stock(b)			(179)		179		—
Equity-based awards activity, net(c)			(8)				(8)
Common stock dividends and dividend equivalents declared(d)				(90)			(90)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at March 31, 2025	$650	$2	$518	$2,162	$(440)	$(115)	$2,777

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				511			511
Other comprehensive loss						(9)	(9)
Share repurchases(a)			117		(117)		—
Retirement of treasury stock(b)			(38)		38		—
Equity-based awards activity, net(c)			8				8
Common stock dividends and dividend equivalents declared(d)				(86)			(86)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at March 31, 2024	$650	$3	$3,503	$1,212	$(1,971)	$(100)	$3,297
(a)Includes excise tax accrued of $2 million for the quarter ended March 31, 2025. For the quarter ended March 31, 2024, amounts represent the final settlements of the November 6, 2023 ASR agreements. See Note 9, Changes in Capital Structure for additional information
(b)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(c)Includes $(40) million and $(23) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended March 31, 2025 and 2024, respectively
(d)Dividends per common share were $0.4400 and $0.4075 for each of the quarters ended March 31, 2025 and 2024, respectively
(e)Semi-annual dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended March 15, 2025 and 2024

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company is a leading energy and smart home company powering a brighter, smarter future. The Company delivers gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of March 31, 2025, the Company’s core power and natural gas business consists of approximately 13 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.
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
•Vivint Smart Home; and
•Corporate activities.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2024 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated balance sheets as of March 31, 2025, and the results of operations, comprehensive income, cash flows and stockholders' equity for the three months ended March 31, 2025 and 2024.
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

The following table presents adjustments within the condensed consolidated statement of operations for the three months ended March 31, 2024 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Three months ended March 31, 2024
Cost of operations (excluding depreciation and amortization shown below)	$5,685	$(23)	$5,662
Depreciation and amortization	268	65	333
Selling, general and administrative costs	591	(42)	549

The following table presents adjustments within the condensed consolidated statement of cash flows for the three months ended March 31, 2024 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Three months ended March 31, 2024
Cash flows from operating activities:
Amortization of capitalized contract costs	$—	$65	$65
Changes in other working capital	(668)	(65)	(733)

Note 2 — Summary of Significant Accounting Policies
Depreciation and Amortization
The Company's depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended March 31,
(In millions)	2025	2024
Amortization of capitalized contract costs related to fulfillment	$41	$21
Amortization of capitalized contract costs related to customer acquisition	67	44
Amortization of customer relationships and other intangible assets	153	201
Depreciation of property, plant and equipment	65	67
Total depreciation and amortization	$326	$333
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
The following table represents the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In millions)	2025	2024
Beginning balance	$152	$145
Provision for credit losses	56	75
Write-offs	(79)	(92)
Recoveries collected	12	10
Other	3	2
Ending balance	$144	$140

Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	March 31, 2025	December 31, 2024
Property, plant and equipment accumulated depreciation	$1,569	$1,508
Customer relationships and other intangible assets accumulated amortization	3,497	3,632
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$693	$966
Funds deposited by counterparties	730	199
Restricted cash	15	8
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,438	$1,173
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
Restricted cash consists primarily of funds held within the Company's projects that are restricted in their uses.
Recent Accounting Developments — Guidance Not Yet Adopted
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, or ASU 2023-09. The guidance in ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further the amendments of ASU 2023-09 require certain disclosures on income tax expense and income taxes paid. The Company plans to adopt the new guidance for the annual period ending December 31, 2025, on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
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

Note 3 — Revenue Recognition
Performance Obligations
As of March 31, 2025, estimated future fixed fee performance obligations are $1.2 billion for the remaining nine months of fiscal year 2025, and $1.2 billion, $846 million, $544 million, $279 million and $6 million for the fiscal years 2026, 2027, 2028, 2029 and 2030, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,555	$738	$489	$494	$(16)	$3,260
Business	832	3,612	512	—	—	4,956
Total retail revenue(a)	2,387	4,350	1,001	494	(16)	8,216
Energy revenue(a)	7	158	81	—	(1)	245
Capacity revenue(a)	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities(b)	—	(19)	2	—	2	(15)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	41	53	7	—	(4)	97
Total revenue	2,435	4,577	1,099	494	(20)	8,585
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	37	28	—	—	65
Less: Realized and unrealized ASC 815 revenue	(2)	26	6	—	1	31
Total revenue from contracts with customers	$2,437	$4,514	$1,065	$494	$(21)	$8,489
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$11	$—	$—	$—	$11
Energy revenue	—	14	4	—	—	18
Capacity revenue	—	16	—	—	—	16
Other revenue	(2)	4	—	—	(1)	1
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended March 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,360	$702	$599	$468	$—	$3,129
Business	818	2,726	556	—	—	4,100
Total retail revenue(a)	2,178	3,428	1,155	468	—	7,229
Energy revenue(a)	7	81	67	—	(3)	152
Capacity revenue(a)	—	41	2	—	(1)	42
Mark-to-market for economic hedging activities(b)	—	(51)	(9)	—	—	(60)
Contract amortization	—	(10)	—	—	—	(10)
Other revenue(a)	48	26	4	—	(2)	76
Total revenue	2,233	3,515	1,219	468	(6)	7,429
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	10	6	—	—	16
Less: Realized and unrealized ASC 815 revenue	2	24	10	—	(3)	33
Total revenue from contracts with customers	$2,231	$3,481	$1,203	$468	$(3)	$7,380
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$10	$—	$—	$—	$10
Energy revenue	—	43	22	—	(3)	62
Capacity revenue	—	22	—	—	—	22
Other revenue	2	—	(3)	—	—	(1)
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of March 31, 2025 and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,286	$1,220

Accounts receivable, net - Contracts with customers	3,440	3,393
Accounts receivable, net - Accounted for under topics other than ASC 606	69	90
Accounts receivable, net - Affiliate	3	5
Total accounts receivable, net	$3,512	$3,488

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,363	$1,548
Deferred revenues(a)	1,520	1,573
(a)Deferred revenues from contracts with customers were approximately $1.5 billion as of both March 31, 2025 and December 31, 2024
The revenue recognized from contracts with customers during the three months ended March 31, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $270 million and $276 million, respectively, which decreased primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Note 4 — Acquisitions
Acquisitions
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and a commercial & industrial virtual power plant platform with 6 GW of capacity (the “C&I VPP”). The consideration will consist of 24.25 million shares of NRG common stock, $6.4 billion in cash, and the assumption of $3.2 billion of debt, in addition to working capital. The Company expects to fund the acquisition using a combination of newly-issued debt, equity issuance, and cash on hand. The acquisition is targeted to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including Hart-Scott-Rodino (“HSR”), FERC, DOJ, and the New York State Public Service Commission (“NYSPSC”). The definitive agreement also provides that, upon termination of the agreement under certain specified circumstances, NRG will be required to pay LS Power a termination fee of $400 million.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, subject to working capital adjustments. The acquisition enhances NRG’s integrated supply strategy with critical peaking and baseload capacity in key load zones across Texas.

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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$232	$542	$232	$509
Other long-term debt, including current portion	10,646	10,303	10,648	10,252
Total long-term debt, including current portion(a)	$10,878	$10,845	$10,880	$10,761
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Term Loan B are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.

The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	March 31, 2025
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$28	$—	$28	$—
Derivative assets:
Foreign exchange contracts	18	—	18	—
Commodity contracts(a)	4,258	907	3,117	234
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$4,310	$907	$3,163	$234
Derivative liabilities:
Interest rate contracts	$3	$—	$3	$—
Foreign exchange contracts	2	—	2	—
Commodity contracts(a)	3,463	601	2,677	185
Consumer Financing Program	207	—	—	207
Total liabilities	$3,675	$601	$2,682	$392
(a)Excludes $895 million of derivative assets and $208 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
(a)Excludes $997 million of derivative assets and $227 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The following table reconciles, for the three months ended March 31, 2025 and 2024, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended March 31, 2025	Three months ended March 31, 2024
Beginning balance	$39	$119
Total gains/(losses) realized/unrealized included in earnings	12	(41)
Transfers into Level 3(b)	—	15
Transfers out of Level 3(b)	(2)	(2)
Ending balance	$49	$91
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$42	$(37)
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

The following table reconciles, for the three months ended March 31, 2025 and 2024, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended March 31, 2025	Three months ended March 31, 2024
Beginning balance	$(203)	$(134)
New contractual obligations	(32)	(15)
Settlements	36	21
Total (losses)/gains included in earnings	(8)	4
Ending balance	$(207)	$(124)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The fair value of the Company’s contracts primarily consist of non-exchange traded contracts based on consensus pricing provided by independent pricing services. As of March 31, 2025, contracts valued with prices provided by models and other valuation techniques made up 5% of derivative assets and 11% of derivative liabilities.
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
The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$37	$21	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$18	$4
Power Contracts	125	122	Discounted Cash Flow	Forward Market Price ($ per MWh)	2	150	40
Capacity Contracts	32	7	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	199
RECs	22	16	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	19	Discounted Cash Flow	Auction Prices ($ per MWh)	(69)	16,180	0
Consumer Financing Program	—	207	Discounted Cash Flow	Collateral Default Rates	0.24%	97.60%	12.06%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.81%
			Discounted Cash Flow	Credit Loss Rates	6.13%	60.00%	14.33%
	$234	$392

	December 31, 2024
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$56	$15	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$2	$27	$4
Power Contracts	57	86	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	109	39
Capacity Contracts	34	13	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	220
RECs	30	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	28	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	16,180	0
Consumer Financing Program	—	203	Discounted Cash Flow	Collateral Default Rates	0.52%	76.80%	11.71%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.83%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	14.22%
	$195	$359
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of March 31, 2025 and December 31, 2024:

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
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of March 31, 2025, the credit reserve was immaterial. As of December 31, 2024, the credit reserve resulted in a $1 million decrease primarily within cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2024 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, as well as retail customer credit risk through its retail load activities.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of March 31, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $2.6 billion and NRG held collateral (cash and letters of credit) against those positions of $1.0 billion, resulting in a Net Exposure of $1.6 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 68% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	53%
Financial institutions	47
Total as of March 31, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	66%
Non-investment grade/Non-Rated	34
Total as of March 31, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of March 31, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $855 million for the next five years.
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
As of March 31, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of March 31, 2025, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
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
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of March 31, 2025, the Company had $700 million of interest rate swaps extending through 2029 to hedge the floating rate of the Term Loan B.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of March 31, 2025, NRG had foreign exchange contracts extending through 2028. The Company marks these derivatives to market through the consolidated statement of operations.
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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2025 and December 31, 2024. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	March 31, 2025	December 31, 2024
Emissions	Short Ton	—	1
Renewable Energy Certificates	Certificates	14	13
Coal	Short Ton	7	10
Natural Gas	MMBtu	711	861
Power	MWh	87	91
Interest	Dollars	700	700
Foreign Exchange	Dollars	349	410
Consumer Financing Program	Dollars	1,188	1,219

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$—	$—	$3	$3
Interest rate contracts - long-term	—	9	—	—
Foreign exchange contracts - current	12	15	1	—
Foreign exchange contracts - long-term	6	7	1	1
Commodity contracts - current	3,091	2,295	2,386	2,067
Commodity contracts - long-term	1,167	1,073	1,077	903
Consumer Financing Program - current	—	—	126	137
Consumer Financing Program - long-term	—	—	81	66
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,276	$3,399	$3,675	$3,177
Deferred gains/losses on NPNS contracts - current	333	376	79	90
Deferred gains/losses on NPNS contracts - long-term	562	621	129	137
Deferred gains/losses on NPNS contracts(a)	$895	$997	$208	$227
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$5,171	$4,396	$3,883	$3,404
(a)Balances related to certain derivative contracts that were previously accounted for as derivative contracts prior to the election of the NPNS exemption and the discontinuance of derivative accounting treatment as of the election date

The Company has elected to present derivative assets and liabilities on the consolidated balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the consolidated balance sheet. The following table summarizes the offsetting of derivatives by counterparty master agreement level and collateral received or paid:

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of March 31, 2025
Interest rate contracts:
Derivative liabilities	$(3)	$—	$—	$(3)
Foreign exchange contracts:
Derivative assets	$18	$(2)	$—	$16
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$16	$—	$—	$16
Commodity contracts:
Derivative assets	$5,153	$(3,460)	$(578)	$1,115
Derivative liabilities	(3,671)	3,460	48	(163)
Total commodity contracts	$1,482	$—	$(530)	$952
Consumer Financing Program:
Derivative liabilities	$(207)	$—	$—	$(207)
Total derivative instruments	$1,288	$—	$(530)	$758

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2024
Interest rate contracts:
Derivative assets	$9	$(3)	$—	$6
Derivative liabilities	(3)	3	—	—
Total interest rate contracts	$6	$—	$—	$6
Foreign exchange contracts:
Derivative assets	$22	$(1)	$—	$21
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$21	$—	$—	$21
Commodity contracts:
Derivative assets	$4,365	$(2,992)	$(168)	$1,205
Derivative liabilities	(3,197)	2,992	61	(144)
Total commodity contracts	$1,168	$—	$(107)	$1,061
Consumer Financing Program:
Derivative liabilities	$(203)	$—	$—	$(203)
Total derivative instruments	$992	$—	$(107)	$885
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

(In millions)	Three months ended March 31,
Unrealized mark-to-market results	2025	2024
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(218)	$244
Reversal of acquired gain positions related to economic hedges	(4)	(12)
Net unrealized gains on open positions related to economic hedges	553	240
Total unrealized mark-to-market gains for economic hedging activities	331	472
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(4)
Net unrealized losses on open positions related to trading activity	(3)	—
Total unrealized mark-to-market losses for trading activity	(4)	(4)
Total unrealized gains - commodities and foreign exchange	$327	$468
(a)For the three months ended March 31, 2025, includes $(83) million related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended March 31,
(In millions)	2025	2024
Total impact to statement of operations - interest rate contracts	$(9)	$12
Unrealized losses included in revenues - commodities	$(19)	$(64)
Unrealized gains included in cost of operations - commodities	350	523
Unrealized (losses)/gains included in cost of operations - foreign exchange	(4)	9
Total impact to statement of operations - commodities and foreign exchange	$327	$468
Total impact to statement of operations - Consumer Financing Program	$(8)	$4
The reversals of acquired gain positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the three months ended March 31, 2025, the $553 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in natural gas prices and ERCOT and East power prices.
For the three months ended March 31, 2024, the $240 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT and PJM power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that were in a net liability position as of March 31, 2025 was $587 million. The Company is also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $30 million as of March 31, 2025. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $14 million of additional collateral would be required for all contracts with credit rating contingent features as of March 31, 2025.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	March 31, 2025	December 31, 2024	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Convertible Senior Notes, due 2048(a)	232	232	2.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Term Loan B, due 2031	1,314	1,317	SOFR + 1.750
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	10,889	10,892
Finance leases	14	14	various
Subtotal long-term debt and finance leases (including current maturities)	10,903	10,906
Less current maturities	(997)	(996)
Less debt issuance costs	(83)	(86)
Discounts	(11)	(12)
Total long-term debt and finance leases	$9,812	$9,812
(a)As of the ex-dividend date of May 1, 2025, the Convertible Senior Notes were convertible at a price of $40.63, which is equivalent to a conversion rate of approximately 24.6144 shares of common stock per $1,000 principal amount of Convertible Senior Notes
Recourse Debt
2048 Convertible Senior Notes
Convertible Senior Notes Features — As of March 31, 2025, the Convertible Senior Notes are convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at a price of $40.78 per common share, which is the equivalent to a conversion rate of approximately 24.5222 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The settlement method is at the Company's election. The net carrying amounts of the Convertible Senior Notes as of March 31, 2025 and December 31, 2024 were both $231 million. The Convertible Senior Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms.
The Convertible Senior Notes are convertible at the option of the holders only upon the occurrence of certain events and during certain periods, including, among others, during any calendar quarter (and only during such calendar quarter) if the last reported sales price per share of the Company's common stock exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “Common Stock Sale Price Condition”). As of April 1, 2025, the Company’s Convertible Senior Notes are convertible during the quarterly period ending June 30, 2025 due to the satisfaction of the Common Stock Sale Price Condition. In addition, the Convertible Senior Notes are also convertible during specified periods as follows:
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

The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	Three months ended March 31,
(In millions, except percentages)	2025	2024
Contractual interest expense	$2	$4
Effective interest rate	0.76%	0.78%
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
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables LLC, which has entered into financing transactions related to the Receivables Facility as further described in Note 12, Long-term Debt and Finance Leases, to the Company’s 2024 Form 10-K.
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Accounts receivable and Other current assets	$2,409	$2,402
Current liabilities	154	155
Net assets	$2,255	$2,247

Note 9 — Changes in Capital Structure
As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2024	650,000	205,064,058	(6,460,055)	198,604,003
Shares issued under LTIPs	—	1,068,158	—	1,068,158
Shares repurchased	—	—	(3,210,036)	(3,210,036)
Retirement of treasury stock	—	(3,070,996)	3,070,996	—
Balance as of March 31, 2025	650,000	203,061,220	(6,599,095)	196,462,125
Shares issued under LTIPs	—	321,771	—	321,771
Shares issued under ESPP	—	—	81,903	81,903
Shares repurchased	—	—	(1,355,371)	(1,355,371)
Retirement of treasury stock	—	(1,408,580)	1,408,580	—
Balance as of April 30, 2025	650,000	201,974,411	(6,463,983)	195,510,428

Common Stock
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. In June 2023, NRG announced an increase to its existing share repurchase authorization to $2.7 billion, to be executed through 2025. In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization. As of April 30, 2025, $1.2 billion is remaining under the $3.7 billion authorization. The following table summarizes the share repurchases made under the $3.7 billion authorization through April 30, 2025:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(a)	950
Total Share Repurchases during 2023	22,730,940		1,150	(b)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(a)	—
Open market repurchases	10,562,333	$87.57	925
Total Share Repurchases during 2024	11,725,563		$925	(c)
2025 Repurchases:
Open market repurchases(d)	3,210,036	$99.52	320	(e)
Total Share Repurchases during the three months ended March 31, 2025	3,210,036		$320
Open market repurchases April 1, 2025 through April 30, 2025	1,355,371	$92.77	125
Total Share Repurchases under the $3.7 billion authorization	39,021,910	$64.58	$2,520
(a)Under the November 6, 2023 ASR, the Company received a total of 18,839,372 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(b)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(c)Excludes $9 million accrued for estimated excise tax for the year ended December 31, 2024
(d)Includes $6 million accrued as of March 31, 2025
(e)Excludes $2 million accrued for estimated excise tax for the three months ended March 31, 2025
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock based on volume-weighted average prices. The Company received 17,676,142 shares in the fourth quarter of 2023, which were recorded in treasury stock at fair value based on the closing prices of $833 million, with the remaining $117 million recorded in additional paid-in-capital, representing the value of the forward contracts to purchase additional shares. During the first quarter of 2024, the Company received an additional 1,163,230 shares pursuant to the ASR agreements. Upon receipt of the final shares, the Company transferred the $117 million from additional paid-in-capital to treasury stock.
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
NRG Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended March 31, 2025. On April 8, 2025 NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on May 15, 2025 to stockholders of record as of May 1, 2025. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Retirement of Treasury Stock
During the three months ended March 31, 2025 and 2024, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
Shares retired during the first quarter of 2025	3,070,996	$58.23	$179
Shares retired during the first quarter of 2024	1,163,230	$32.67	$38
Capped Call Options
During the second quarter of 2024, the Company entered into Capped Calls. Each has a strike price of $40.78 per share, subject to certain adjustments, which correspond to the conversion price of the Convertible Senior Notes as of March 31, 2025. The Capped Calls have a cap price of $249.00 per share, subject to certain adjustments, and effectively lock in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The options will expire on June 1, 2025 if not exercised. The Capped Calls are separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity. The option price of $257 million incurred in connection with the Capped Calls, of which $253 million was recorded as a reduction to additional paid-in capital and a $4 million loss was recorded to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. The option price will be payable upon the earlier of settlement and expiration of the applicable Capped Calls.
Preferred Stock
Series A Preferred Stock Dividends
During the quarters ended March 31, 2025 and 2024, the Company declared and paid semi-annual 10.25% dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Note 10 — Income Per Share
Basic income per common share is computed by dividing net income less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income per share is computed in a manner consistent with that of basic income per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes are convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock. The Company is including the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method for periods when there is net income. The potential shares settlements are calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which will be settled in cash), divided by the average share price for the period.

NRG's basic and diluted income per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2025	2024
Basic income per share:
Net income	$750	$511
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17
Net income available for common stockholders	$733	$494
Weighted average number of common shares outstanding - basic	198	209
Income per weighted average common share — basic	$3.70	$2.36

Diluted income per share:
Net income	$750	$511
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17
Net income available for common stockholders	$733	$494
Weighted average number of common shares outstanding - basic	198	209
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	2
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	3	3
Weighted average number of common shares outstanding - dilutive	203	214
Income per weighted average common share — diluted	$3.61	$2.31
As of March 31, 2025 and 2024, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company's diluted income per share.

Note 11 — Segment Reporting
The Company’s segment structure reflects how management makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the retail and wholesale generation businesses with a geographical focus except for Vivint Smart Home operations which are reported within the Vivint Smart Home segment. Corporate represents the corporate business activities, and corporate shared services, to support the Company’s operating segments. Beginning in the fourth quarter of 2024, Corporate now includes interest expense related to its consolidated debt financing activities and income tax expense related to its consolidated U.S. federal, foreign and state income taxes conforming to the way the Company internally manages and monitors the business. Prior periods amounts have been recast for comparative purposes to reflect this change, which had no impact on the Company’s consolidated financial position, results of operations, and cash flows. The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company’s 2024 Form 10-K.
NRG’s chief operating decision maker ("CODM"), its chief executive officer, uses more than one measure to evaluate the performance of its segments and allocate resources, including net income/(loss) and various non-GAAP financial measures such as adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. Net income/(loss) and Adjusted EBITDA are used to review business performance and allocate resources as it provides a clearer view of segment profitability by focusing on operational performance. Additionally, operating expenses’ impact on each operating segment results are analyzed. On a monthly basis, Adjusted EBITDA is compared against the budget, latest forecast, and prior period.

	Three months ended March 31, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,435	$4,577	$1,099	$494	$—	$(20)	$8,585
Operating expenses	2,015	3,839	1,016	249	19	(20)	7,118
Depreciation and amortization	83	37	13	182	11	—	326
Total operating cost and expenses	2,098	3,876	1,029	431	30	(20)	7,444
Loss on sale of assets	—	—	(7)	—	—	—	(7)
Operating income/(loss)	337	701	63	63	(30)	—	1,134
Equity in earnings of unconsolidated affiliates	—	—	2	—	—	—	2
Other income, net	—	4	—	(8)	16	—	12
Interest expense	—	—	—	—	(163)	—	(163)
Income/(loss) before income taxes	337	705	65	55	(177)	—	985
Income tax expense	—	—	—	—	235	—	235
Net income/(loss)	$337	$705	$65	$55	$(412)	$—	$750
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$7	$(1)	$2	$12	$—	$—	$20

Other segment information
Capital expenditures	$190	$—	$3	$1	$23	$—	$217

	Three months ended March 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,233	$3,515	$1,219	$468	$—	$(6)	$7,429
Operating expenses	1,798	2,895	1,266	248	19	(6)	6,220
Depreciation and amortization	82	39	25	177	10	—	333
Total operating cost and expenses	1,880	2,934	1,291	425	29	(6)	6,553
Loss on sale of assets	(4)	—	—	—	—	—	(4)
Operating income/(loss)	349	581	(72)	43	(29)	—	872
Equity in earnings of unconsolidated affiliates	—	—	3	—	—	—	3
Other income, net	—	—	(2)	4	28	—	30
Loss on debt extinguishment	—	—	—	—	(58)	—	(58)
Interest expense	—	—	—	—	(152)	—	(152)
Income/(loss) before income taxes	349	581	(71)	47	(211)	—	695
Income tax expense	—	—	—	—	184	—	184
Net income/(loss)	$349	$581	$(71)	$47	$(395)	$—	$511
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$1	$—	$5	$—	$—	$—	$6

Other segment information
Capital expenditures	$45	$—	$6	$4	$14	$—	$69

The following table summarizes balance sheet information by segment:

	As of March 31, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$47	$—	$—	$—	$47
Goodwill	643	721	154	3,494	—	—	5,012
Total assets	7,511	10,113	2,731	6,507	18,110	(19,981)	24,991

	As of December 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$45	$—	$—	$—	$45
Goodwill	643	721	153	3,494	—	—	5,011
Total assets	6,925	8,021	2,254	6,624	15,543	(15,345)	24,022

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions, except rates)	2025	2024
Income before income taxes	$985	$695
Income tax expense	235	184
Effective income tax rate	23.9%	26.5%
For the three months ended March 31, 2025 and 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed guidance. NRG as an applicable corporation is subject to the CAMT and has reflected the impact in its current and deferred taxes, however, there is no impact on the Company’s provision for income taxes from the CAMT for the three months ended March 31, 2025 and 2024.
Uncertain Tax Benefits
As of March 31, 2025, NRG had a non-current tax liability of $63 million for uncertain tax benefits from positions taken on various federal and state income tax returns inclusive of accrued interest. For the three months ended March 31, 2025, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of March 31, 2025, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended March 31,
(In millions)	2025	2024
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1
Ivanpah(a)	12	13
Midway-Sunset	1	1
Total	$14	$15
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of March 31, 2025, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
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
Consumer Lawsuits
Similar to other energy service companies (“ESCOs”) and home security companies operating in the industry, from time-to-time, the Company and/or its subsidiaries may be subject to consumer lawsuits in various jurisdictions where they sell natural gas and electricity.
Variable Price Case
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) — XOOM Energy is a defendant in a putative class action lawsuit pending in New York, alleging that XOOM Energy breached its contractual duty to set customer variable rates based on actual and estimated supply costs. The Court denied XOOM's motion for summary judgment and granted class certification. The Second Circuit denied XOOM's request to appeal the class certification grants. XOOM prevailed in its challenge to Mirkin's expert reports. The Court granted XOOM's motion to exclude both reports on damages. As a result, Mirkin has no method to establish damages for its class. The Court is considering whether class certification is still appropriate. Recently, this matter was moved to a new judge for further handling. A trial setting is not expected before Fall 2025. This matter was known and accrued for at the time of the XOOM acquisition.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving to the case to the Southern District of Texas. The parties are proceeding with written discovery; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed and the case was sent back to the trial court. The parties conducted fact and expert discovery and Direct Energy submitted its motion for summary judgment in August 2024. The parties are waiting for a ruling from the Court on summary judgment and class certification.
Sales Practice Lawsuit
A Vivint Smart Home competitor has made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020, went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home has fully briefed the appeal and oral argument was conducted on January 28, 2025. While Vivint Smart Home believes the CPI jury verdict is not legally or factually supported and awaits the issuance of the appellate court's opinion, there can be no assurance that such defense efforts will be successful. This matter was adequately accrued for as of March 31, 2025.
Patent Infringement Lawsuit
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. The Company does not believe the verdict is legally supported and is pursuing appellate remedies along with any other legal options available. This matter was adequately accrued for as of March 31, 2025.
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
NYSPSC - Notice of Apparent Violation — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited ESCOs’ offers for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. The order effectively limited ESCOs offers to natural gas customers to only the guaranteed savings and capped fixed term compliant products because no equivalent renewable energy product exists for natural gas. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG's retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. Among other items, the notices allege that the NRG suppliers did not transition existing residential customers to one of the three compliant products authorized by the NYSPSC following the effective date of the order. NRG responded to the notices in February 2024. The Company believes it has complied with the Retail Reset Order and does not agree with the NYSPSC's assertions made in the notice. The outcome of this process has the potential to negatively impact the retail business in New York.

Note 16 — Environmental Matters
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. The electric generation industry has been facing increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including four rules promulgated during the second quarter of 2024. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to support existing generation with less burdensome regulation that will affect the outcome of the rulemakings described below. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. The ACE rule required states that have coal-fired EGUs to develop plans to seek Heat Rate improvements from coal-fired EGUs. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule. The court granted the motion on February 19, 2025.

Cross-State Air Pollution Rule (“CSAPR”) — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states (a Federal Implementation Plan or “FIP”) after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’ and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders.
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
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that creates a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty-three states have challenged this rule in the D.C. Circuit. Accordingly, the outcome of this rulemaking is uncertain.
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted.
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
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2025 and 2024. Also refer to NRG's 2024 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company powering a brighter, smarter future. The Company delivers gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customer’s experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of March 31, 2025, the Company’s core power and natural gas business consists of approximately 13 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.

Strategy
NRG's strategy is to maximize shareholder value by being a leader in the emerging convergence of energy and smart automation in the home and business. Through a diversified supply strategy, the Company sells reliable electricity and natural gas to its customers in the markets it serves, while also providing innovative home solutions to customers. NRG's unique combination of assets and capabilities enables the Company to develop and sell highly differentiated offerings that bring together every day essential services like powering and securing the home through a seamless and integrated experience. This strategy is intended to enable the Company to optimize its unique integrated platform to delight customers, generate recurring cash flow, significantly strengthen earnings and cost competitiveness, and lower risk and volatility. Sustainability is a philosophy that underpins NRG's strategy and facilitates value creation across NRG's business.
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

Energy Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2024 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 15, Regulatory Matters.
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
State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill 1 into law, which restricts the competitive retail electric and natural gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law took effect on January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespeople. While the law states that it does not impair existing contracts, the Maryland Public Service Commission has ruled that grandfathering of existing contracts will end as of December 31, 2025, and that suppliers must issue separate bills for their charges for all new and renewing contracts as of January 1, 2025. On October 1, 2024, Green Mountain Energy Company, NRG’s renewable electricity provider, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of Senate Bill 1. On November 18, 2024, the trial court denied the plaintiffs' motion for a preliminary injunction. The plaintiffs, including Green Mountain, have filed an appeal to this denial to the Fourth Circuit Court of Appeals. The appeal is pending.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments, see Item 1 —  Note 15, Regulatory Matters, to the condensed consolidated financial statements.
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
In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). In December 2024, the PUCT decided to shelve implementation of the PCM for the time being. The Texas Legislature also directed the PUCT to implement additional market design changes such as the creation of a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. The PUCT directed ERCOT to implement DRRS as a standalone product which will delay implementation until 2026 or 2027.
Texas Energy Fund — Through Senate Bill 2627, the Texas Legislature created the Texas Energy Fund, which received voter approval in November 2023, and will provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT adopted a rule in March 2024, which establishes the application and participation requirements and the process by which the Texas Energy Fund loan proceeds for dispatchable generation in ERCOT will be distributed. The initial window for submitting loan applications was opened on June 1, 2024 and closed on July 27, 2024. NRG, through its subsidiaries, filed for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. The PUCT also adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements. In January 2025, the PUCT began accepting applications for completion bonus grants. Availability of grant funds may be impacted by the 10,000 MW collective cap on the ERCOT loan and grant program.
On August 29, 2024, the PUCT approved an initial portfolio of projects to move into a due diligence process with its third-party administrator. NRG THW GT LLC's 415 MW gas peaking unit, which is projected to become commercially operational in 2026, was among the projects selected to move into due diligence, and that process is underway. On December 12, 2024, the PUCT approved Cedar Bayou Unit 5’s 689 MW combined cycle generating facility project to move into due diligence. On March 13, 2025, the PUCT approved Greens Bayou Unit 6’s 448 MW gas peaking unit project to move into due diligence. Cedar Bayou Unit 5 and Greens Bayou Unit 6 are projected to become commercially operational in 2028. Approximately 9,218 MWs of projects overall are currently approved to undergo due diligence.
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
PJM
Capacity Market Litigation and Reforms — On September 27, 2024, various public interest organizations filed a complaint at FERC against PJM seeking changes to the treatment of RMRs in the capacity market. On November 18, 2024, various state consumer advocates filed a complaint at FERC against PJM seeking revisions to several aspects of PJM’s capacity market, including requiring resources previously subject to categorical exemptions to participate in capacity auctions, longer notice periods for deactivating generating resources, and several other changes. On December 9, 2024, PJM submitted a filing at FERC proposing various capacity market updates regarding the treatment of qualifying resources that are retained under RMR agreements as capacity, retention of a dual-fuel fired combustion turbine plant as the reference resource, and updates to the Non-Performance Charge based on the RTO Net CONE for the 2026/2027 and 2027/2028 Delivery Years. On February 14, 2025, FERC approved PJM’s filings. On December 13, 2024, PJM filed tariff changes to add provisions enabling a one-time reliability-based expansion of the eligibility criteria for PJM’s interconnection process intended to allow a limited number of additional resources to participate in an upcoming interconnection queue. On February 11, 2025, FERC approved PJM’s filing. On December 20, 2024, PJM submitted tariff changes that propose to require all Existing Generation Capacity Resources to offer into the capacity auctions beginning with the 2026/2027 Delivery Year as well as certain enhancements to the Market Seller Offer Cap. On February 20, 2025, FERC approved PJM’s filing. On December 30, 2024, Pennsylvania Governor Josh Shapiro and the Commonwealth of Pennsylvania filed a complaint at FERC alleging that PJM’s demand curve cap is unjust and unreasonable. The complaint seeks to lower the demand curve cap to be 1.5 times net CONE of the reference resource. On January 28, 2025, PJM notified stakeholders that it had reached an agreement with Governor Shapiro, and on February 14, 2025, PJM and Governor Shapiro filed a joint stipulation establishing the capacity market temporary price cap and price floor for the next two auctions and a motion to dismiss the December 30, 2024 complaint. On February 20, 2025, PJM submitted proposed revisions to its tariff to establish a price cap and price floor for the auctions for 2026/2027 and 2027/2028 delivery years. On April 21, 2025, FERC accepted the filing and dismissed the December 30, 2024 complaint filed by Pennsylvania Governor Shapiro in accordance with the February 14, 2025 joint stipulation and motion to dismiss.
Consumer Advocates Complaint — On April 14, 2025, various state consumer advocates filed a Complaint at FERC asking FERC to reprice the 2025/2026 PJM capacity auction results. If FERC were to grant the request, the capacity prices for the 2025/2026 delivery year would be expected to change.
Revisions to PJM Locational Deliverability Area ("LDA") Reliability Requirement — The Base Residual Auction ("BRA") for the 2024/2025 delivery year commenced on December 7, 2022 and closed on December 13, 2022. On December 19, 2022, PJM announced that it would delay the publication of the auction results. On December 23, 2022, PJM made a filing at FERC to revise the definition of LDA Reliability Requirement in the Tariff. This would allow PJM to exclude certain resources from the calculation of the LDA Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. On March 12, 2024, the court vacated the portion of the FERC orders that allow PJM to apply the LDA Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition seeking confirmation as to the capacity commitments rules for the 2024/2025 auction. On April 22, 2024, multiple parties filed a complaint seeking to find the revised rate unjust and unreasonable and implement rates consistent with FERC's February 2023 decision, which was denied on July 9, 2024. Those parties filed an appeal to the Court of Appeals for the D.C. Circuit on November 5, 2024.
On May 6, 2024, FERC directed PJM to recalculate the 2024/2025 auction results under the Initial LDA Reliability Requirement rules, and further directed PJM to rerun the Third Incremental Auction. PJM published the revised BRA and Third Incremental Auction results on May 8, 2024 and May 23, 2024, respectively. On June 14, 2024, multiple parties filed appeals to the Third Circuit Court of Appeals seeking review of the May 6, 2024 FERC orders approving PJM's petition to restore the original capacity commitment rules for PJM to recalculate the 2024/2025 BRA and the rerun of the 2024/2025 BRA. As a result, the price of capacity for the 2024/2025 delivery year in the Delmarva Power and Light South zone was higher than originally published. This outcome may change depending upon the disposition of the outstanding complaint and appeals.
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

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Federal and state environmental laws generally have become more stringent over time. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the Company's operations including unit retirements or impose obligations related to historic coal ash use, storage and disposal. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to support existing generation with less burdensome regulation that will affect the outcome of the rulemakings described below. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.
Several regulations that affect the Company have been and continue to be revised by the EPA, including requirements regarding coal ash, GHG emissions, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions, legal challenges and reconsiderations are resolved. The Company’s environmental matters are described in the Company’s 2024 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 16, Environmental Matters, to the condensed consolidated financial statements of this Form 10-Q and as follows.
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
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule. The court granted the motion on February 19, 2025.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication version of a FIP after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’ and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the final rule promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders.

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
MATS — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that creates a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty three states have challenged this rule in the D.C. Circuit. Accordingly, the outcome of this rulemaking is uncertain. The Company anticipates that the U.S. presidential administration will substantively revise this rule.
Byproducts
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On July 30, 2018, the EPA promulgated a rule that amended the ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) CCR management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain. The Company anticipates that the U.S. presidential administration will revisit this rule.
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
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In October 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted.

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

Significant Events
The following significant events have occurred during 2025 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock, $6.4 billion in cash, and the assumption of $3.2 billion of debt, in addition to working capital. The acquisition is targeted to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, subject to working capital adjustments. For further discussion, see Note 4, Acquisitions. As a result, the Company acquired the following generation facilities:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Net Generation Capacity (MW)(a)	% Owned
Victoria	ERCOT	Fossil	Natural Gas	TX	290	100.0%
Victoria Port II	ERCOT	Fossil	Natural Gas	TX	92	100.0%
SJRR	ERCOT	Fossil	Natural Gas	TX	89	100.0%
Port Comfort	ERCOT	Fossil	Natural Gas	TX	88	100.0%
Chamon	ERCOT	Fossil	Natural Gas	TX	89	100.0%
Texas Gulf Sulphur (Wharton)	ERCOT	Fossil	Natural Gas	TX	90	100.0%
				Total	738
(a) Actual capacity based on acquisition date and can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT requires periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time
Capital Allocation
During the three months ended March 31, 2025, the Company completed $320 million of open market share repurchases at an average price of $99.52 per share. Through April 30, 2025, an additional $125 million share repurchases were executed at an average price of $92.77 per share. As of April 30, 2025, $1.2 billion is remaining under the $3.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
In the first quarter of 2025, NRG increased the annual common stock dividend to $1.76 from $1.63 per share, representing an 8% increase from 2024. The Company targets an annual dividend growth rate of 7-9% per share in subsequent years.
Operations
In March 2025, the PUCT selected the 443 MW Greens Bayou project to advance to the next phase of due diligence, marking the third NRG project chosen under the TEF due diligence process. This project is expected to be operational in 2028.
On February 13, 2025, NRG signed a strategic Project Development Agreement with GE Vernova (“GEV”) and Kiewit’s subsidiary, TIC, to develop and construct up to 5.4 GW of new gas-fired, combined cycle generation projects. The generation facilities will be owned and operated by NRG. Additionally, NRG has entered into two slot reservation agreements with GEV for the procurement of 2.4 GW of 7HA gas turbines. The first projects under this comprehensive development agreement are expected to commence operations by the end of 2029.

Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2024 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment, except for the update below:
Tariffs — NRG’s business is affected by various macroeconomic factors, including tariffs and inflationary trends. The U.S. has implemented, or is considering implementing, higher tariffs on imports into the U.S. Any potential increases in capital and operational expenditures may impact the Company’s procurement and sourcing strategies.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions)	2025	2024	Change
Revenue
Retail revenue	$8,216	$7,229	$987
Energy revenue(a)	245	152	93
Capacity revenue(a)	47	42	5
Mark-to-market for economic hedging activities	(15)	(60)	45
Contract amortization	(5)	(10)	5
Other revenues(a)(b)	97	76	21
Total revenue	8,585	7,429	1,156
Operating Costs and Expenses
Cost of fuel	334	183	(151)
Purchased energy and other cost of sales(c)	6,182	5,493	(689)
Mark-to-market for economic hedging activities	(346)	(532)	(186)
Contract and emissions credit amortization(c)	25	63	38
Operations and maintenance	288	368	80
Other cost of operations	78	87	9
Cost of operations (excluding depreciation and amortization shown below)	6,561	5,662	(899)
Depreciation and amortization	326	333	7
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $65 and $42, respectively, which are included in depreciation and amortization shown separately above)	549	549	—
Acquisition-related transaction and integration costs	8	9	1
Total operating costs and expenses	7,444	6,553	(891)
Loss on sale of assets	(7)	(4)	(3)
Operating Income	1,134	872	262
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	2	3	(1)
Other income, net	12	30	(18)
Loss on debt extinguishment	—	(58)	58
Interest expense	(163)	(152)	(11)
Total other expense	(149)	(177)	28
Income Before Income Taxes	985	695	290
Income tax expense	235	184	(51)
Net Income	$750	$511	$239
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended March 31, 2025 and 2024
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2025 and 2024. Texas, East and MISO average on-peak power prices increased for the three months ended March 31, 2025 as compared to the same period in 2024 as a result of higher natural gas prices, while average CAISO on-peak power prices decreased primarily due to mild winter weather in California in 2025.

	Average on Peak Power Price ($/MWh)
	Three months ended March 31,
Region	2025	2024	Change %
Texas
ERCOT - Houston(a)	$33.26	$26.10	27%
ERCOT - North(a)	35.38	25.29	40%

East
NY J/NYC(b)	$110.45	$48.33	129%
NEPOOL(b)	108.83	47.50	129%
COMED (PJM)(b)	42.21	30.17	40%
PJM West Hub(b)	60.16	35.76	68%

West
MISO - Louisiana Hub(b)	$47.14	$28.05	68%
CAISO - SP15(b)	26.46	33.41	(21)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change %
($/MMBtu)	$3.65	$2.24	63%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,387	$4,350	$1,001	$494	$(16)	$8,216
Energy revenue	7	158	81	—	(1)	245
Capacity revenue	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities	—	(19)	2	—	2	(15)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	41	53	7	—	(4)	97
Total revenue	2,435	4,577	1,099	494	(20)	8,585
Cost of fuel	(177)	(108)	(49)	—	—	(334)
Purchased energy and other cost of sales(b)(c)(d)	(1,521)	(3,752)	(883)	(34)	8	(6,182)
Mark-to-market for economic hedging activities	38	308	2	—	(2)	346
Contract and emissions credit amortization	(1)	(24)	—	—	—	(25)
Depreciation and amortization	(83)	(37)	(13)	(182)	(11)	(326)
Gross margin	$691	$964	$156	$278	$(25)	$2,064
Less: Mark-to-market for economic hedging activities, net	38	289	4	—	—	331
Less: Contract and emissions credit amortization, net	(1)	(29)	—	—	—	(30)
Less: Depreciation and amortization	(83)	(37)	(13)	(182)	(11)	(326)
Economic gross margin	$737	$741	$165	$460	$(14)	$2,089
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $800 million, $64 million and $423 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	8,465	4,157	681	—	—	13,303
Business electricity sales volume (GWh)	8,928	11,095	2,914	—	—	22,937
Home natural gas sales volume (MDth)	—	26,640	35,104	—	—	61,744
Business natural gas sales volume (MDth)	—	500,579	54,070	—	—	554,649
Average retail Home customer count (in thousands)(a)	2,911	2,203	721	—	—	5,835
Ending retail Home customer count (in thousands)(a)	2,955	2,219	723	—	—	5,897
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,158	—	2,158
Ending Vivint Smart Home customer count (in thousands) (b)	—	—	—	2,169	—	2,169
Power generation
GWh sold	5,641	1,923	1,544	—	—	9,108
GWh generated(c)
Coal	4,810	1,209	—	—	—	6,019
Gas	831	1	1,543	—	—	2,375
Oil	—	3	—	—	—	3
Renewables	—	—	1	—	—	1
Total	5,641	1,213	1,544	—	—	8,398
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Three months ended March 31, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,178	$3,428	$1,155	$468	$—	$7,229
Energy revenue	7	81	67	—	(3)	152
Capacity revenue	—	41	2	—	(1)	42
Mark-to-market for economic hedging activities	—	(51)	(9)	—	—	(60)
Contract amortization	—	(10)	—	—	—	(10)
Other revenue(a)	48	26	4	—	(2)	76
Total revenue	2,233	3,515	1,219	468	(6)	7,429
Cost of fuel	(121)	(29)	(33)	—	—	(183)
Purchased energy and other cost of sales(b)(c)(d)	(1,487)	(2,952)	(1,028)	(32)	6	(5,493)
Mark-to-market for economic hedging activities	225	402	(95)	—	—	532
Contract and emissions credit amortization	—	(62)	(1)	—	—	(63)
Depreciation and amortization	(82)	(39)	(25)	$(177)	(10)	(333)
Gross margin	$768	$835	$37	$259	$(10)	$1,889
Less: Mark-to-market for economic hedging activities, net	225	351	(104)	—	—	472
Less: Contract and emissions credit amortization, net	—	(72)	(1)	—	—	(73)
Less: Depreciation and amortization	(82)	(39)	(25)	(177)	(10)	(333)
Economic gross margin	$625	$595	$167	$436	$—	$1,823
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $753 million, $65 million and $408 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	7,886	3,831	642	—	—	12,359
Business electricity sales volume (GWh)	9,560	11,514	3,038	—	—	24,112
Home natural gas sales volume (MDth)	—	24,430	35,120	—	—	59,550
Business natural gas sales volume (MDth)	—	469,664	54,131	—	—	523,795
Average retail Home customer count (in thousands)(a)	2,927	2,159	761	—	—	5,847
Ending retail Home customer count (in thousands)(a)	2,951	2,183	760	—	—	5,894
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,042	—	2,042
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,045	—	2,045
Power generation
GWh sold	3,531	1,085	1,584	—	—	6,200
GWh generated(c)
Coal	2,564	391	—	—	—	2,955
Gas	967	—	1,583	—	—	2,550
Oil	—	3	—	—	—	3
Renewables	—	—	1	—	—	1
Total	3,531	394	1,584	—	—	5,509
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Weather Metrics	Texas	East	West/Services/Other(b)
2025
CDDs(a)	152	32	65
HDDs(a)	1,014	2,489	1,181
2024
CDDs	116	32	49
HDDs	885	2,213	1,099
10-year average
CDDs	118	42	53
HDDs	932	2,400	1,087
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
Gross margin increased $175 million and economic gross margin increased $266 million during the three months ended March 31, 2025, compared to the same period in 2024.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue of $130 million, primarily driven by changes in customer term, product and mix •a 5%, or $31 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company's diversified supply strategy	$99
Higher gross margin due to an increase in residential load attributed to weather	14
Other	(1)
Increase in economic gross margin	$112
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(187)
Increase in contract and emissions credit amortization	(1)
Increase in depreciation and amortization	(1)
Decrease in gross margin	$(77)

East

(In millions)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in higher net revenue rates from changes in customer term, product, and mix of $1.25 per Dth, or $668 million, partially offset by higher supply costs of $1.10 per Dth, or $588 million, driven by an increase in gas costs	$80
Higher natural gas gross margin due to increased volumes from changes in customer mix	10
Higher natural gas gross margin from an increase in load of 3.5 MMDth due to weather	8
Higher electric gross margin from an increase in load of 268 GWh due to weather	7
Higher gross margin due to an increase in generation volumes as a result of spark spread expansion in NYISO	22
Higher gross margin due to a 176% increase in NYISO capacity prices and a 91% increase in PJM capacity prices	14
Other	5
Increase in economic gross margin	$146
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(62)
Decrease in contract amortization	43
Decrease in depreciation and amortization	2
Increase in gross margin	$129

West/Services/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(43)
Higher natural gas gross margin due to lower supply costs of $0.35 per Dth, or $31 million, partially offset by lower revenue rates of $0.20 per Dth, or $16 million	15
Higher electric gross margin due to lower supply costs of $13.00 per MWh, or $47 million, partially offset by lower revenue rates of $11.50 per MWh, or $42 million	5
Higher gross margin primarily due to an increase in home protection plan sales	16
Other	5
Decrease in economic gross margin	$(2)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	108
Decrease in contract amortization	1
Decrease in depreciation and amortization	12
Increase in gross margin	$119

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers, or $27 million, partially offset by lower non-recurring sales revenue of $5 million	$22
Other	2
Increase in economic gross margin	$24
Increase in depreciation and amortization	(5)
Increase in gross margin	$19

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $141 million during the three months ended March 31, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended March 31, 2025
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(1)	$(3)	$—	$(4)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(18)	5	2	(11)
Total mark-to-market (losses)/gains in revenue	$—	$(19)	$2	$2	$(15)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(145)	$(123)	$54	$—	$(214)
Reversal of acquired loss/(gain) positions related to economic hedges	3	(7)	—	—	(4)
Net unrealized gains/(losses) on open positions related to economic hedges	180	438	(52)	(2)	564
Total mark-to-market gains/(losses) in operating costs and expenses	$38	$308	$2	$(2)	$346
(a)Includes $(83) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
For the three months ended March 31, 2025, the $15 million loss in revenues from economic hedge positions was driven primarily by a decrease in the value of East open positions as a result of increases in Northeast power prices. The $346 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions in Texas and East as a result of increases in natural gas prices and ERCOT and Northeast power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.

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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended March 31,
(In millions)	2025	2024
Trading gains/(losses)
Realized	$4	$5
Unrealized	(4)	(4)
Total trading gains	$—	$1

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended March 31, 2025	$94	$101	$41	$60	$(8)	$288
Three months ended March 31, 2024	185	77	52	54	—	368
Operations and maintenance expense decreased by $80 million for the three months ended March 31, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	$(100)
Decrease due to the disposition of Services businesses	(18)
Increase in planned major maintenance expenditures associated with the scope of outages at Powerton and Cottonwood	26
Increase driven by higher retail operations costs	5
Increase driven by higher Vivint Smart Home operations costs to support customer growth	6
Other	1
Decrease in operations and maintenance expense	$(80)
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Three months ended March 31, 2025	$55	$19	$3	$1	$78
Three months ended March 31, 2024	50	32	3	2	87
Other cost of operations for the three months ended March 31, 2025 decreased by $9 million, when compared to the same period in 2024, due to the following:

(In millions)
Decrease primarily due to changes in current year ARO cost estimates at Midwest Generation	$(13)
Increase in retail gross receipt taxes due to higher revenues	4
Decrease in other cost of operations	$(9)

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Three months ended March 31, 2025	$83	$37	$13	$182	$11	$326
Three months ended March 31, 2024	82	39	25	177	10	333
Depreciation and amortization decreased by $7 million for the three months ended March 31, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease in amortization primarily due to the roll off of intangibles in Texas, East and West	$(12)
Decrease in amortization due to the disposition of Services businesses	(6)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	43
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(30)
Other	(2)
Decrease in depreciation and amortization	$(7)
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended March 31, 2025	$205	$143	$42	$153	$6	$549
Three months ended March 31, 2024	180	145	54	154	16	549
Total selling, general and administrative costs for the three months ended March 31, 2025 were flat, when compared to the same period in 2024, with fluctuations within selling, general and administrative costs shown below:

(In millions)
Increase in personnel costs	$23
Increase in legal reserves	12
Decrease in provision for credit losses due to improved customer payment behavior	(19)
Decrease due to the disposition of Services businesses	(12)
Other	(4)
Change in selling, general and administrative costs	$—
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $8 million and $9 million for the three months ended March 31, 2025 and 2024, respectively, consists primarily of integration costs related to the integration of Vivint Smart Home.
Other Income, Net
Other income, net decreased by $18 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an indemnity reduction of $12 million recorded in 2024 .
Loss on Debt Extinguishment
A loss on debt extinguishment of $58 million was recorded for the three months ended March 31, 2024, driven by the repurchase of portion of the Convertible Senior Notes.
Interest Expense
Interest expense increased by $11 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by unrealized losses on interest rate swaps for the 2025 period as compared to unrealized gains in the 2024 period.

Income Tax Expense
For the three months ended March 31, 2025, income tax expense of $235 million was recorded on pre-tax income of $985 million. For the same period in 2024, an income tax expense of $184 million was recorded on pre-tax income of $695 million. The effective tax rates were 23.9% and 26.5% for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the effective tax rate was higher than the statutory rate of 21% primarily due to the state tax expense.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2025 and December 31, 2024, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $5.2 billion and $5.4 billion, respectively, was comprised of the following:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$693	$966
Restricted cash - operating	10	4
Restricted cash - reserves(a)	5	4
Total	708	974
Total availability under Revolving Credit Facility and collective collateral facilities(b)	4,510	4,469
Total liquidity, excluding funds deposited by counterparties	$5,218	$5,443
(a) Includes reserves primarily for debt service, performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $7.2 billion and $7.3 billion as of March 31, 2025 and December 31, 2024, respectively

For the three months ended March 31, 2025, total liquidity, excluding funds deposited by counterparties, decreased by $225 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2025 were predominantly held in bank deposits.
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

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Note 7, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Convertible Senior Notes, Senior Secured First Lien Notes, Senior Credit Facility, Receivables Facility and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the pre-capitalized trust securities facility.
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
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock, $6.4 billion in cash, and the assumption of $3.2 billion of debt, in addition to working capital. The Company expects to fund the acquisition using a combination of newly-issued secured and unsecured debt, equity issuance and cash on hand. The acquisition is targeted to close in the first quarter of 2026 and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions.

Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, subject to working capital adjustments. For further discussion, see Note 4, Acquisitions.
Liability Management
The Company intends to spend approximately $270 million from cash from operations on liability management during 2025. The Company remains committed to maintaining a strong balance sheet and its targeted credit metrics.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2025, market operations had total cash collateral outstanding of $217 million and $2.7 billion outstanding in letters of credit to third parties primarily to support its market activities. As of March 31, 2025, total funds deposited by counterparties were $730 million in cash and $653 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of March 31, 2025, all hedges under the first liens were in-the-money on a counterparty aggregate basis.

Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and investments and integration for the three months ended March 31, 2025, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$73	$5	$112	$190
West/Services/Other	3	—	—	3
Vivint Smart Home	1	—	—	1
Corporate	8	—	15	23
Total cash capital expenditures for the three months ended March 31, 2025(a)	$85	$5	$127	$217
Integration operating expenses and cost to achieve	—	—	12	12
Investments	—	—	29	29
Total cash capital expenditures and investments for the three months ended March 31, 2025	$85	$5	$168	$258

Estimated cash capital expenditures and investments for the remainder of 2025	271	20	530	821
Estimated full year 2025 cash capital expenditures and investments	$356	$25	$698	$1,079
(a)Capital expenditures exclude W.A. Parish insurance proceeds of $100 million

Investments and Integration for the three months ended March 31, 2025 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2025 through 2029 required to comply with environmental laws will be approximately $73 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
Share Repurchases
During the three months ended March 31, 2025, the Company completed $320 million of open market share repurchases at an average price of $99.52 per share. Through April 30, 2025, an additional $125 million of share repurchases were executed at an average price of $92.77 per share. As of April 30, 2025, $1.2 billion is remaining under the $3.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended March 31, 2025. On April 8, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on May 15, 2025 to stockholders of record as of May 1, 2025. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
Series A Preferred Stock Dividends
During the quarter ended March 31, 2025, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, totaling $33 million.
Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 26, Guarantees, to the Company's 2024 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $461 million as of March 31, 2025. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2024 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three months ended March 31, 2025.

Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
(In millions)	2025	2024	Change
Cash provided by operating activities	$855	$267	$588
Cash used by investing activities	(134)	(92)	(42)
Cash used by financing activities	(458)	(288)	(170)

Cash provided by operating activities
Changes to cash provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$334
Increase in operating income adjusted for other non-cash items	220
Increase in other working capital	34
$588
Cash used by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in capital expenditures	$(148)
Increase in insurance proceeds for property, plant and equipment, net	97
Other	9
$(42)
Cash used by financing activities
Changes to cash (used)/provided by financing activities were driven by:

(In millions)
Decrease due to payments for share repurchase activity in 2025	$(331)
Increase due to fewer repayments of long-term debt and finance leases	92
Increase primarily due to payment of debt extinguishment costs in 2024	55
Increase in net receipts from settlement of acquired derivatives	17
Other	(3)
$(170)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2025, the Company had domestic pre-tax book income of $1.0 billion and foreign pre-tax book loss of $20 million. As of December 31, 2024, the Company had cumulative U.S. federal NOL carryforwards of $7 billion, of which $5.3 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $394 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $274 million indefinite carryforward for interest deductions, as well as $269 million of tax credits, inclusive of $61 million CAMT credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $125 million in 2025, excluding the impact of the proposed CAMT regulations. NRG as an applicable corporation is subject to the CAMT, and has reflected the impact in its current and deferred taxes, however, there is no impact on the Company's provision for income taxes from the CAMT for the three months ended March 31, 2025.
As of March 31, 2025, the Company has $58 million of tax-effected uncertain federal and state tax benefits, for which the Company has recorded a non-current tax liability of $63 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
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

Deferred tax assets and valuation allowance
Net deferred tax balance — As of March 31, 2025 and December 31, 2024, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.1 billion and $2.2 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of March 31, 2025 and December 31, 2024 as discussed below.
NOL Carryforwards — As of March 31, 2025, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.5 billion and $341 million, respectively. The Company estimates it will generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $103 million.
Valuation Allowance — As of March 31, 2025 and December 31, 2024, the Company’s tax-effected valuation allowance was $141 million and $144 million, respectively consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of March 31, 2025, the Company's outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	Three months ended March 31, 2025
Revenue(a)	$7,710
Operating income(b)	1,093
Total other expense	(140)
Income before income taxes	954
Net Income	714
(a)Intercompany transactions with Non-Guarantors of $3 million during the three months ended March 31, 2025
(b)Intercompany transactions with Non-Guarantors including cost of operations of $16 million and selling, general and administrative of $107 million during the three months ended March 31, 2025
The following table presents the summarized balance sheet information:

(In millions)	As of March 31, 2025
Current assets(a)	$6,870
Property, plant and equipment, net	1,368
Non-current assets	15,283
Current liabilities(b)	8,645
Non-current liabilities	12,621
(a)Includes intercompany receivables due from Non-Guarantors of $56 million as of March 31, 2025
(b)Includes intercompany payables due to Non-Guarantors of $28 million as of March 31, 2025

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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of March 31, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2025. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2024	$992
Contracts realized or otherwise settled during the period	(216)
Other changes in fair value	512
Fair Value of Contracts as of March 31, 2025(a)	$1,288
(a)Includes $687 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

	Fair Value of Contracts as of March 31, 2025
(In millions)	Maturity
Fair Value Hierarchy Gains/(Losses)(a)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$279	$33	$(2)	$(4)	$306
Level 2	417	45	(15)	6	453
Level 3	(109)	(67)	(3)	21	(158)
Total	$587	$11	$(20)	$23	$601
(a)Excludes $687 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's Risk Management Policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2025, NRG's net derivative asset was $1.3 billion, an increase to total fair value of $296 million as compared to December 31, 2024. This increase was driven by gains in fair value, partially offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $871 million in the net value of derivatives as of March 31, 2025. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $866 million in the net value of derivatives as of March 31, 2025.

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
The Company's critical accounting estimates are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2024 Form 10-K. There have been no material changes to the Company's critical accounting estimates since the 2024 Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's retail operations, merchant power generation or with existing or forecasted financial or commodity transactions. The types of market risks the Company is exposed to are commodity price risk, credit risk, liquidity risk, interest rate risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2024 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three months ended March 31, 2025 and 2024:

(In millions)	2025	2024
VaR as of March 31,	$59	$67
Three months ended March 31,
Average	$54	$59
Maximum	70	67
Minimum	47	51
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $137 million, as of March 31, 2025, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of March 31, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $2.6 billion and NRG held collateral (cash and letters of credit) against those positions of $1.0 billion, resulting in a Net Exposure of $1.6 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 68% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	53%
Financial institutions	47
Total as of March 31, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	66%
Non-investment grade/Non-Rated	34
Total as of March 31, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure discussed above as of March 31, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $855 million for the next five years.
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
As of March 31, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.

Based on a sensitivity analysis for power and gas positions under marginable contracts as of March 31, 2025, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $552 million and a 1.00 MMBtu/MWh decrease in Heat Rates for Heat Rate positions would result in an increase in margin collateral posted of approximately $216 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2025.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combinations of the variable rate debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. The Company has $700 million of interest rate swaps extending through 2029 to hedge the floating rate of the Term Loan B.
As of March 31, 2025, the fair value and related carrying value of the Company's debt was $10.8 billion and $10.9 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of March 31, 2025 by $452 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of March 31, 2025, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $349 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of March 31, 2025 would have resulted in a decrease of $2 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings to which NRG is a party through March 31, 2025, see Note 14, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2024 Form 10-K.
Risks Related to the Proposed Acquisition of LS Power
The Company may encounter difficulties in satisfying the closing conditions set forth in the purchase agreement relating to the proposed acquisition of the LSP Portfolio, including obtaining the necessary governmental and regulatory approvals, within the expected time frame or at all.
Consummation of the acquisition of the LSP Portfolio is subject to the satisfaction or waiver of certain closing conditions, including: (1) the receipt of required governmental and regulatory approvals; (2) the expiration or termination of the applicable waiting period under the HSR Act; and (3) other customary closing conditions. Completion of the acquisition is conditioned upon the receipt of various consents, orders, approvals or clearances from various regulatory authorities, including DOJ, FERC, and public utility commissions or similar entities in certain states in which the LSP Portfolio operates.
The Company cannot provide assurance that all required regulatory approvals will be obtained, in a timely manner or at all, or that these approvals will not contain terms, conditions or restrictions that would be unacceptable and, accordingly, the acquisition may be delayed or may not be consummated.
The purchase agreement with LS Power provides that either we or LS Power could terminate the LSP Portfolio Purchase Agreement if the acquisition is not completed by May 12, 2026 (which date may be automatically extended for up to six consecutive one-month periods). If the agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or if there are any legal restraints prohibiting the consummation of the acquisition, we would be required to pay LS Power a termination fee of $400 million as liquidated damages.
In the event the transaction is not consummated, the share price of NRG common stock may decline to the extent that the current market price reflects an assumption by the market that the acquisition will be completed.
The Company may not realize all the expected benefits of the acquisition.
The Company entered into the purchase agreement with LS Power with the expectation that the acquisition would result in various benefits, including enhanced generation capabilities. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the assets and businesses of NRG and the LSP Portfolio can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and/or lower-than-expected revenues or income generated by the Company after the completion of the acquisition.
The assets, liabilities and results of operations of LSP Portfolio could be negatively affected by unknown or unexpected events, conditions or actions prior to the closing of the acquisition.
The Company will not control the LSP Portfolio until completion of the proposed acquisition and the assets, liabilities, business, financial condition, cash flows, operating results and prospects of the LSP Portfolio to be acquired or assumed by the Company could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the acquisition closes. Adverse changes in its business or operations could occur or arise as a result of actions undertaken by LS Power, legal or regulatory developments, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of LS Power or NRG. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact the Company’s future business, operating results, cash flows, financial conditions or prospects following the completion of the acquisition. In addition, there could be potential unknown liabilities and unforeseen expenses as a result of the acquisition, some of which NRG may not discover during due diligence or adequately adjust for in the purchase arrangements.
The market price of shares of the Company’s common stock may be adversely affected as a result of the proposed LSP Portfolio acquisition.
On completion of the proposed LSP Portfolio acquisition, a significant number of additional shares of the Company’s common stock will be issued and available for trading in the public market. The increase in the number of shares of the

Company’s common stock may lead to sales of such shares or the perception that such sales may occur which may adversely affect the market for, and the market price of, shares of the Company’s common stock.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended March 31, 2025.

For the three months ended March 31, 2025	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)
Month #1
(January 1, 2025 to January 31, 2025)	1,076,423	$101.07	1,076,423	$1,516
Month #2
(February 1, 2025 to February 28, 2025)	904,376	$105.61	904,376	$1,420
Month #3
(March 1, 2025 to March 31, 2025)	1,229,237	$93.69	1,229,237	$1,305
Total at March 31, 2025	3,210,036	$99.52	3,210,036
(a)Share repurchases during the quarter ended March 31, 2025 were made under the $3.7 billion share repurchase authorization. The program is subject to the availability of excess cash and full visibility of the achievement of the Company's target credit metrics. See Note 9, Changes in Capital Structure for further information regarding the share repurchase program
(b)The average price paid per share excludes excise tax owed and commissions per share paid in connection with the open market share repurchases
(c)Includes commissions paid in connection with the open market share repurchases

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended March 31, 2025, no directors or officers of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation, dated May 1, 2025.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on May 1, 2025
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Lawrence S. Coben.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ LAWRENCE S. COBEN
Lawrence S. Coben
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER
G. Alfred Spencer
Date: May 12, 2025	Chief Accounting Officer (Principal Accounting Officer)