Form 10-Q
period 2025-06-30
NRG ENERGY, INC.
filed 2025-08-06
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	June 30, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
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
Yes ☐       No ☒
As of July 31, 2025, there were 193,430,802 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates," "should," "forecasts," "targets," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond NRG's control, that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include any factors described under Risk Factors, in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q and the following:
•NRG's ability to obtain and maintain retail market share;
•General economic conditions, changes in the wholesale power and gas markets and fluctuations in the cost of fuel;
•Volatile power and gas supply costs and demand for power and gas, including the impacts of weather;
•The imposition of tariffs and escalation of international trade disputes;
•The risk that the anticipated acquisition of a portfolio of natural gas generation and other assets from LS Power (the “LSP Portfolio”) may not be completed in a timely manner or at all;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2024
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates – updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
CONE	Cost of New Entry
Convertible Senior Notes	As of June 30, 2025, consists of NRG’s $232 million unsecured 2.750% Convertible Senior Notes due 2048, redeemed on July 8, 2025
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant. NRG leased and operated the plant through May 2025
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LS Power	LS Power Equity Advisors, LLC
LSP Portfolio	The acquisition of a portfolio of natural gas generation and other assets from LS Power
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Receivables	NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $2.3 billion accounts receivables securitization facility due 2026, which was last amended on June 20, 2025

RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility
Revolving Credit Facility	The Company's $4.6 billion revolving credit facility due 2029, which was last amended on May 27, 2025

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes
As of June 30, 2025, NRG's $6.2 billion outstanding unsecured senior notes consisting of $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $798 million of the 5.750% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031, $480 million of the 3.875% senior notes due 2032, $925 million of the 6.000% senior notes due 2033 and $950 million of the 6.250% senior notes due 2034

Senior Secured First Lien Notes
As of June 30, 2025, NRG’s $2.6 billion outstanding Senior Secured First Lien Notes consists of $500 million of the 2.000% Senior Secured First Lien Notes due 2025, $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of June 30, 2025, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
TCJA	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue
Revenue	$6,740	$6,659	$15,325	$14,088
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	5,629	4,328	12,190	9,990
Depreciation and amortization	344	360	670	693
Impairment losses	—	15	—	15
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $68, $47,$133 and $89, respectively, which are included in depreciation and amortization shown separately above)	724	545	1,273	1,094
Acquisition-related transaction and integration costs	43	6	51	15
Total operating costs and expenses	6,740	5,254	14,184	11,807
Gain/(loss) on sale of assets	—	5	(7)	1
Operating Income	—	1,410	1,134	2,282
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	4	3	7
Other income, net	4	3	16	33
Loss on debt extinguishment	(10)	(202)	(10)	(260)
Interest expense	(148)	(163)	(311)	(315)
Total other expense	(153)	(358)	(302)	(535)
(Loss)/Income Before Income Taxes	(153)	1,052	832	1,747
Income tax (benefit)/expense	(49)	314	186	498
Net (Loss)/Income	$(104)	$738	$646	$1,249
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net (Loss)/Income Available for Common Stockholders	$(121)	$721	$612	$1,215
(Loss)/Income per Share
Weighted average number of common shares outstanding — basic	196	208	197	209
(Loss)/Income per Weighted Average Common Share — Basic	$(0.62)	$3.47	$3.11	$5.81
Weighted average number of common shares outstanding — diluted	196	214	203	214
(Loss)/Income per Weighted Average Common Share —Diluted	$(0.62)	$3.37	$3.01	$5.68
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net (Loss)/Income	$(104)	$738	$646	$1,249
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	13	(2)	15	(10)
Defined benefit plans	1	(1)	1	(2)
Other comprehensive income/(loss)	14	(3)	16	(12)
Comprehensive (Loss)/Income	$(90)	$735	$662	$1,237
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$180	$966
Funds deposited by counterparties	446	199
Restricted cash	17	8
Accounts receivable, net	3,421	3,488
Inventory	451	478
Derivative instruments	2,332	2,686
Cash collateral paid in support of energy risk management activities	361	309
Prepayments and other current assets	987	830
Total current assets	8,195	8,964
Property, plant and equipment, net	3,192	2,021
Other Assets
Equity investments in affiliates	47	45
Operating lease right-of-use assets, net	133	151
Goodwill	5,017	5,011
Customer relationships, net	1,379	1,538
Other intangible assets, net	1,130	1,370
Derivative instruments	1,745	1,710
Deferred income taxes	1,935	2,067
Other non-current assets	1,315	1,145
Total other assets	12,701	13,037
Total Assets	$24,088	$24,022

	June 30, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$1,132	$996
Current portion of operating lease liabilities	38	66
Accounts payable	2,544	2,513
Derivative instruments	1,954	2,297
Cash collateral received in support of energy risk management activities	446	199
Deferred revenue current	715	711
Accrued expenses and other current liabilities	1,952	2,031
Total current liabilities	8,781	8,813
Other Liabilities
Long-term debt and finance leases	9,812	9,812
Non-current operating lease liabilities	134	117
Derivative instruments	1,273	1,107
Deferred income taxes	12	12
Deferred revenue non-current	905	862
Other non-current liabilities	883	821
Total other liabilities	13,019	12,731
Total Liabilities	21,800	21,544
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at June 30, 2025 and December 31, 2024, aggregate liquidation preference of $650 at June 30, 2025 and December 31, 2024	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 201,087,779 and 205,064,058 shares issued and 194,630,094 and 198,604,003 shares outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	305	705
Retained earnings	1,970	1,535
Treasury stock, at cost; 6,457,685 shares and 6,460,055 shares at June 30, 2025 and December 31, 2024, respectively	(538)	(297)
Accumulated other comprehensive loss	(101)	(117)
Total Stockholders' Equity	2,288	2,478
Total Liabilities and Stockholders' Equity	$24,088	$24,022
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net Income	$646	$1,249
Adjustments to reconcile net income to cash provided by operating activities:
Equity in and distributions from earnings of unconsolidated affiliates	(1)	(4)
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	444	553
Amortization of capitalized contract costs	226	140
Accretion of asset retirement obligations	20	3
Provision for credit losses	113	133
Amortization of financing costs and debt discounts	13	21
Loss on debt extinguishment	10	260
Amortization of in-the-money contracts and emissions allowances	51	73
Amortization of unearned equity compensation	62	57
Net loss on sale of assets and disposal of assets	10	8
Gain on proceeds from insurance recoveries for property, plant and equipment, net	(100)	—
Impairment losses	—	15
Changes in derivative instruments	18	(1,384)
Changes in current and deferred income taxes and liability for uncertain tax benefits	126	390
Changes in collateral deposits in support of risk management activities	197	660
Changes in other working capital	(529)	(851)
Cash provided by operating activities	$1,306	$1,323
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets	$(586)	$(32)
Capital expenditures	(595)	(172)
Net purchases of emissions allowances	(7)	(11)
Proceeds from sales of assets	6	11
Proceeds from insurance recoveries for property, plant and equipment, net	100	3
Cash used by investing activities	$(1,082)	$(201)
Cash Flows from Financing Activities
Payments of dividends to preferred and common stockholders	$(207)	$(204)
Equivalent shares purchased in lieu of tax withholdings	(77)	(35)
Payments for share repurchase activity	(603)	(90)
Net receipts/(payments) from settlement of acquired derivatives that include financing elements	38	(12)
Proceeds from issuance of long-term debt	—	875
Payments of deferred financing costs	(31)	(12)
Repayments of long-term debt and finance leases	(10)	(956)
Payments for debt extinguishment costs	—	(257)
Proceeds from credit facilities	865	625
Repayments to credit facilities	(730)	(625)
Cash used by financing activities	$(755)	$(691)
Effect of exchange rate changes on cash and cash equivalents	1	—
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(530)	431
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,173	649
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$643	$1,080
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				750			750
Other comprehensive income						2	2
Share repurchases(a)					(322)		(322)
Retirement of treasury stock(b)			(179)		179		—
Equity-based awards activity, net(c)			(8)				(8)
Common stock dividends and dividend equivalents declared(d)				(90)			(90)
Series A Preferred Stock dividends(e)				(33)			(33)
Balance at March 31, 2025	$650	$2	$518	$2,162	$(440)	$(115)	$2,777
Net loss				(104)			(104)
Other comprehensive income						14	14
Shares reissuance for ESPP			2		6		8
Share repurchases(a)					(282)		(282)
Retirement of treasury stock(b)			(178)		178		—
Equity-based awards activity, net(c)			(3)				(3)
Common stock dividends and dividend equivalents declared(d)				(88)			(88)
Capped Call Options(f)			(34)				(34)
Balance at June 30, 2025	$650	$2	$305	$1,970	$(538)	$(101)	$2,288
(a)Includes excise tax accrued of $2 million for each of the quarters ended June 30 and March 31, 2025
(b)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(c)Includes $(37) million and $(40) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended June 30 and March 31, 2025, respectively
(d)Dividends per common share were $0.4400 for each of the quarters ended June 30 and March 31, 2025
(e)Semi-annual dividend per share of Series A Preferred Stock was $51.25 for the period ended March 15, 2025
(f)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				511			511
Other comprehensive loss						(9)	(9)
Share repurchases(g)			117		(117)		—
Retirement of treasury stock(h)			(38)		38		—
Equity-based awards activity, net(i)			8				8
Common stock dividends and dividend equivalents declared(j)				(86)			(86)
Series A Preferred Stock dividends(k)				(33)			(33)
Balance at March 31, 2024	$650	$3	$3,503	$1,212	$(1,971)	$(100)	$3,297
Net income				738			738
Other comprehensive loss						(3)	(3)
Shares reissuance for ESPP			1		5		6
Share repurchases(l)					(91)		(91)
Retirement of treasury stock(h)			(38)		38		—
Equity-based awards activity, net(i)			16				16
Common stock dividends and dividend equivalents declared(j)				(87)			(87)
Capped Call Options(m)			(253)				(253)
Balance at June 30, 2024	$650	$3	$3,229	$1,863	$(2,019)	$(103)	$3,623
(g)Represents the final settlements of the November 6, 2023 ASR agreements. See Note 9, Changes in Capital Structure for additional information
(h)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(i)Includes $(12) million and $(23) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended June 30 and March 31, 2024, respectively
(j)Dividends per common share were $0.4075 for each of the quarters ended June 30 and March 31, 2024
(k)Semi-annual dividend per share of Series A Preferred Stock was $51.25 for the period ended March 15, 2024
(l)Includes excise tax accrued of $1 million for the quarter ended June 30, 2024
(m)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company is a leading energy and smart home company powering a brighter, smarter future. The Company delivers gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of June 30, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated balance sheets as of June 30, 2025, and the results of operations, comprehensive income, cash flows and stockholders' equity for the three and six months ended June 30, 2025 and 2024.
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

The following table presents adjustments within the condensed consolidated statement of operations for the three and six months ended June 30, 2024 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Three months ended June 30, 2024
Cost of operations (excluding depreciation and amortization shown below)	$4,356	$(28)	$4,328
Depreciation and amortization	285	75	360
Selling, general and administrative costs	592	(47)	545
Six months ended June 30, 2024
Cost of operations (excluding depreciation and amortization shown below)	$10,041	$(51)	$9,990
Depreciation and amortization	553	140	693
Selling, general and administrative costs	1,183	(89)	1,094

The following table presents adjustments within the condensed consolidated statement of cash flows for the six months ended June 30, 2024 related to capitalized contract costs:

(In millions)	As Previously Presented	Presentation Adjustments	As Adjusted
Six months ended June 30, 2024
Cash flows from operating activities:
Amortization of capitalized contract costs	$—	$140	$140
Changes in other working capital	(711)	(140)	(851)

Note 2 — Summary of Significant Accounting Policies
Depreciation and Amortization
The Company's depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Amortization of capitalized contract costs related to fulfillment	$48	$27	$89	$48
Amortization of capitalized contract costs related to customer acquisition	70	48	137	92
Amortization of customer relationships and other intangible assets	155	217	308	418
Depreciation of property, plant and equipment	71	68	136	135
Total depreciation and amortization	$344	$360	$670	$693
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

The following table represents the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$144	$140	$152	$145
Provision for credit losses	57	58	113	133
Write-offs	(91)	(86)	(170)	(178)
Recoveries collected	11	9	23	19
Other	6	6	9	8
Ending balance	$127	$127	$127	$127
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	June 30, 2025	December 31, 2024
Property, plant and equipment accumulated depreciation	$1,632	$1,508
Customer relationships and other intangible assets accumulated amortization	3,656	3,632
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$180	$966
Funds deposited by counterparties	446	199
Restricted cash	17	8
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$643	$1,173
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
Restricted cash consists primarily of funds held by the Company that are restricted due to contractual or legal obligations.
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
ASU 2025-05 – In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, or ASU 2025-05. The amendment provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

Note 3 — Revenue Recognition
Performance Obligations
As of June 30, 2025, estimated future fixed fee performance obligations are $856 million for the remaining six months of fiscal year 2025, and $1.5 billion, $1.1 billion, $707 million, $405 million and $52 million for the fiscal years 2026, 2027, 2028, 2029 and 2030, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,804	$524	$238	$504	$(18)	$3,052
Business	975	2,084	408	—	—	3,467
Total retail revenue(a)	2,779	2,608	646	504	(18)	6,519
Energy revenue(a)	15	64	20	—	—	99
Capacity revenue(a)	—	55	6	—	—	61
Mark-to-market for economic hedging activities(b)	—	3	(2)	—	(2)	(1)
Other revenue(a)	53	7	5	—	(3)	62
Total revenue	2,847	2,737	675	504	(23)	6,740
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	—	30	—	—	30
Less: Realized and unrealized ASC 815 revenue	12	33	(7)	—	(1)	37
Total revenue from contracts with customers	$2,835	$2,704	$652	$504	$(22)	$6,673
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$7	$—	$—	$—	$7
Energy revenue	—	8	(4)	—	—	4
Capacity revenue	—	16	—	—	—	16
Other revenue	12	(1)	(1)	—	1	11
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended June 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,766	$537	$414	$467	$(8)	$3,176
Business	926	1,824	418	—	—	3,168
Total retail revenue(a)	2,692	2,361	832	467	(8)	6,344
Energy revenue(a)	16	46	51	—	(3)	110
Capacity revenue(a)	—	39	6	—	(1)	44
Mark-to-market for economic hedging activities(b)	—	65	17	—	2	84
Contract amortization	—	(6)	(1)	—	—	(7)
Other revenue(a)	55	27	5	—	(3)	84
Total revenue	2,763	2,532	910	467	(13)	6,659
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	12	19	—	—	31
Less: Realized and unrealized ASC 815 revenue	8	108	32	—	—	148
Total revenue from contracts with customers	$2,755	$2,412	$859	$467	$(13)	$6,480
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$9	$—	$—	$—	$9
Energy revenue	—	15	16	—	(2)	29
Capacity revenue	—	19	—	—	—	19
Other revenue	8	—	(1)	—	—	7
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$3,359	$1,262	$727	$998	$(34)	$6,312
Business	1,807	5,696	920	—	—	8,423
Total retail revenue(a)	5,166	6,958	1,647	998	(34)	14,735
Energy revenue(a)	22	222	101	—	(1)	344
Capacity revenue(a)	—	95	14	—	(1)	108
Mark-to-market for economic hedging activities(b)	—	(16)	—	—	—	(16)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	94	60	12	—	(7)	159
Total revenue	5,282	7,314	1,774	998	(43)	15,325
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	37	58	—	—	95
Less: Realized and unrealized ASC 815 revenue	10	59	(1)	—	—	68
Total revenue from contracts with customers	$5,272	$7,218	$1,717	$998	$(43)	$15,162
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$18	$—	$—	$—	$18
Energy revenue	—	22	—	—	—	22
Capacity revenue	—	32	—	—	—	32
Other revenue	10	3	(1)	—	—	12
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$3,126	$1,239	$1,013	$935	$(8)	$6,305
Business	1,744	4,550	974	—	—	7,268
Total retail revenue(a)	4,870	5,789	1,987	935	(8)	13,573
Energy revenue(a)	23	127	118	—	(6)	262
Capacity revenue(a)	—	80	8	—	(2)	86
Mark-to-market for economic hedging activities(b)	—	14	8	—	2	24
Contract amortization	—	(16)	(1)	—	—	(17)
Other revenue(a)	103	53	9	—	(5)	160
Total revenue	4,996	6,047	2,129	935	(19)	14,088
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	22	25	—	—	47
Less: Realized and unrealized ASC 815 revenue	10	132	42	—	(3)	181
Total revenue from contracts with customers	$4,986	$5,893	$2,062	$935	$(16)	$13,860
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$19	$—	$—	$—	$19
Energy revenue	—	58	38	—	(5)	91
Capacity revenue	—	41	—	—	—	41
Other revenue	10	—	(4)	—	—	6
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815
Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of June 30, 2025 and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,479	$1,220

Accounts receivable, net - Contracts with customers	3,347	3,393
Accounts receivable, net - Accounted for under topics other than ASC 606	70	90
Accounts receivable, net - Affiliate	4	5
Total accounts receivable, net	$3,421	$3,488

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,479	$1,548
Deferred revenues(a)	1,620	1,573
(a)Deferred revenues from contracts with customers as of June 30, 2025 and December 31, 2024 were approximately $1.6 billion and $1.5 billion, respectively.
The revenue recognized from contracts with customers during the three months ended June 30, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $285 million and $266 million, respectively. The revenue recognized from contracts with customers during the six months ended June 30, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $430 million and $395 million, respectively. The change in deferred revenue balances during the three and six months ended June 30, 2025 and 2024 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Note 4 — Acquisitions
Acquisitions
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and a commercial & industrial virtual power plant platform with 6 GW of capacity (the “C&I VPP”). The consideration will consist of 24.25 million shares of NRG common stock and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. As part of the transaction, NRG will also assume $3.2 billion of debt. The Company expects to fund the cash portion of the consideration using a combination of newly-issued debt and cash on hand. The acquisition is expected to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including Hart-Scott-Rodino (“HSR”), FERC, DOJ, and the New York State Public Service Commission (“NYSPSC”). The definitive agreement also provides that, upon termination of the agreement under certain specified circumstances, NRG will be required to pay LS Power a termination fee of $400 million.
In connection with the anticipated acquisition of the LSP Portfolio, NRG entered into a commitment letter for a 364-day Senior Secured Bridge Facility (the “Bridge Facility”) in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the cash consideration for the anticipated acquisition and paying fees and expenses in connection with the acquisition.
Acquisition costs of $23 million for the three and six months ended June 30, 2025, are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in cash consideration, less $1 million in initial working capital adjustments. The acquisition enhances NRG’s integrated supply strategy with critical peaking and baseload capacity in key load zones across Texas.
Acquisition costs of $6 million for the three and six months ended June 30, 2025, are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
The acquisition has been recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair value of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition closing date.
The purchase price is provisionally allocated as follows:

(In millions)
Property, plant and equipment	$647
Derivative instruments - Current assets	6
Derivative instruments - Other assets	2
Derivative instruments - Current liabilities	(34)
Derivative instruments - Other liabilities	(57)
Other, including current and non-current working capital	(5)
Texas Generation Portfolio Purchase Price	$559

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

The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes(a)	$232	$910	$232	$509
Other long-term debt, including current portion	10,777	10,649	10,648	10,252
Total long-term debt, including current portion(b)	$11,009	$11,559	$10,880	$10,761
(a)The Company settled all of the outstanding Convertible Senior Notes as of July 8, 2025. For further discussion, see Note 7, Long-term Debt and Finance Leases
(b)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Term Loan B are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair value of the borrowing under the Revolving Credit Facility approximates the carrying value because the interest rates vary with market interest rates, and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In millions)	Level 2	Level 3	Level 2	Level 3
Convertible Senior Notes	$910	$—	$509	$—
Other long-term debt, including current portion	10,514	135	10,252	—
Total long-term debt, including current portion	$11,424	$135	$10,761	$—
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	June 30, 2025
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$28	$—	$28	$—
Derivative assets:
Foreign exchange contracts	3	—	3	—
Commodity contracts(a)	3,213	490	2,413	310
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	7
Total assets	$3,251	$490	$2,444	$310
Derivative liabilities:
Interest rate contracts	$7	$—	$7	$—
Foreign exchange contracts	3	—	3	—
Commodity contracts(a)	2,815	362	2,224	229
Consumer Financing Program	257	—	—	257
Total liabilities	$3,082	$362	$2,234	$486
(a)Excludes $861 million of derivative assets and $145 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
(a)Excludes $997 million of derivative assets and $227 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The following table reconciles, for the three and six months ended June 30, 2025 and 2024, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Beginning balance	$49	$91	$39	$119
Contracts added from Texas Generation Portfolio acquisition	(91)	—	(91)	—
Total gains/(losses) realized/unrealized included in earnings	22	4	34	(37)
Purchases	37	31	37	31
Transfers into Level 3(b)	63	2	63	17
Transfers out of Level 3(b)	1	(7)	(1)	(9)
Ending balance	$81	$121	$81	$121
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$5	$8	$47	$(29)
(a)Consists of derivative assets and liabilities, net, excluding derivatives liabilities from the Consumer Financing Program, which are presented in a separate table below
(b)Transfers into/out of Level 3 within the fair value hierarchy are related to the availability of consensus pricing and external broker quotes, including volatilities, and are valued as of the end of the reporting period. All transfers in/out of Level 3 are from/to Level 2

Realized and unrealized gains and losses included in earnings that are related to the commodity derivatives are recorded in revenues and cost of operations.

The following table reconciles, for the three and six months ended June 30, 2025 and 2024, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Beginning balance	$(207)	$(124)	$(203)	$(134)
New contractual obligations	(81)	(43)	(113)	(58)
Settlements	31	22	67	43
Total losses included in earnings	—	(6)	(8)	(2)
Ending balance	$(257)	$(151)	$(257)	$(151)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The fair value of the Company’s contracts primarily consist of non-exchange traded contracts based on consensus pricing provided by independent pricing services. As of June 30, 2025, contracts valued with prices provided by models and other valuation techniques made up 10% of derivative assets and 16% of derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial natural gas, power, capacity contracts and RECs executed in illiquid markets, FTRs, certain power options and the Consumer Financing Program. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. Forward capacity prices are based on market information, forecasted future electricity demand and supply, past auctions and internally developed pricing models. REC prices are based on market information and internally developed pricing models. Power options are valued using industry standard option models. The valuation of certain power options includes significant unobservable inputs such as forward volatilities. For FTRs, NRG uses the most recent auction prices to derive the fair value. The Consumer Financing Program derivatives are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates.

The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$32	$9	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$18	$4
Power Contracts	128	66	Discounted Cash Flow	Forward Market Price ($ per MWh)	2	123	36
Capacity Contracts	27	9	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	524	218
RECs	18	38	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	380	15
FTRs	24	12	Discounted Cash Flow	Auction Prices ($ per MWh)	(36,281)	3,011	0
Power Options	81	95	Option Models	Volatilities	24%	774%	126%
Consumer Financing Program	—	257	Discounted Cash Flow	Collateral Default Rates	0.75%	49.78%	8.47%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.62%
			Discounted Cash Flow	Credit Loss Rates	6.30%	60.00%	16.53%
	$310	$486

	December 31, 2024
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$56	$15	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$2	$27	$4
Power Contracts	57	86	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	109	39
Capacity Contracts	34	13	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	220
RECs	30	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	28	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	16,180	0
Consumer Financing Program	—	203	Discounted Cash Flow	Collateral Default Rates	0.52%	76.80%	11.71%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.83%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	14.22%
	$195	$359

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of June 30, 2025 and December 31, 2024:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Natural Gas/Power/Capacity/RECs	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Natural Gas/Power/Capacity/RECs	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Volatilities	Buy	Increase/(Decrease)	Higher/(Lower)
Volatilities	Sell	Increase/(Decrease)	Lower/(Higher)
Collateral Default Rates	n/a	Increase/(Decrease)	Higher/(Lower)
Collateral Prepayment Rates	n/a	Increase/(Decrease)	Lower/(Higher)
Credit Loss Rates	n/a	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of June 30, 2025, the credit reserve was immaterial. As of December 31, 2024, the credit reserve resulted in a $1 million decrease primarily within cost of operations.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of June 30, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $585 million, resulting in a Net Exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 60% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	69%
Financial institutions	31
Total as of June 30, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	64%
Non-investment grade/Non-Rated	36
Total as of June 30, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had exposure to one wholesale counterparty in excess of 10% of total Net Exposure as of June 30, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $774 million for the next five years.
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
As of June 30, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of June 30, 2025, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
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
Interest Rate Derivatives
NRG is exposed to changes in interest rates through the Company's issuance of debt. To mitigate the Company's interest rate risk, NRG enters into interest rate derivatives, including swaps and treasury locks. As of June 30, 2025, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In July 2025, the Company entered into treasury locks with a total notional amount of $1.4 billion.

Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of June 30, 2025, NRG had foreign exchange contracts extending through 2028. The Company marks these derivatives to market through the consolidated statement of operations.
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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2025 and December 31, 2024. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	June 30, 2025	December 31, 2024
Emissions	Short Ton	1	1
Renewable Energy Certificates	Certificates	13	13
Coal	Short Ton	10	10
Natural Gas	MMBtu	691	861
Power	MWh	88	91
Interest	Dollars	700	700
Foreign Exchange	Dollars	350	410
Consumer Financing Program	Dollars	1,340	1,219

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$—	$—	$3	$3
Interest rate contracts - long-term	—	9	4	—
Foreign exchange contracts - current	3	15	1	—
Foreign exchange contracts - long-term	—	7	2	1
Commodity contracts - current	2,020	2,295	1,738	2,067
Commodity contracts - long-term	1,193	1,073	1,077	903
Consumer Financing Program - current	—	—	147	137
Consumer Financing Program - long-term	—	—	110	66
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$3,216	$3,399	$3,082	$3,177
Deferred gains/losses on NPNS contracts - current	309	376	65	90
Deferred gains/losses on NPNS contracts - long-term	552	621	80	137
Deferred gains/losses on NPNS contracts(a)	$861	$997	$145	$227
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,077	$4,396	$3,227	$3,404
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of June 30, 2025
Interest rate contracts:
Derivative liabilities	$(7)	$—	$—	$(7)
Foreign exchange contracts:
Derivative assets	$3	$(2)	$—	$1
Derivative liabilities	(3)	2	—	(1)
Total foreign exchange contracts	$—	$—	$—	$—
Commodity contracts:
Derivative assets	$4,074	$(2,799)	$(381)	$894
Derivative liabilities	(2,960)	2,799	35	(126)
Total commodity contracts	$1,114	$—	$(346)	$768
Consumer Financing Program:
Derivative liabilities	$(257)	$—	$—	$(257)
Total derivative instruments	$850	$—	$(346)	$504

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2024
Interest rate contracts:
Derivative assets	$9	$(3)	$—	$6
Derivative liabilities	(3)	3	—	—
Total interest rate contracts	$6	$—	$—	$6
Foreign exchange contracts:
Derivative assets	$22	$(1)	$—	$21
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$21	$—	$—	$21
Commodity contracts:
Derivative assets	$4,365	$(2,992)	$(168)	$1,205
Derivative liabilities	(3,197)	2,992	61	(144)
Total commodity contracts	$1,168	$—	$(107)	$1,061
Consumer Financing Program:
Derivative liabilities	$(203)	$—	$—	$(203)
Total derivative instruments	$992	$—	$(107)	$885
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

(In millions)	Three months ended June 30,		Six months ended June 30,
Unrealized mark-to-market results	2025	2024	2025	2024
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges(a)	$120	$209	$(98)	$453
Reversal of acquired loss positions related to economic hedges	9	17	5	5
Net unrealized (losses)/gains on open positions related to economic hedges	(412)	649	141	889
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(283)	875	48	1,347
Reversal of previously recognized unrealized losses on settled positions related to trading activity	3	4	2	—
Net unrealized gains on open positions related to trading activity	11	5	8	5
Total unrealized mark-to-market gains for trading activity	14	9	10	5
Total unrealized (losses)/gains - commodities and foreign exchange	$(269)	$884	$58	$1,352
(a)For the three and six months ended June 30, 2025, includes $30 million and $(53) million, respectively, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Total impact to statement of operations - interest rate contracts	$(5)	$6	$(14)	$18
Unrealized gains/(losses) included in revenues - commodities	$13	$93	$(6)	$29
Unrealized (losses)/gains included in cost of operations - commodities	(266)	789	84	1,312
Unrealized (losses)/gains included in cost of operations - foreign exchange	(16)	2	(20)	11
Total impact to statement of operations - commodities and foreign exchange	$(269)	$884	$58	$1,352
Total impact to statement of operations - Consumer Financing Program	$—	$(6)	$(8)	$(2)
The reversals of acquired gain positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the six months ended June 30, 2025, the $141 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT power prices.
For the six months ended June 30, 2024, the $889 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that were in a net liability position as of June 30, 2025 was $579 million. The Company is also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $36 million as of June 30, 2025. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $13 million of additional collateral would be required for all contracts with credit rating contingent features as of June 30, 2025.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	June 30, 2025	December 31, 2024	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Convertible Senior Notes, due 2048	232	232	2.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Revolving Credit Facility	135	—	SOFR + 1.720
Term Loan B, due 2031	1,311	1,317	SOFR + 1.750
Tax-exempt bonds	466	466	1.250 - 4.750
Subtotal recourse debt	11,021	10,892
Finance leases	14	14	various
Subtotal long-term debt and finance leases (including current maturities)	11,035	10,906
Less current maturities	(1,132)	(996)
Less debt issuance costs	(79)	(86)
Discounts	(12)	(12)
Total long-term debt and finance leases	$9,812	$9,812
Recourse Debt
Senior Secured Bridge Facility
In connection with the anticipated acquisition of the LSP Portfolio, NRG entered into a commitment letter for the Bridge Facility in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the consideration for the anticipated acquisition and paying fees and expenses in connection with the anticipated acquisition.
Senior Credit Facility
Amendment to Term Loan
On July 22, 2025, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment to the Second Amended and Restated Credit Agreement (the “Fifteenth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (the “Credit Agreement”).
The Fifteenth Amendment amended the Credit Agreement by adding a new incremental Term Loan B in an aggregate principal amount of $1.0 billion (the “Incremental Term Loan B Facility” and the loans thereunder, the “Incremental Term Loans”), which Incremental Term Loan B Facility is fungible with the Company’s existing Term Loan B facility (the “Existing Term Loan B Facility”). The terms of the Incremental Term Loans are identical to those applicable to the Company’s Existing Term Loan B Facility.
Revolving Credit Facility
On May 27, 2025, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Fourteenth Amendment to the Credit Agreement in order to (i) increase the commitments under the Revolving Credit Facility by $390 million (the “Incremental Commitments”) to an aggregate amount equal to $4.6 billion and (ii) make certain other amendments to the Credit Agreement. The terms of the Incremental Commitments (including pricing) are identical to those applicable to, and constitute the same class as the existing commitments under, the Revolving Credit Facility. As of June 30, 2025, $135 million of borrowings were outstanding, which were fully repaid as of July 31, 2025.
2048 Convertible Senior Notes
Convertible Senior Notes Features — As of June 30, 2025, the Convertible Senior Notes were convertible pursuant to the issuance of the redemption notice into a combination of cash and the Company’s common stock at a price of $40.63 per common share, which is the equivalent to a conversion rate of approximately 24.6144 shares of common stock per $1,000 principal amount of Convertible Senior Notes. The net carrying amounts of the Convertible Senior Notes was $232 million and $231 million as of June 30, 2025 and December 31, 2024, respectively.
The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2025	2024	2025	2024
Contractual interest expense	$1	$2	$3	$6
Amortization of deferred finance costs	—	1	—	1
Total	$1	$3	$3	$7

Effective interest rate	0.79%	0.76%	1.55%	1.54%
Convertible Senior Notes Redemption
On May 15, 2025, the Company issued a notice of redemption for the Convertible Senior Notes. On July 8, 2025 (the “Redemption Date”), the Company used cash on hand to redeem $12 million in aggregate principal amount of the Convertible Senior Notes, at a redemption price equal to 100.000%. The majority of the Convertible Senior Note holders elected to convert the notes prior to the Redemption Date and received $220 million in cash with respect to the remaining principal amount of the Convertible Senior Notes and a total of 3,986,335 shares for the conversion premium.
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”) to effectively lock in a conversion premium of $257 million on the remaining $232 million in aggregate principal amount of the Convertible Senior Notes. In the second quarter of 2025, the expiration date of the options was extended from June 1, 2025 to July 8, 2025. The Capped Calls were exercised and settled on July 8, 2025 in connection with the redemption of the Convertible Senior Notes. For further discussion, see Note 9, Changes in Capital Structure.
Receivables Securitization Facilities
On June 20, 2025, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026.
Texas Development Priorities
On July 31, 2025, NRG entered into a $216 million loan agreement with the PUCT under the Texas Energy Fund (“TEF”, the “TEF loan”) to support development at its T.H. Wharton generation facility, which is currently under construction. The TEF loan bears interest at a fixed coupon rate of 3.000% per annum and has a final maturity date of July 31, 2045. The initial disbursement of funds for the TEF loan occurred in July 2025.

Note 8 — Investments Accounted for Using the Equity Method and Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments and movements in foreign currency exchange rates.
Variable Interest Entities that are Consolidated
The Company has a controlling financial interest that has been identified as a VIE under ASC 810 in NRG Receivables, which has entered into financing transactions related to the Receivables Facility as further described in Note 12, Long-term Debt and Finance Leases, to the Company’s 2024 Form 10-K.

The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Accounts receivable and Other current assets	$2,449	$2,402
Current liabilities	154	155
Net assets	$2,295	$2,247

Note 9 — Changes in Capital Structure
As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2024	650,000	205,064,058	(6,460,055)	198,604,003
Shares issued under LTIPs	—	1,538,327	—	1,538,327
Shares issued under ESPP	—	—	81,903	81,903
Shares repurchased	—	—	(5,594,139)	(5,594,139)
Partial settlement of Capped Call Options	—	—	(134)	(134)
Partial conversion of Convertible Senior Notes	—	—	134	134
Retirement of treasury stock	—	(5,514,606)	5,514,606	—
Balance as of June 30, 2025	650,000	201,087,779	(6,457,685)	194,630,094
Shares issued under LTIPs	—	14,042	—	14,042
Shares repurchased	—	—	(988,749)	(988,749)
Settlement of Capped Call Options	—	—	(4,210,920)	(4,210,920)
Conversion of Convertible Senior Notes	—	—	3,986,335	3,986,335
Retirement of treasury stock	—	(1,091,281)	1,091,281	—
Balance as of July 31, 2025	650,000	200,010,540	(6,579,738)	193,430,802

Common Stock
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. In June 2023, NRG announced an increase to its existing share repurchase authorization to $2.7 billion, to be executed through 2025. In October 2024, the Board of Directors authorized an additional $1.0 billion for share repurchases as part of the existing share repurchase authorization. As of July 31, 2025, $857 million is remaining under the $3.7 billion authorization. The following table summarizes the share repurchases made under the $3.7 billion authorization through July 31, 2025:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(a)	950
Total Share Repurchases during 2023	22,730,940		1,150	(b)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(a)	—
Open market repurchases	10,562,333	$87.57	925
Total Share Repurchases during 2024	11,725,563		$925	(c)
2025 Repurchases:
Open market repurchases(d)	5,594,139	$107.14	600	(e)
Total Share Repurchases during the six months ended June 30, 2025	5,594,139		$600
Open market repurchases July 1, 2025 through July 31, 2025	988,749	$154.30	152
Shares received from the exercise of the Capped Calls Options	224,585	$69.38	16
Total Share Repurchases under the $3.7 billion authorization	41,263,976	$68.88	$2,843
(a)Under the November 6, 2023 ASR, the Company received a total of 18,839,372 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(b)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(c)Excludes $9 million of excise tax accrued in 2024 which was paid in 2025
(d)Includes $6 million accrued as of June 30, 2025
(e)Excludes $4 million accrued for estimated excise tax for the six months ended June 30, 2025
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock based on volume-weighted average prices. The Company received 17,676,142 shares in the fourth quarter of 2023, which were recorded in treasury stock at fair value based on the closing prices of $833 million, with the remaining $117 million recorded in additional paid-in-capital, representing the value of the forward contracts to purchase additional shares. During the first quarter of 2024, the Company received an additional 1,163,230 shares pursuant to the ASR agreements. Upon receipt of the final shares, the Company transferred the $117 million from additional paid-in-capital to treasury stock.
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
NRG Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended June 30, 2025. On July 21, 2025 NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on August 15, 2025 to stockholders of record as of August 1, 2025. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Retirement of Treasury Stock
During the six months ended June 30, 2025 and 2024, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
2025 Retirements:
Shares retired during the first quarter of 2025	3,070,996	$58.23	$179
Shares retired during the second quarter of 2025	2,443,610	73.01	178
Total shares retired during the six months ended June 30, 2025	5,514,606		$357
2024 Retirements:
Shares retired during the first quarter of 2024	1,163,230	$32.67	$38
Shares retired during the second quarter of 2024	1,114,400	33.84	38
Total shares retired during the six months ended June 30, 2024	2,277,630		$76
Capped Call Options
During the second quarter of 2024, the Company entered into Capped Calls. Each had a strike price of $40.63 per share, subject to certain adjustments, which correspond to the conversion price of the Convertible Senior Notes as of June 30, 2025. The Capped Calls had a cap price of $249.00 per share, subject to certain adjustments, and effectively locked in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The Capped Calls were separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in stockholders' equity. In the second quarter of 2024, the Company recorded $253 million as a reduction to additional paid-in capital and a $4 million loss to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. In the second quarter of 2025, the expiration date of the options was extended from June 1, 2025 to July 8, 2025.
Upon the exercise and settlement of the Capped Calls on July 8, 2025, the Company paid a total amount of $292 million, inclusive of the initial conversion premium of $257 million. The Company received 4,210,920 shares of common stock, of which 3,986,335 were issued to the holders of the Convertible Senior Notes upon conversion, and the remaining 224,585 received were retired by the Company as of July 31, 2025.
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

NRG's basic and diluted (loss)/income per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic (loss)/income per share:
Net (loss)/income	$(104)	$738	$646	$1,249
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net (loss)/income available for common stockholders	$(121)	$721	$612	$1,215
Weighted average number of common shares outstanding - basic	196	208	197	209
(Loss)/Income per weighted average common share — basic	$(0.62)	$3.47	$3.11	$5.81

Diluted (loss)/income per share:
Net (loss)/income	$(104)	$738	$646	$1,249
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net (loss)/income available for common stockholders	$(121)	$721	$612	$1,215
Weighted average number of common shares outstanding - basic	196	208	197	209
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	3	2	2
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	—	3	4	3
Weighted average number of common shares outstanding - dilutive	196	214	203	214
(Loss)/Income per weighted average common share — diluted	$(0.62)	$3.37	$3.01	$5.68
For the three months ended June 30, 2025, the Company had 3 million of outstanding equity compensation instruments and 4 million of potential share settlement of the Convertible Senior Notes that were not included in the computation of the Company’s diluted loss per share. For all other periods presented, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company's diluted income per share.

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

	Three months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,847	$2,737	$675	$504	$—	$(23)	$6,740
Operating expenses	2,371	3,048	520	428	52	(23)	6,396
Depreciation and amortization	93	36	11	193	11	—	344
Total operating cost and expenses	2,464	3,084	531	621	63	(23)	6,740
Operating income/(loss)	383	(347)	144	(117)	(63)	—	—
Equity in earnings of unconsolidated affiliates	—	—	1	—	—	—	1
Other income, net	(1)	—	(1)	—	6	—	4
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(148)	—	(148)
Income/(loss) before income taxes	382	(347)	144	(117)	(215)	—	(153)
Income tax benefit	—	—	—	—	(49)	—	(49)
Net income/(loss)	$382	$(347)	$144	$(117)	$(166)	$—	$(104)
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$6	$2	$2	$13	$—	$—	$23

Other segment information
Capital expenditures	$337	$5	$4	$7	$25	$—	$378

	Three months ended June 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,763	$2,532	$910	$467	$—	$(13)	$6,659
Operating expenses	1,719	2,045	851	255	22	(13)	4,879
Depreciation and amortization	77	39	48	186	10	—	360
Impairment losses	—	—	15	—	—	—	15
Total operating cost and expenses	1,796	2,084	914	441	32	(13)	5,254
Gain on sale of assets	—	—	5	—	—	—	5
Operating income/(loss)	967	448	1	26	(32)	—	1,410
Equity in earnings of unconsolidated affiliates	—	—	4	—	—	—	4
Other income, net	—	—	1	(8)	10	—	3
Loss on debt extinguishment	—	—	—	—	(202)	—	(202)
Interest expense	—	—	—	—	(163)	—	(163)
Income/(loss) before income taxes	967	448	6	18	(387)	—	1,052
Income tax expense	—	—	—	—	314	—	314
Net income/(loss)	$967	$448	$6	$18	$(701)	$—	$738
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$9	$—	$4	$—	$—	$—	$13

Other segment information
Capital expenditures	$80	$—	$4	$6	$13	$—	$103

	Six months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$5,282	$7,314	$1,774	$998	$—	$(43)	$15,325
Operating expenses	4,386	6,887	1,536	677	71	(43)	13,514
Depreciation and amortization	176	73	24	375	22	—	670
Total operating cost and expenses	4,562	6,960	1,560	1,052	93	(43)	14,184
Loss on sale of assets	—	—	(7)	—	—	—	(7)
Operating income/(loss)	720	354	207	(54)	(93)	—	1,134
Equity in earnings of unconsolidated affiliates	—	—	3	—	—	—	3
Other income, net	(1)	4	(1)	(8)	22	—	16
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(311)	—	(311)
Income/(loss) before income taxes	719	358	209	(62)	(392)	—	832
Income tax expense	—	—	—	—	186	—	186
Net income/(loss)	$719	$358	$209	$(62)	$(578)	$—	$646
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$13	$1	$4	$25	$—	$—	$43

Other segment information
Capital expenditures	$527	$5	$7	$8	$48	$—	$595

	Six months ended June 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$4,996	$6,047	$2,129	$935	$—	$(19)	$14,088
Operating expenses	3,517	4,940	2,117	503	41	(19)	11,099
Depreciation and amortization	159	78	73	363	20	—	693
Impairment losses	—	—	15	—	—	—	15
Total operating cost and expenses	3,676	5,018	2,205	866	61	(19)	11,807
(Loss)/gain on sale of assets	(4)	—	5	—	—	—	1
Operating income/(loss)	1,316	1,029	(71)	69	(61)	—	2,282
Equity in earnings of unconsolidated affiliates	—	—	7	—	—	—	7
Other income, net	—	—	(1)	(4)	38	—	33
Loss on debt extinguishment	—	—	—	—	(260)	—	(260)
Interest expense	—	—	—	—	(315)	—	(315)
Income/(loss) before income taxes	1,316	1,029	(65)	65	(598)	—	1,747
Income tax expense	—	—	—	—	498	—	498
Net income/(loss)	$1,316	$1,029	$(65)	$65	$(1,096)	$—	$1,249
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$10	$—	$9	$—	$—	$—	$19

Other segment information
Capital expenditures	$125	$—	$10	$10	$27	$—	$172

The following table summarizes balance sheet information by segment:

	As of June 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$47	$—	$—	$—	$47
Goodwill	643	721	159	3,494	—	—	5,017
Total assets	8,646	8,932	2,228	6,731	16,364	(18,813)	24,088

	As of December 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$45	$—	$—	$—	$45
Goodwill	643	721	153	3,494	—	—	5,011
Total assets	6,925	8,021	2,254	6,624	15,543	(15,345)	24,022

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions, except rates)	2025	2024	2025	2024
(Loss)/Income before income taxes	$(153)	$1,052	$832	$1,747
Income tax (benefit)/expense	(49)	314	186	498
Effective income tax rate	32.0%	29.8%	22.4%	28.5%
For the three months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax benefit and permanent differences.
For the six months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.
For the three and six months ended June 30, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The OBBB includes changes to U.S. tax law that will be applicable to NRG beginning in 2025. Any impact of the OBBB on the Company’s condensed consolidated financial statements will be reflected in the third quarter.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed guidance. NRG as an applicable corporation is subject to the CAMT and has reflected the impact in its current and deferred taxes, however, there is no impact on the Company’s provision for income taxes from the CAMT for the three and six months ended June 30, 2025 and 2024.
Uncertain Tax Benefits
As of June 30, 2025, NRG had a non-current tax liability of $60 million for uncertain tax benefits from positions taken on various federal and state income tax returns inclusive of accrued interest. For the six months ended June 30, 2025, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of June 30, 2025, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Revenues from Related Parties Included in Revenue
Gladstone	$—	$—	$1	$1
Ivanpah(a)	12	12	24	25
Midway-Sunset	1	1	2	2
Total	$13	$13	$27	$28
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of June 30, 2025, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. NRG records accruals for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company believes it has established an adequate accrual for the applicable legal matters, including regulatory and environmental matters as further discussed in Note 15, Regulatory Matters, and Note 16, Environmental Matters. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded accruals and that such difference could be material.
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

Consumer Lawsuits
Similar to other energy service companies (“ESCOs”) and smart home companies operating in the industry, from time-to-time, the Company and/or its subsidiaries may be subject to consumer lawsuits in various jurisdictions where they sell natural gas, electricity or smart home solutions.
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
Sales Practice Lawsuit
A Vivint Smart Home competitor has made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020, went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home appealed. The Fourth Circuit Court of Appeals issued its opinion on July 22, 2025, upholding the trial court’s judgment. Following the decision, the Company increased the accrual for this matter as of June 30, 2025 to the amount of the judgment plus accrued interest. The Company is pursuing additional appellate remedies.
Patent Infringement Lawsuit
SB IP Holdings LLC (“Skybell”) v. Vivint Smart Home, Inc. — On October 23, 2023, a jury in the U.S. District Court, Eastern District of Texas, Sherman Division, issued a verdict against the Company in favor of Skybell for $45 million in damages for patent infringement. The patents that were the basis for the claims made by Skybell were ruled invalid by the U.S. International Trade Commission in November 2021. The Company did not believe the verdict was legally supported and pursued appellate remedies. During the second quarter of 2025, the parties entered into a settlement agreement and dismissed the matter and pending appeals.
Winter Storm Uri Lawsuits
The Company has been named in certain property damage and wrongful death claims that have been filed in connection with Winter Storm Uri in its capacity as a generator and a retail electric provider. Most of the lawsuits related to Winter Storm Uri are consolidated into a single multi-district litigation matter in Harris County District Court. NRG's retail electric providers have since been dismissed from the multi-district litigation. As a power generator, the Company is named in various cases with claims ranging from: wrongful death; personal injury only; property damage and personal injury; property damage only; and

subrogation. The First Court of Appeals conditionally granted the generators' mandamus relief, ordering the trial court to grant the generator defendants' Motion to Dismiss. The plaintiffs challenged the ruling and the matters are stayed pending appeals by the various parties. The Company intends to vigorously defend these matters.

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
California Station Power — As the result of unfavorable final and non-appealable litigation, the Company accrued a liability associated with consumption of station power at the Company's Encina power plant facility in California after August 30, 2010. The Company believes it has established an appropriate accrual pending potential regulatory action by San Diego Gas & Electric regarding the Company's Encina facility.
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

Note 16 — Environmental Matters
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to ease the regulatory burden on the electric generation industry, which may affect the outcome of the rulemakings and related legal challenges described below. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the

DOJ filed a motion asking the court to hold proceedings in abeyance while the EPA evaluates the rule. The court granted the motion on February 19, 2025. On June 17, 2025, the EPA proposed to repeal all GHG emission standards for fossil fuel-fired power plants under Section 111 of the CAA. The EPA is proposing to conclude that GHG emissions from domestic fossil fuel-fired EGUs do not contribute to dangerous air pollution at a level sufficient to invoke the EPA’s authority under CAA Section 111. In addition to its primary proposal to repeal all GHG emission standards for the power sector promulgated in both 2015 and 2024, the EPA has included an alternative proposal to repeal only specific portions.
Cross-State Air Pollution Rule (“CSAPR”) — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states (a Federal Implementation Plan or “FIP”) after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’ and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
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
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that creates a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty-three states have challenged this rule in the D.C. Circuit. On June 17, 2025, the EPA proposed to repeal the majority of the 2024 final rule amending the MATS rule. Accordingly, the outcome of this rulemaking is uncertain.
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. During the second quarter of 2025, the EPA announced its intent to update the 2024 rule to advance the goals of the President Trump’s Unleashing American Energy Executive Order to support electric grid reliability and affordability while maintaining compliance with the Clean Water Act.
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
•Known trends that may affect NRG's results of operations and financial condition in the future;
•Results of operations; and
•Liquidity and capital resources including liquidity position, financial condition addressing credit ratings, material cash requirements and commitments, and other obligations.
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2025 and 2024. Also refer to NRG's 2024 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company powering a brighter, smarter future. The Company delivers gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customer’s experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of June 30, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.

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
In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). In December 2024, the PUCT decided to shelve implementation of the PCM for the time being. The Texas Legislature also directed the PUCT to implement additional market design changes such as the creation of a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. The PUCT directed ERCOT to implement DRRS as a standalone product which will delay implementation until 2026 or 2027. Both DRRS and a firming requirement are currently in the design phase with final rules yet to be adopted.
Texas Energy Fund — Through Senate Bill 2627, the Texas Legislature created the TEF, which received voter approval in November 2023, and will provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT adopted a rule in March 2024, which establishes the application and participation requirements and the process by which the Texas Energy Fund loan proceeds for dispatchable generation in ERCOT will be distributed. The initial window for submitting loan applications was opened on June 1, 2024 and closed on July 27, 2024. NRG, through its subsidiaries, filed for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. The PUCT also adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements. In January 2025, the PUCT began accepting applications for completion bonus grants, and NRG, through its subsidiaries, has filed applications for each of the three projects referenced above. The 89th Texas Legislature passed Senate Bill 2268, which separated the 10,000 MW collective cap on the ERCOT loan and grant programs resulting in a 10,000 MW cap for the loan program and a separate 10,000 MW cap for the completion bonus grant program.
On August 29, 2024, the PUCT approved an initial portfolio of projects to move into a due diligence process with its third-party administrator. T.H. Wharton generation facility's 415 MW gas peaking unit, which is projected to become commercially operational in 2026, was among the projects selected to move into due diligence, and that process is underway. On December 12, 2024, the PUCT approved Cedar Bayou Unit 5’s 689 MW combined cycle generating facility project to move into due diligence. On March 13, 2025, the PUCT approved Greens Bayou Unit 6’s 443 MW gas peaking unit project to move into due diligence. Cedar Bayou Unit 5 and Greens Bayou Unit 6 are projected to become commercially operational in 2028.
On July 31, 2025, NRG entered into a $216 million loan agreement with the PUCT under the TEF to support development at its T.H. Wharton generation facility, which is currently under construction. The TEF loan bears interest at a fixed coupon rate of 3.000% per annum and has a final maturity date of July 31, 2045. The initial disbursement of funds for the TEF loan occurred in July 2025, and commercial operation of the 415 MW facility is expected by summer 2026.
Real-time Co-optimization of Energy and Ancillary Services (“RTC”) — ERCOT is progressing with a multi-year project to upgrade its systems to co-optimize the dispatch of energy and ancillary services in real-time. The RTC project will also replace the Operating Reserve Demand Curve with demand curves for each ancillary service product which will act as the primary scarcity pricing mechanism when energy or ancillary services are in shortage. ERCOT has commenced market trials for testing the RTC project which began in Spring 2025 and will continue through Fall 2025 with production to go-live on December 5, 2025.
Senate Bill 6 (“SB 6”) — On June 20, 2025, the Governor of Texas signed SB 6 into law, which includes various provisions that concern how both ERCOT, transmission and distribution utilities, and power generation companies plan for and serve large loads (defined as 75 MWs and above) in the ERCOT market. SB 6 requires load forecasting by requiring criteria for inclusion into the forecast and by requiring financial commitments upon a request for a large load customer seeking interconnection to begin engineering studies. In addition, SB 6 includes processes by which large loads should be required or incentivized to curtail their operations. At the same time, SB 6 establishes a PUCT regulatory procedure to minimize potential reliability and stranded-cost impacts that may be associated with large load co-locations with power generators that were interconnected to ERCOT as of September 1, 2025. Generators connected to the grid after this date and co-location arrangements that existed as of January 1, 2025 are exempt from this procedure. Finally, SB 6 requires the PUCT to investigate revising the cost allocation and rate design that governs the ERCOT transmission system. PUCT rulemaking will be required for each major component of SB 6.
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
On July 22, 2025, PJM announced the results of its Base Residual Auction for the 2026/2027 planning year. The price came in at the FERC-approved cap of $329.17/MW-day for the entire PJM footprint of which NRG cleared approximately 1,008 MWs from the Company’s PJM generation fleet. NRG’s expected capacity revenues from the base residual auction for the 2026/2027 delivery year is approximately $121 million.
Other Regulatory Matters
From time to time, NRG entities may be subject to examinations, investigations and/or enforcement actions by federal, state and provincial licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the Company's operations including unit retirements or impose obligations related to historic coal ash use, storage and disposal. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to ease the regulatory burden on the electric generation industry, which may affect the outcome of the rulemakings and related legal challenges described below. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.
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

CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions will be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. On February 5, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the EPA evaluates the rule. The court granted the motion on February 19, 2025. On June 17, 2025, the EPA proposed to repeal all GHG emission standards for fossil fuel-fired power plants under Section 111 of the CAA. The EPA is proposing to conclude that GHG emissions from domestic fossil fuel-fired EGUs do not contribute to dangerous air pollution at a level sufficient to invoke the EPA’s authority under CAA Section 111. In addition to its primary proposal to repeal all GHG emission standards for the power sector promulgated in both 2015 and 2024, the EPA has included an alternative proposal to repeal just specific portions.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication version of a FIP after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas' and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’ and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
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
MATS — On May 7, 2024, the EPA promulgated a final rule that amends the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that creates a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty three states have challenged this rule in the D.C. Circuit. On June 17, 2025, the EPA proposed to repeal the majority of the 2024 final rule amending the MATS rule. Accordingly, the outcome of this rulemaking is uncertain. The Company anticipates that the U.S. presidential administration will substantively revise this rule.
Water
The Company is required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. As with air quality regulations, federal and state water regulations have become more stringent and imposed new requirements.
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. In 2017, the EPA promulgated a final rule that, among other things, postponed the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA amended the rule. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases have been consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. During the second quarter of 2025, the EPA announced its intent to update the 2024 rule to advance the goals of the current U.S.

Presidential Administration’s Unleashing American Energy Executive Order to support electric grid reliability and affordability while maintaining compliance with the Clean Water Act.
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

Significant Events
The following significant events have occurred during 2025 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. As part of the transaction, NRG will also assume $3.2 billion of debt. The acquisition is expected to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions.

Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $1 million in initial working capital adjustments. For further discussion, see Note 4, Acquisitions. The Company acquired the following generation facilities:

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
(a) Capacity is an estimate as of the acquisition date and can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT requires periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time
Capital Allocation
During the six months ended June 30, 2025, the Company completed $600 million of open market share repurchases at an average price of $107.14 per share. Through July 31, 2025, an additional $168 million share repurchases were completed. As of July 31, 2025, $857 million is remaining under the $3.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
In the first quarter of 2025, NRG increased the annual common stock dividend to $1.76 from $1.63 per share, representing an 8% increase from 2024. The Company targets an annual dividend growth rate of 7-9% per share in subsequent years.
Operations
On August 1, 2025, NRG entered into 295 MW of retail agreements to power data centers. The data centers will be constructed on two NRG-owned sites in Texas, with initial powering expected by the second half of 2026, and to be fully online by 2030.
On July 31 2025, NRG entered into a $216 million loan agreement with the PUCT under the TEF to support development at its T.H. Wharton generation facility, which is currently under construction. The TEF loan bears interest at a fixed coupon rate of 3.000% per annum and has a final maturity date of July 31, 2045. The initial disbursement of funds for the TEF loan occurred in July 2025, and commercial operation of the 415 MW facility is expected by summer 2026. In March 2025, the PUCT selected the 443 MW Greens Bayou project to advance to the next phase of due diligence, marking the third NRG project chosen under the TEF due diligence process. This project is expected to be operational in 2028.
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
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Revenue
Retail revenue	$6,519	$6,344	$175	$14,735	$13,573	$1,162
Energy revenue(a)	99	110	(11)	344	262	82
Capacity revenue(a)	61	44	17	108	86	22
Mark-to-market for economic hedging activities	(1)	84	(85)	(16)	24	(40)
Contract amortization	—	(7)	7	(5)	(17)	12
Other revenues(a)(b)	62	84	(22)	159	160	(1)
Total revenue	6,740	6,659	81	15,325	14,088	1,237
Operating Costs and Expenses
Cost of fuel	251	169	(82)	585	352	(233)
Purchased energy and other cost of sales(c)	4,541	4,455	(86)	10,723	9,948	(775)
Mark-to-market for economic hedging activities	282	(791)	(1,073)	(64)	(1,323)	(1,259)
Contract and emissions credit amortization(c)	3	(17)	(20)	28	46	18
Operations and maintenance	434	423	(11)	722	791	69
Other cost of operations	118	89	(29)	196	176	(20)
Cost of operations (excluding depreciation and amortization shown below)	5,629	4,328	(1,301)	12,190	9,990	(2,200)
Depreciation and amortization	344	360	16	670	693	23
Impairment losses	—	15	15	—	15	15
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $68, $47,$133 and $89, respectively, which are included in depreciation and amortization shown separately above)	724	545	(179)	1,273	1,094	(179)
Acquisition-related transaction and integration costs	43	6	(37)	51	15	(36)
Total operating costs and expenses	6,740	5,254	(1,486)	14,184	11,807	(2,377)
Gain/(loss) on sale of assets	—	5	(5)	(7)	1	(8)
Operating Income	—	1,410	(1,410)	1,134	2,282	(1,148)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	4	(3)	3	7	(4)
Other income, net	4	3	1	16	33	(17)
Loss on debt extinguishment	(10)	(202)	192	(10)	(260)	250
Interest expense	(148)	(163)	15	(311)	(315)	4
Total other expense	(153)	(358)	205	(302)	(535)	233
(Loss)/Income Before Income Taxes	(153)	1,052	(1,205)	832	1,747	(915)
Income tax (benefit)/expense	(49)	314	363	186	498	312
Net (Loss)/Income	$(104)	$738	$(842)	$646	$1,249	$(603)
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended June 30, 2025 and 2024
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2025 and 2024.

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2025	2024	Change %
Texas
ERCOT - Houston(a)	$44.41	$42.05	6%
ERCOT - North(a)	37.86	37.07	2%

East
NY J/NYC(b)	$51.20	$35.93	42%
NEPOOL(b)	45.85	34.50	33%
COMED (PJM)(b)	40.96	29.31	40%
PJM West Hub(b)	52.75	37.75	40%

West
MISO - Louisiana Hub(b)	$48.40	$30.60	58%
CAISO - SP15(b)	16.85	7.97	111%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	Change %
($/MMBtu)	$3.44	$1.89	82%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,779	$2,608	$646	$504	$(18)	$6,519
Energy revenue	15	64	20	—	—	99
Capacity revenue	—	55	6	—	—	61
Mark-to-market for economic hedging activities	—	3	(2)	—	(2)	(1)
Other revenue(a)	53	7	5	—	(3)	62
Total revenue	2,847	2,737	675	504	(23)	6,740
Cost of fuel	(201)	(35)	(15)	—	—	(251)
Purchased energy and other cost of sales(b)(c)(d)	(1,645)	(2,332)	(519)	(53)	8	(4,541)
Mark-to-market for economic hedging activities	(6)	(391)	113	—	2	(282)
Contract and emissions credit amortization	(3)	2	(2)	—	—	(3)
Depreciation and amortization	(93)	(36)	(11)	(193)	(11)	(344)
Gross margin	$899	$(55)	$241	$258	$(24)	$1,319
Less: Mark-to-market for economic hedging activities, net	(6)	(388)	111	—	—	(283)
Less: Contract and emissions credit amortization, net	(3)	2	(2)	—	—	(3)
Less: Depreciation and amortization	(93)	(36)	(11)	(193)	(11)	(344)
Economic gross margin	$1,001	$367	$143	$451	$(13)	$1,949
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $861 million, $66 million and $196 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	10,094	3,443	542	—	—	14,079
Business electricity sales volume (GWh)	10,137	11,055	2,742	—	—	23,934
Home natural gas sales volume (MDth)	—	6,218	8,565	—	—	14,783
Business natural gas sales volume (MDth)	—	308,979	40,580	—	—	349,559
Average retail Home customer count (in thousands)(a)	2,949	2,189	717	—	—	5,855
Ending retail Home customer count (in thousands)(a)	2,904	2,164	711	—	—	5,779
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,212	—	2,212
Ending Vivint Smart Home customer count (in thousands) (b)	—	—	—	2,268	—	2,268
Power generation
GWh sold	6,940	940	572	—	—	8,452
GWh generated(c)
Coal	5,205	487	—	—	—	5,692
Gas	1,735	1	571	—	—	2,307
Oil	—	4	—	—	—	4
Renewables	—	—	1	—	—	1
Total	6,940	492	572	—	—	8,004
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Three months ended June 30, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,692	$2,361	$832	$467	$(8)	$6,344
Energy revenue	16	46	51	—	(3)	110
Capacity revenue	—	39	6	—	(1)	44
Mark-to-market for economic hedging activities	—	65	17	—	2	84
Contract amortization	—	(6)	(1)	—	—	(7)
Other revenue(a)	55	27	5	—	(3)	84
Total revenue	2,763	2,532	910	467	(13)	6,659
Cost of fuel	(124)	(25)	(20)	—	—	(169)
Purchased energy and other cost of sales(b)(c)(d)	(1,729)	(2,004)	(689)	(39)	6	(4,455)
Mark-to-market for economic hedging activities	605	203	(15)	—	(2)	791
Contract and emissions credit amortization	(2)	20	(1)	—	—	17
Depreciation and amortization	(77)	(39)	(48)	$(186)	(10)	(360)
Gross margin	$1,436	$687	$137	$242	$(19)	$2,483
Less: Mark-to-market for economic hedging activities, net	605	268	2	—	—	875
Less: Contract and emissions credit amortization, net	(2)	14	(2)	—	—	10
Less: Depreciation and amortization	(77)	(39)	(48)	(186)	(10)	(360)
Economic gross margin	$910	$444	$185	$428	$(9)	$1,958
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $840 million, $71 million and $249 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	10,528	3,615	498	—	—	14,641
Business electricity sales volume (GWh)	10,180	11,695	2,974	—	—	24,849
Home natural gas sales volume (MDth)	—	5,683	9,922	—	—	15,605
Business natural gas sales volume (MDth)	—	336,160	43,562	—	—	379,722
Average retail Home customer count (in thousands)(a)	2,975	2,189	766	—	—	5,930
Ending retail Home customer count (in thousands)(a)	2,960	2,194	772	—	—	5,926
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,071	—	2,071
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,106	—	2,106
Power generation
GWh sold	4,784	1,033	1,290	—	—	7,107
GWh generated(c)
Coal	2,372	574	—	—	—	2,946
Gas	2,412	—	1,288	—	—	3,700
Renewables	—	—	2	—	—	2
Total	4,784	574	1,290	—	—	6,648
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2025
CDDs(a)	1,102	379	592
HDDs(a)	49	482	195
2024
CDDs	1,173	431	638
HDDs	31	435	200
10-year average
CDDs	1,014	362	563
HDDs	56	525	196
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
Gross margin decreased $1.2 billion and economic gross margin decreased $9 million during the three months ended June 30, 2025, compared to the same period in 2024.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue of $105 million, primarily driven by changes in customer term, product and mix •a 1%, or $4 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company's diversified supply strategy	$101
Lower gross margin primarily due to a decrease in residential load attributed to weather	(16)
Other	6
Increase in economic gross margin	$91
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(611)
Increase in contract and emissions credit amortization	(1)
Increase in depreciation and amortization	(16)
Decrease in gross margin	$(537)

East

(In millions)
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	$(17)
Lower electric gross margin due to higher supply costs of $13.25 per MWh, or $193 million, driven primarily by increases in power prices, partially offset by higher net revenue rates of $7.00 per MWh, or $102 million as a result of changes in customer term, product, and mix	(91)
Lower electric gross margin from a decrease in load and change in customer mix	(9)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in higher net revenue rates from changes in customer term, product, and mix of $0.95 per Dth, or $289 million, partially offset by higher supply costs of $0.80 per Dth, or $251 million, driven by an increase in gas costs	38
Lower natural gas gross margin due to a decrease in load and change in customer mix	(7)
Lower gross margin due to a decrease in average realized prices at Midwest Generation, partially offset by an increase in generation volumes as a result of spark spread expansion in NYISO	(5)
Higher gross margin due to a 200% increase in PJM capacity prices and a 23% increase in NYISO capacity prices	18
Other	(4)
Decrease in economic gross margin	$(77)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(656)
Increase in contract amortization	(12)
Decrease in depreciation and amortization	3
Decrease in gross margin	$(742)

West/Services/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(40)
Higher electric gross margin due to higher revenue rates of $6.75 per MWh, or $22 million and lower supply costs of $4.00 per MWh, or $12 million	34
Higher gross margin primarily due to an increase in home protection plan sales	4
Lower natural gas gross margin due to a change in customer mix	(3)
Lower gross margin at Cottonwood driven by the expiration of the facility lease in May 2025	(21)
Lower gross margin at Cottonwood due to spark spread contraction, partially offset by favorable capacity pricing	(14)
Other	(2)
Decrease in economic gross margin	$(42)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	109
Decrease in depreciation and amortization	37
Increase in gross margin	$104

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers, or $25 million and higher revenue rates of $1.73 per customer or $11 million	$36
Lower gross margin due to a decrease in non-recurring sales revenue	(7)
Other	(6)
Increase in economic gross margin	$23
Increase in depreciation and amortization	(7)
Increase in gross margin	$16

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $1.2 billion during the three months ended June 30, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(6)	$1	$—	$(5)
Net unrealized gains/(losses) on open positions related to economic hedges	—	9	(3)	(2)	4
Total mark-to-market gains/(losses) in revenue	$—	$3	$(2)	$(2)	$(1)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges(a)	$8	$58	$59	$—	$125
Reversal of acquired loss positions related to economic hedges	6	3	—	—	9
Net unrealized (losses)/gains on open positions related to economic hedges	(20)	(452)	54	2	(416)
Total mark-to-market (losses)/gains in operating costs and expenses	$(6)	$(391)	$113	$2	$(282)
(a)Includes $30 million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
For the three months ended June 30, 2025, the $1 million loss in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, largely offset by an increase in the value of open positions in East as a result of decreases in Northeast power prices. The $282 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions in East as a result of decreases in natural gas prices and Northeast power prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2025	2024
Trading (losses)/gains
Realized	$(3)	$—
Unrealized	14	9
Total trading gains	$11	$9

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended June 30, 2025	$235	$97	$50	$57	$(5)	$434
Three months ended June 30, 2024	230	80	55	57	1	423
Operations and maintenance expense increased by $11 million for the three months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase driven by higher retail operations costs	$17
Increase due to the acquisition of the Texas Generation Portfolio facilities in April 2025	7
Decrease due to the disposition of Services businesses	(20)
Other	7
Increase in operations and maintenance expense	$11
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Three months ended June 30, 2025	$70	$44	$3	$1	$118
Three months ended June 30, 2024	57	26	4	2	89
Other cost of operations for the three months ended June 30, 2025 increased by $29 million, when compared to the same period in 2024, due to the following:

(In millions)
Increase primarily due to changes in current year ARO cost estimates at Jewett Mine and in the East	$30
Other	(1)
Increase in other cost of operations	$29

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Three months ended June 30, 2025	$93	$36	$11	$193	$11	$344
Three months ended June 30, 2024	77	39	48	186	10	360

Depreciation and amortization decreased by $16 million for the three months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease in amortization due to the disposition of Services businesses	$(26)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	43
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(30)
Other	(3)
Decrease in depreciation and amortization	$(16)
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended June 30, 2025	$211	$151	$44	$317	$1	$724
Three months ended June 30, 2024	182	133	67	155	8	545
Selling, general and administrative costs increased by $179 million for the three months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase due to reserves for legal matters in 2025	$163
Increase in equity linked compensation primarily driven by a higher share price in 2025	26
Increase in personnel costs	10
Decrease due to the disposition of Services businesses	(10)
Decrease in marketing and media expenses	(5)
Other	(5)
Increase in selling, general and administrative costs	$179
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $43 million and $6 million for the three months ended June 30, 2025 and 2024, respectively, include:

	Three months ended June 30,
(In millions)	2025	2024
LSP Portfolio acquisition costs	$23	$—
Vivint Smart Home integration costs	13	5
Texas Generation Portfolio acquisition costs	6	—
Other integration costs	1	1
Acquisition-related transaction and integration costs	$43	$6
Loss on Debt Extinguishment
A loss on debt extinguishment of $202 million was recorded for the three months ended June 30, 2024, driven by the repurchase of a portion of the Convertible Senior Notes.
Income Tax (Benefit)/Expense
For the three months ended June 30, 2025, income tax benefit of $49 million was recorded on pre-tax loss of $153 million. For the same period in 2024, an income tax expense of $314 million was recorded on pre-tax income of $1.1 billion. The effective tax rates were 32.0% and 29.8% for the three months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax benefit and permanent differences. For the same period in 2024, the effective tax rate was higher than the statutory rate of 21% primarily due to the state tax expense and permanent differences.

Management’s discussion of the results of operations for the six months ended June 30, 2025 and 2024
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2025 and 2024.

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2025	2024	Change %
Texas
ERCOT - Houston (a)	$38.84	$34.07	14%
ERCOT - North(a)	36.62	31.18	17%

East
NY J/NYC(b)	$80.82	$42.13	92%
NEPOOL(b)	77.34	41.00	89%
COMED (PJM)(b)	41.59	29.74	40%
PJM West Hub(b)	56.46	36.75	54%

West
MISO - Louisiana Hub(b)	$47.77	$29.33	63%
CAISO - SP15(b)	21.66	20.69	5%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change %
($/MMBtu)	$3.55	$2.07	71%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$5,166	$6,958	$1,647	$998	$(34)	$14,735
Energy revenue	22	222	101	—	(1)	344
Capacity revenue	—	95	14	—	(1)	108
Mark-to-market for economic hedging activities	—	(16)	—	—	—	(16)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	94	60	12	—	(7)	159
Total revenue	5,282	7,314	1,774	998	(43)	15,325
Cost of fuel	(378)	(143)	(64)	—	—	(585)
Purchased energy and other cost of sales(b)(c)(d)	(3,166)	(6,084)	(1,402)	(87)	16	(10,723)
Mark-to-market for economic hedging activities	32	(83)	115	—	—	64
Contract and emissions credit amortization	(4)	(22)	(2)	—	—	(28)
Depreciation and amortization	(176)	(73)	(24)	$(375)	(22)	(670)
Gross margin	$1,590	$909	$397	$536	$(49)	$3,383
Less: Mark-to-market for economic hedging activities, net	32	(99)	115	—	—	48
Less: Contract and emissions credit amortization, net	(4)	(27)	(2)	—	—	(33)
Less: Depreciation and amortization	(176)	(73)	(24)	(375)	(22)	(670)
Economic gross margin	$1,738	$1,108	$308	$911	$(27)	$4,038
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.7 billion, $130 million and $619 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	18,559	7,600	1,223	—	—	27,382
Business electricity sales volume (GWh)	19,065	22,150	5,656	—	—	46,871
Home natural gas sales volume (MDth)	—	32,858	43,669	—	—	76,527
Business natural gas sales volume (MDth)	—	809,558	94,650	—	—	904,208
Average retail Home customer count (in thousands)(a)	2,930	2,196	719	—	—	5,845
Ending retail Home customer count (in thousands)(a)	2,904	2,164	711	—	—	5,779
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,185	—	2,185
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,268	—	2,268
Power generation
GWh sold	12,581	2,863	2,116	—	—	17,560
GWh generated(c)
Coal	10,015	1,696	—	—	—	11,711
Gas	2,566	2	2,114	—	—	4,682
Oil	—	7	—	—	—	7
Renewables	—	—	2	—	—	2
Total	12,581	1,705	2,116	—	—	16,402
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

	Six months ended June 30, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$4,870	$5,789	$1,987	$935	$(8)	$13,573
Energy revenue	23	127	118	—	(6)	262
Capacity revenue	—	80	8	—	(2)	86
Mark-to-market for economic hedging activities	—	14	8	—	2	24
Contract amortization	—	(16)	(1)	—	—	(17)
Other revenue(a)	103	53	9	—	(5)	160
Total revenue	4,996	6,047	2,129	935	(19)	14,088
Cost of fuel	(245)	(54)	(53)	—	—	(352)
Purchased energy and other cost of sales(b)(c)(d)	(3,216)	(4,956)	(1,717)	(71)	12	(9,948)
Mark-to-market for economic hedging activities	830	605	(110)	—	(2)	1,323
Contract and emissions credit amortization	(2)	(42)	(2)	—	—	(46)
Depreciation and amortization	(159)	(78)	(73)	$(363)	(20)	(693)
Gross margin	$2,204	$1,522	$174	$501	$(29)	$4,372
Less: Mark-to-market for economic hedging activities, net	830	619	(102)	—	—	1,347
Less: Contract and emissions credit amortization, net	(2)	(58)	(3)	—	—	(63)
Less: Depreciation and amortization	(159)	(78)	(73)	(363)	(20)	(693)
Economic gross margin	$1,535	$1,039	$352	$864	$(9)	$3,781
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.6 billion, $136 million and $657 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	18,414	7,446	1,140	—	—	27,000
Business electricity sales volume (GWh)	19,740	23,209	6,012	—	—	48,961
Home natural gas sales volume (MDth)	—	30,113	45,042	—	—	75,155
Business natural gas sales volume (MDth)	—	805,824	97,693	—	—	903,517
Average retail Home customer count (in thousands)(a)	2,951	2,174	764	—	—	5,889
Ending retail Home customer count (in thousands)(a)	2,960	2,194	772	—	—	5,926
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,056	—	2,056
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,106	—	2,106
Power generation
GWh sold	8,315	2,118	2,874	—	—	13,307
GWh generated(c)
Coal	4,936	965	—	—	—	5,901
Gas	3,379	—	2,871	—	—	6,250
Oil	—	3	—	—	—	3
Renewables	—	—	3	—	—	3
Total	8,315	968	2,874	—	—	12,157
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2025
CDDs(a)	1,254	411	657
HDDs(a)	1,063	2,971	1,376
2024
CDDs	1,289	463	687
HDDs	916	2,648	1,299
10-year average
CDDs	1,132	404	616
HDDs	988	2,925	1,283
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
Gross margin decreased $989 million and economic gross margin increased $257 million, both of which include intercompany sales, during the six months ended June 30, 2025, compared to the same period in 2024.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue of $229 million, primarily driven by changes in customer term, product and mix •a 2%, or $35 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company's diversified supply strategy	$194
Higher gross margin primarily due to an increase in residential load attributed to weather	4
Other	5
Increase in economic gross margin	$203
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(798)
Increase in contract and emissions credit amortization	(2)
Increase in depreciation and amortization	(17)
Decrease in gross margin	$(614)

East

(In millions)
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	$(25)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in higher revenue rates from changes in customer term, product, and mix of $1.20 per Dth, or $990 million, partially offset by higher supply costs of $1.05 per Dth, or $863 million, driven by an increase in gas costs	127
Higher natural gas gross margin due to an increase in load of 4.4 MMDth from weather	10
Lower natural gas gross margin due to a change in customer mix	(6)
Lower electric gross margin due to higher supply costs of $10.00 per MWh, or $298 million driven primarily by increases in power prices, partially offset by higher net revenue rates of $7.50 per MWh, or $206 million, as a result of changes in customer term, product and mix	(92)
Higher electric gross margin due to an increase in load of 183 GWhs from weather	5
Higher gross margin due to an increase in generation volumes as a result of spark spread expansion in NYISO, partially offset by a decrease in average realized prices at Midwest Generation	17
Higher gross margin due to a 150% increase in PJM capacity prices and a 62% increase in NYISO capacity prices	35
Other	(2)
Increase in economic gross margin	$69
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(718)
Decrease in contract amortization	31
Decrease in depreciation and amortization	5
Decrease in gross margin	$(613)

West/Services/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(83)
Higher electric gross margin due to lower supply costs of $8.50 per MWh, or $59 million, partially offset by lower revenue rates of $2.50 per MWh, or $20 million	39
Higher natural gas gross margin due to lower supply costs of $0.10 per Dth, or $13 million and higher net revenue of $2 million	15
Higher gross margin primarily due to an increase in home protection plan sales	20
Lower gross margin at Cottonwood driven by the expiration of the facility lease in May 2025	(21)
Lower gross margin at Cottonwood due to spark spread contraction, partially offset by favorable capacity pricing	(12)
Other	(2)
Decrease in economic gross margin	$(44)
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	217
Decrease in contract amortization	1
Decrease in depreciation and amortization	49
Increase in gross margin	$223

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers, or $52 million and higher revenue rates of $1.16 per customer or $15 million	$67
Lower gross margin due to a decrease in non-recurring sales revenue	(12)
Other	(8)
Increase in economic gross margin	$47
Increase in depreciation and amortization	(12)
Increase in gross margin	$35

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $1.3 billion during the six months ended June 30, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Six months ended June 30, 2025
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(7)	$(2)	$—	$(9)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(9)	2	—	(7)
Total mark-to-market losses in revenue	$—	$(16)	$—	$—	$(16)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(137)	$(65)	$113	$—	$(89)
Reversal of acquired loss/(gain) positions related to economic hedges	9	(4)	—	—	5
Net unrealized gains/(losses) on open positions related to economic hedges	160	(14)	2	—	148
Total mark-to-market gains/(losses) in operating costs and expenses	$32	$(83)	$115	$—	$64
(a)Includes $(53) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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

For the six months ended June 30, 2025, the $16 million loss in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in the value of East open positions as a result of increases in Northeast power prices. The $64 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of Texas open positions as a result of increases in ERCOT power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2025	2024
Trading gains
Realized	$1	$5
Unrealized	10	5
Total trading gains	$11	$10

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Six months ended June 30, 2025	$329	$198	$91	$117	$(13)	$722
Six months ended June 30, 2024	415	157	107	111	1	791

Operations and maintenance expense decreased by $69 million for the six months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	$(100)
Decrease due to the disposition of Services businesses	(38)
Increase in planned major maintenance expenditures associated with the scope of outages at Powerton and Cottonwood, partially offset by the timing of planned maintenance expenditures in Texas	28
Increase driven by higher retail operations costs	22
Increase due to the acquisition of the Texas Generation Portfolio facilities in April 2025	7
Increase driven by higher Vivint Smart Home operations costs to support customer growth	6
Other	6
Decrease in operations and maintenance expense	$(69)
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Six months ended June 30, 2025	$125	$63	$6	$2	$196
Six months ended June 30, 2024	107	58	7	4	176

Other cost of operations increased by $20 million for the six months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase due to changes in current year ARO cost estimates at Jewett Mine, partially offset by changes in current year ARO cost estimates at Midwest Generation	$17
Other	3
Increase in other cost of operations	$20
Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Six months ended June 30, 2025	$176	$73	$24	$375	$22	$670
Six months ended June 30, 2024	159	78	73	363	20	693
Depreciation and amortization decreased by $23 million for the six months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease in amortization due to the disposition of Services businesses	$(32)
Decrease in amortization primarily due to the roll off of intangibles in Texas, East and West	(18)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	86
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(60)
Other	1
Decrease in depreciation and amortization	$(23)
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Six months ended June 30, 2025	$416	$294	$86	$470	$7	$1,273
Six months ended June 30, 2024	362	278	121	309	24	1,094
Selling, general and administrative costs increased by $179 million for the six months ended June 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase due to reserves for legal matters in 2025	$175
Increase in equity linked compensation primarily driven by a higher share price in 2025	31
Increase in personnel costs	28
Decrease due to the disposition of Services businesses	(22)
Decrease in provision for credit losses primarily due to improved customer payment behavior	(20)
Decrease in marketing and media expenses	(9)
Other	(4)
Increase in selling, general and administrative costs	$179

Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $51 million and $15 million for the six months ended June 30, 2025 and 2024, respectively, include:

	Six months ended June 30,
(In millions)	2025	2024
LSP Portfolio acquisition costs	$23	$—
Vivint Smart Home integration costs	21	13
Texas Generation Portfolio acquisition costs	6	—
Other integration costs	1	2
Acquisition-related transaction and integration costs	$51	$15
Other Income, Net
Other income, net decreased by $17 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower interest income in 2025 and an indemnity reduction recorded in 2024.
Loss on Debt Extinguishment
A loss on debt extinguishment of $260 million was recorded for the six months ended June 30, 2024, driven by the repurchase of a portion of the Convertible Senior Notes.
Income Tax Expense
For the six months ended June 30, 2025, an income tax expense of $186 million was recorded on a pre-tax income of $832 million. For the same period in 2024, income tax expense of $498 million was recorded on pre-tax income of $1.7 billion. The effective tax rates were 22.4% and 28.5% for the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences. For the same period in 2024, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2025 and December 31, 2024, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $5.3 billion and $5.4 billion, respectively, was comprised of the following:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$180	$966
Restricted cash - operating	11	4
Restricted cash - reserves(a)	6	4
Total	197	974
Total availability under Revolving Credit Facility and collective collateral facilities(b)	5,058	4,469
Total liquidity, excluding funds deposited by counterparties	$5,255	$5,443
(a) Includes reserves primarily for debt service, performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $7.8 billion and $7.3 billion as of June 30, 2025 and December 31, 2024, respectively

For the six months ended June 30, 2025, total liquidity, excluding funds deposited by counterparties, decreased by $188 million. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2025 were predominantly held in bank deposits.
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
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock, and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. As part of the transaction, NRG will also assume $3.2 billion of debt. The Company expects to fund the cash portion of the consideration using a combination of newly-issued secured debt and cash on hand. The acquisition is expected to close in the first quarter of 2026 and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions.
In connection with the anticipated acquisition of the LSP Portfolio, NRG entered into a commitment letter for the Bridge Facility in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the consideration for the anticipated acquisition and paying fees and expenses in connection with the anticipated acquisition. See Note 7, Long-term Debt and Finance Leases
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $1 million in initial working capital adjustments. For further discussion, see Note 4, Acquisitions.
Receivables Securitization Facilities
On June 20, 2025, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026.
Amendment to Term Loan
On July 22, 2025, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment with, among others, the Agent, and certain financial institutions, as lenders, which amended the Credit Agreement by adding a new incremental Term Loan B in an aggregate principal amount of $1.0 billion. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Revolving Credit Facility
On May 27, 2025, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Fourteenth Amendment to the Credit Agreement in order to (i) increase the commitments under the Revolving Credit Facility by the Incremental Commitments to an aggregate amount equal to $4.6 billion and (ii) make certain other amendments to the Credit Agreement. As of June 30, 2025, $135 million of borrowings were outstanding, which were fully repaid as of July 31, 2025. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Convertible Senior Notes Redemption
On May 15, 2025, the Company issued a notice of redemption for the Convertible Senior Notes. On the Redemption Date, the Company used cash on hand to redeem $12 million in aggregate principal amount of the Convertible Senior Notes, at a redemption price equal to 100.000%. The majority of the Convertible Senior Note holders elected to convert the notes prior to the Redemption Date and received $220 million in cash with respect to the remaining principal amount of the Convertible Senior Notes and a total of 3,986,335 shares for the conversion premium. See Note 7, Long-term Debt and Finance Leases.
Texas Development Priorities
On July 31, 2025, NRG entered into a $216 million loan agreement with the PUCT under the TEF to support development at its T.H. Wharton generation facility, which is currently under construction. The TEF loan bears interest at a fixed coupon rate of 3.000% per annum and has a final maturity date of July 31, 2045. The initial disbursement of funds for the TEF loan occurred in July 2025.
Liability Management
The Company has currently spent $263 million and intends to spend approximately $12 million from cash from operations on liability management during the remainder of 2025. The Company remains committed to maintaining a strong balance sheet and its targeted credit metrics.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2025, market operations had total cash collateral outstanding of $361 million and $2.7 billion outstanding in letters of credit to third parties primarily to support its market activities. As of June 30, 2025, total funds deposited by counterparties were $446 million in cash and $454 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2025, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.

Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and investments and integration for the six months ended June 30, 2025, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$124	$19	$384	$527
East	5	—	—	5
West/Services/Other	6	—	1	7
Vivint Smart Home	6	—	2	8
Corporate	11	—	37	48
Total cash capital expenditures for the six months ended June 30, 2025(a)	$152	$19	$424	$595
Integration operating expenses and cost to achieve	—	—	23	23
Investments	—	—	115	115
Total cash capital expenditures and investments for the six months ended June 30, 2025	$152	$19	$562	$733

Estimated cash capital expenditures and investments for the remainder of 2025	204	6	334	544
Estimated full year 2025 cash capital expenditures and investments	$356	$25	$896	$1,277
(a)Capital expenditures exclude W.A. Parish insurance proceeds of $100 million

Investments and Integration for the six months ended June 30, 2025 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2025 through 2029 required to comply with environmental laws will be approximately $73 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
Share Repurchases
During the six months ended June 30, 2025, the Company completed $600 million of open market share repurchases at an average price of $107.14 per share. Through July 31, 2025, an additional $168 million of share repurchases were completed. As of July 31, 2025, $857 million is remaining under the $3.7 billion authorization. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended June 30, 2025. On July 21, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on August 15, 2025 to stockholders of record as of August 1, 2025. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $461 million as of June 30, 2025. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2024 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and six months ended June 30, 2025.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2025 and 2024, respectively:

	Six months ended June 30,
(In millions)	2025	2024	Change
Cash provided by operating activities	$1,306	$1,323	$(17)
Cash used by investing activities	(1,082)	(201)	(881)
Cash used by financing activities	(755)	(691)	(64)

Cash provided by operating activities
Changes to cash provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to change in commodity prices	$(463)
Increase in working capital primarily driven by deferred revenues and changes in ARO cost estimates	178
Increase in working capital related to accounts payable primarily driven by timing of commodity settlements	151
Increase in operating income adjusted for other non-cash items	124
Decrease in other working capital	(7)
$(17)
Cash used by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions primarily due to the acquisition of the Texas Generation Portfolio in April 2025	$(554)
Increase in capital expenditures	(423)
Increase in insurance proceeds for property, plant and equipment, net	97
Other	(1)
$(881)
Cash used by financing activities
Changes to cash provided/(used) by financing activities were driven by:

(In millions)
Increase due to fewer repayments of long-term debt and finance leases	$946
Decrease due to the issuance of long-term debt in 2024	(875)
Decrease due to higher payments for share repurchase activity in 2025	(555)
Increase primarily due to debt extinguishment costs in 2024	238
Increase in proceeds from Revolving Credit Facility in 2025	135
Increase in net receipts from settlement of acquired derivatives	50
Other	(3)
$(64)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2025, the Company had domestic pre-tax book income of $780 million and foreign pre-tax book income of $52 million. As of December 31, 2024, the Company had cumulative U.S. federal NOL carryforwards of $7 billion, of which $5.3 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $394 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $274 million indefinite carryforward for interest deductions, as well as $269 million of tax credits, inclusive of $61 million CAMT credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $125 million in 2025, excluding the impact of the proposed CAMT regulations. NRG as an applicable corporation is subject to the CAMT, and has reflected the impact in its current and deferred taxes, however, there is no impact on the Company's provision for income taxes from the CAMT for the six months ended June 30, 2025.
As of June 30, 2025, the Company has $55 million of tax-effected uncertain federal and state tax benefits, for which the Company has recorded a non-current tax liability of $60 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
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
On July 4, 2025, OBBB was enacted into law. The OBBB includes changes to U.S. tax law that will be applicable to NRG beginning in 2025, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Any impact of the OBBB on the Company’s consolidated financial statements will be reflected in the third quarter.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of June 30, 2025 and December 31, 2024, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.1 billion and $2.2 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of June 30, 2025 and December 31, 2024 as discussed below.
NOL Carryforwards — As of June 30, 2025, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.5 billion and $341 million, respectively. The Company estimates it will generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $111 million.
Valuation Allowance — As of June 30, 2025 and December 31, 2024, the Company’s tax-effected valuation allowance was $149 million and $144 million, respectively consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of June 30, 2025, the Company's outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	Six months ended June 30, 2025
Revenue(a)	$13,934
Operating income(b)	998
Total other expense	(282)
Income before income taxes	715
Net Income	540
(a)Intercompany transactions with Non-Guarantors of $3 million during the six months ended June 30, 2025
(b)Intercompany transactions with Non-Guarantors including cost of operations of $52 million and selling, general and administrative of $209 million during the six months ended June 30, 2025

The following table presents the summarized balance sheet information:

(In millions)	As of June 30, 2025
Current assets(a)	$5,684
Property, plant and equipment, net	1,417
Non-current assets	15,791
Current liabilities(b)	8,272
Non-current liabilities	12,706
(a)Includes intercompany receivables due from Non-Guarantors of $267 million as of June 30, 2025
(b)Includes intercompany payables due to Non-Guarantors of $13 million as of June 30, 2025

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at power plants or retail load obligations. In order to mitigate interest rate risk associated with the issuance of the Company's debt, NRG enters into interest rate derivatives. In addition, in order to mitigate foreign exchange rate risk primarily associated with the purchase of U.S. dollar denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements.
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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of June 30, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2025. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2024	$992
Contracts realized or otherwise settled during the period	(75)
Texas Generation Portfolio contracts acquired during the period	(83)
Other changes in fair value	16
Fair Value of Contracts as of June 30, 2025(a)	$850
(a)Includes $716 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

	Fair Value of Contracts as of June 30, 2025
(In millions)	Maturity
Fair Value Hierarchy Gains/(Losses)(a)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$102	$25	$2	$(1)	$128
Level 2	124	39	12	7	182
Level 3	(92)	(93)	(12)	21	(176)
Total	$134	$(29)	$2	$27	$134
(a)Excludes $716 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's Risk Management Policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2025, NRG's net derivative asset was $850 million, a decrease to total fair value of $142 million as compared to December 31, 2024. This decrease was driven by Texas Generation Portfolio contracts acquired and the roll-off of trades that settled during the period, partially offset by gains in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $899 million in the net value of derivatives as of June 30, 2025. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $895 million in the net value of derivatives as of June 30, 2025.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three and six months ended June 30, 2025 and 2024:

(In millions)	2025	2024
VaR as of June 30,	$60	$57
Three months ended June 30,
Average	$64	$66
Maximum	74	75
Minimum	49	55
Six months ended June 30,
Average	$59	$63
Maximum	74	75
Minimum	47	51
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $119 million, as of June 30, 2025, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of June 30, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $585 million, resulting in a Net Exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 60% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	69%
Financial institutions	31
Total as of June 30, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	64%
Non-investment grade/Non-Rated	36
Total as of June 30, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company had exposure to one wholesale counterparty in excess of 10% of total Net Exposure as of June 30, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $774 million for the next five years.
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
As of June 30, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of June 30, 2025, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $893 million and a 1.00 MMBtu/MWh decrease in Heat Rates for Heat Rate positions would result in an increase in margin collateral posted of approximately $283 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2025.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, treasury locks, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility when taking into account the combinations of the debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure. The Company has $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In July 2025, the Company entered into treasury locks with a total notional amount of $1.4 billion.
As of June 30, 2025, the fair value and related carrying value of the Company's debt was $11.6 billion and $11.0 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of June 30, 2025 by $441 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of June 30, 2025, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $350 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of June 30, 2025 would have resulted in a decrease of $3 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings to which NRG is a party through June 30, 2025, see Note 14, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company's 2024 Form 10-K.
Risks Related to the Anticipated Acquisition of the LSP Portfolio
The Company may encounter difficulties in satisfying the closing conditions set forth in the purchase agreement relating to the anticipated acquisition of the LSP Portfolio, including obtaining the necessary governmental and regulatory approvals, within the expected time frame or at all.
Consummation of the acquisition of the LSP Portfolio is subject to the satisfaction or waiver of certain closing conditions, including: (i) the receipt of required governmental and regulatory approvals; (ii) the expiration or termination of the applicable waiting period under the HSR Act; and (iii) other customary closing conditions. Completion of the acquisition is conditioned upon the receipt of various consents, orders, approvals or clearances from various regulatory authorities, including DOJ, FERC, and public utility commissions or similar entities in certain states in which the LSP Portfolio operates.
The Company cannot provide assurance that all required regulatory approvals will be obtained, in a timely manner or at all, or that these approvals will not contain terms, conditions or restrictions that would be unacceptable and, accordingly, the acquisition may be delayed or may not be consummated.
The purchase agreement with LS Power provides that either NRG or LS Power could terminate the LSP Portfolio purchase agreement if the acquisition is not completed by May 12, 2026 (which date may be automatically extended for up to six consecutive one-month periods). If the agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or if there are any legal restraints prohibiting the consummation of the acquisition, NRG would be required to pay LS Power a termination fee of $400 million as liquidated damages.
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
The Company will not control the LSP Portfolio until completion of the anticipated acquisition and the assets, liabilities, business, financial condition, cash flows, operating results and prospects of the LSP Portfolio to be acquired or assumed by the Company could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the acquisition closes. Adverse changes in its business or operations could occur or arise as a result of actions undertaken by LS Power, legal or regulatory developments, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of LS Power or NRG. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact the Company’s future business, operating results, cash flows, financial conditions or prospects following the completion of the acquisition. In addition, there could be potential unknown liabilities and unforeseen expenses as a result of the acquisition, some of which NRG may not discover during due diligence or adequately adjust for in the purchase arrangements.
The market price of shares of the Company’s common stock may be adversely affected as a result of the anticipated LSP Portfolio acquisition.
On completion of the anticipated LSP Portfolio acquisition, a significant number of additional shares of the Company’s common stock will be issued and available for trading in the public market. The increase in the number of shares of the

Company’s common stock may lead to sales of such shares or the perception that such sales may occur which may adversely affect the market for, and the market price of, shares of the Company’s common stock.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended June 30, 2025.

For the three months ended June 30, 2025	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)
Month #1
(April 1, 2025 to April 30, 2025)	1,355,371	$92.77	1,355,371	$1,179
Month #2
(May 1, 2025 to May 31, 2025)	138,902	$117.29	138,902	$1,163
Month #3
(June 1, 2025 to June 30, 2025)	889,964	$154.91	889,830	$1,025
Total at June 30, 2025	2,384,237	$117.39	2,384,103
(a)Includes share repurchases under the $3.7 billion share repurchase authorization and partial settlement of Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
(b)The average price paid per share excludes excise tax owed and commissions per share paid in connection with the open market share repurchases
(c)Includes commissions paid in connection with the open market share repurchases

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2025, the following directors or officers of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K, as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Dak Liyanearachchi	Executive Vice President, Chief Technology Officer	5/28/2025	Rule 10b5-1 Trading Arrangement	Up to 10,672 shares to be Sold	8/27/2025-2/27/2026	N/A
(a)Potential sales may be subject to certain price limitations set forth in the 10b5-1 plans and therefore actual number of shares sold could vary if certain minimum stock prices are not met

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1
Purchase and Sale Agreement, dated May 12, 2025, by and among NRG Energy, Inc., the Buyer Entities (as defined therein), Lightning Power Holdings, LLC, Thunder Generation, LLC, CCS Power Holdings, LLC, and Linebacker Power Development Funding, LLC*
Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on May 16, 2025.
10.1
Fourteenth Amendment to Second Amended and Restated Credit Agreement, dated May 27, 2025, by and among NRG Energy, Inc., AXP Group LLC, Citicorp North America, Inc., as administrative agent, and certain financial institutions, as lenders*.
Filed herewith.
10.2
Fifteen Amendment to Second Amended and Restated Credit Agreement, dated July 22, 2025, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders*.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on July 25, 2025.
10.3
Amendment No. 5 to Receivables Loan and Servicing Agreement, dated as of June 20, 2025, by and among NRG Retail LLC, as Servicer, NRG Receivables LLC, as Borrower, NRG Energy, Inc., as Performance Guarantor, the Conduit Lenders, Committed Lenders, Facility Agents and LC Issuers party thereto, and Royal Bank of Canada, as administrative Agent, and attached thereto a clean, conformed copy of the Receivables Loan and Servicing Agreement.
Filed herewith.
10.4	Amended and Restated Employee Stock Purchase Plan	Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Lawrence S. Coben.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
•The Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ LAWRENCE S. COBEN
Lawrence S. Coben
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER
G. Alfred Spencer
Date: August 6, 2025	Chief Accounting Officer (Principal Accounting Officer)