Form 10-Q
period 2025-09-30
NRG ENERGY, INC.
filed 2025-11-06
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Louisiana Street	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
Common Stock, par value $0.01	NRG	NYSE Texas
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
Yes ☐       No ☒
As of October 31, 2025, there were 191,639,408 shares of common stock outstanding, par value $0.01 per share.

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
•The prolonged continuation of the current shutdown of the U.S. federal government;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2024
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates – updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
Cedar Bayou 5	Cedar Bayou Unit 5 generation facility, a 689 MW natural gas-fueled combined cycle plant
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
CONE	Cost of New Entry
Convertible Senior Notes	NRG’s unsecured 2.750% Convertible Senior Notes due 2048, which were redeemed on July 8, 2025
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant. NRG leased and operated the plant through May 2025
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
Greens Bayou 6	Greens Bayou Unit 6 generation facility, a 443 MW natural gas-fueled peaker plant
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LS Power	LS Power Equity Advisors, LLC
LSP Portfolio	The anticipated acquisition of a portfolio of natural gas generation and other assets from LS Power
LTIPs	Collectively, the NRG long-term incentive plan ("LTIP") and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Receivables	NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
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
Senior Notes
As of September 30, 2025, NRG's $6.2 billion outstanding unsecured senior notes consisting of $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $798 million of the 5.750% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031, $480 million of the 3.875% senior notes due 2032, $925 million of the 6.000% senior notes due 2033 and $950 million of the 6.250% senior notes due 2034

Senior Secured First Lien Notes
As of September 30, 2025, NRG’s $2.6 billion outstanding Senior Secured First Lien Notes consists of $500 million of the 2.000% Senior Secured First Lien Notes due 2025, $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029 and $740 million of the 7.000% Senior Secured First Lien Notes due 2033

Series A Preferred Stock
As of September 30, 2025, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
TCJA	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
TEF	Texas Energy Fund
Texas Generation Portfolio	The acquisition of a portfolio of power generation facilities and other assets from Rockland Capital, LLC
T.H. Wharton	T.H. Wharton generation facility, a 415 MW natural gas-fueled peaker plant
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue
Revenue	$7,635	$7,223	$22,960	$21,311
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	6,241	7,239	18,431	17,229
Depreciation and amortization	360	352	1,030	1,045
Impairment losses	—	—	—	15
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $78, $55, $211 and $144, respectively, which are included in depreciation and amortization shown separately above)	612	645	1,885	1,739
Acquisition-related transaction and integration costs	8	7	59	22
Total operating costs and expenses	7,221	8,243	21,405	20,050
Gain/(loss) on sale of assets	—	208	(7)	209
Operating Income/(Loss)	414	(812)	1,548	1,470
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	6	4	13
Other income, net	10	5	26	38
Loss on debt extinguishment	—	—	(10)	(260)
Interest expense	(187)	(213)	(498)	(528)
Total other expense	(176)	(202)	(478)	(737)
Income/(Loss) Before Income Taxes	238	(1,014)	1,070	733
Income tax expense/(benefit)	86	(247)	272	251
Net Income/(Loss)	$152	$(767)	$798	$482
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net Income/(Loss) Available for Common Stockholders	$135	$(784)	$747	$431
Income/(Loss) per Share
Weighted average number of common shares outstanding — basic	193	207	196	207
Income/(Loss) per Weighted Average Common Share — Basic	$0.70	$(3.79)	$3.81	$2.08
Weighted average number of common shares outstanding — diluted	195	207	201	213
Income/(Loss) per Weighted Average Common Share —Diluted	$0.69	$(3.79)	$3.72	$2.02
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net Income/(Loss)	$152	$(767)	$798	$482
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	(4)	6	11	(4)
Defined benefit plans	—	(8)	1	(10)
Other comprehensive (loss)/income	(4)	(2)	12	(14)
Comprehensive Income/(Loss)	$148	$(769)	$810	$468
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$732	$966
Funds deposited by counterparties	323	199
Restricted cash	30	8
Accounts receivable, net	3,332	3,488
Inventory	452	478
Derivative instruments	1,928	2,686
Cash collateral paid in support of energy risk management activities	358	309
Prepayments and other current assets	969	830
Total current assets	8,124	8,964
Property, plant and equipment, net	3,396	2,021
Other Assets
Equity investments in affiliates	48	45
Operating lease right-of-use assets, net	139	151
Goodwill	5,015	5,011
Customer relationships, net	1,294	1,538
Other intangible assets, net	1,137	1,370
Derivative instruments	1,486	1,710
Deferred income taxes	1,855	2,067
Other non-current assets	1,477	1,145
Total other assets	12,451	13,037
Total Assets	$23,971	$24,022

	September 30, 2025	December 31, 2024
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$777	$996
Current portion of operating lease liabilities	36	66
Accounts payable	2,319	2,513
Derivative instruments	1,880	2,297
Cash collateral received in support of energy risk management activities	323	199
Deferred revenue current	710	711
Accrued expenses and other current liabilities	1,668	2,031
Total current liabilities	7,713	8,813
Other Liabilities
Long-term debt and finance leases	11,155	9,812
Non-current operating lease liabilities	143	117
Derivative instruments	1,125	1,107
Deferred income taxes	12	12
Deferred revenue non-current	942	862
Other non-current liabilities	911	821
Total other liabilities	14,288	12,731
Total Liabilities	22,001	21,544
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at September 30, 2025 and December 31, 2024, aggregate liquidation preference of $650 at September 30, 2025 and December 31, 2024	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 199,704,187 and 205,064,058 shares issued and 192,255,304 and 198,604,003 shares outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	166	705
Retained earnings	2,002	1,535
Treasury stock, at cost; 7,448,883 shares and 6,460,055 shares at September 30, 2025 and December 31, 2024, respectively	(745)	(297)
Accumulated other comprehensive loss	(105)	(117)
Total Stockholders' Equity	1,970	2,478
Total Liabilities and Stockholders' Equity	$23,971	$24,022
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net Income	$798	$482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	667	814
Amortization of capitalized contract costs	363	231
Accretion of asset retirement obligations	22	29
Provision for credit losses	201	228
Amortization of financing costs and debt discounts	24	32
Loss on debt extinguishment	10	260
Amortization of in-the-money contracts and emissions allowances	75	83
Amortization of unearned equity compensation	83	82
Net loss/(gain) on sale of assets and disposal of assets	7	(197)
Gain on proceeds from insurance recoveries for property, plant and equipment, net	(100)	—
Impairment losses	—	15
Changes in derivative instruments	447	268
Changes in current and deferred income taxes and liability for uncertain tax benefits	209	134
Changes in collateral deposits in support of risk management activities	76	(80)
Equity in and distributions from earnings of unconsolidated affiliates	(2)	(6)
Changes in other working capital	(1,090)	(1,021)
Cash provided by operating activities	$1,790	$1,354
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets	$(591)	$(33)
Capital expenditures	(849)	(286)
Net purchases of emissions allowances	(6)	(16)
Proceeds from sales of assets	6	495
Proceeds from insurance recoveries for property, plant and equipment, net	100	3
Cash (used)/provided by investing activities	$(1,340)	$163
Cash Flows from Financing Activities
Payments of dividends to preferred and common stockholders	$(326)	$(322)
Equivalent shares purchased in lieu of tax withholdings	(86)	(45)
Payments for share repurchase activity and excise tax	(958)	(316)
Payment for settlement of capped call options(a)	(292)	—
Net receipts/(payments) from settlement of acquired derivatives that include financing elements	51	(2)
Proceeds from issuance of long-term debt	1,375	875
Payments of deferred financing costs	(55)	(13)
Repayments of long-term debt and finance leases	(249)	(960)
Payments for debt extinguishment costs	—	(258)
Proceeds from credit facilities	1,575	1,050
Repayments to credit facilities	(1,575)	(1,050)
Cash used by financing activities	$(540)	$(1,041)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net (Decrease)/Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(88)	477
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,173	649
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,085	$1,126
(a)Includes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				750			750
Other comprehensive income						2	2
Share repurchases(a)					(322)		(322)
Retirement of treasury stock(c)			(179)		179		—
Equity-based awards activity, net(d)			(8)				(8)
Common stock dividends and dividend equivalents declared(e)				(90)			(90)
Series A Preferred Stock dividends(f)				(33)			(33)
Balance at March 31, 2025	$650	$2	$518	$2,162	$(440)	$(115)	$2,777
Net loss				(104)			(104)
Other comprehensive income						14	14
Shares reissuance for ESPP			2		6		8
Share repurchases(a)					(282)		(282)
Retirement of treasury stock(c)			(178)		178		—
Equity-based awards activity, net(d)			(3)				(3)
Common stock dividends and dividend equivalents declared(e)				(88)			(88)
Capped Call Options(g)			(34)				(34)
Balance at June 30, 2025	$650	$2	$305	$1,970	$(538)	$(101)	$2,288
Net income				152			152
Other comprehensive loss						(4)	(4)
Share repurchases(a)(b)					(359)		(359)
Retirement of treasury stock(c)			(126)		126		—
Equity-based awards activity, net(d)			13				13
Common stock dividends and dividend equivalents declared(e)				(87)			(87)
Series A Preferred Stock dividends(f)				(33)			(33)
Settlement of Capped Call Options(g)			287		(287)		—
Conversion of Convertible Senior Notes(h)			(313)		313		—
Balance at September 30, 2025	$650	$2	$166	$2,002	$(745)	$(105)	$1,970
(a)Includes excise tax accrued of $4 million, $2 million and $2 million for the quarters ended September 30, June 30 and March 31, 2025, respectively
(b)Excludes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
(c)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(d)Includes $(9) million, $(37) million and $(40) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2025, respectively
(e)Dividends per common share were $0.44 for each of the quarters ended September 30, June 30 and March 31, 2025
(f)Semi-annual dividend per share of Series A Preferred Stock was $51.25 for the periods ended September 15 and March 15, 2025
(g)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure
(h)For further discussion of the Convertible Senior Notes, see Note 7, Long-term Debt and Finance Leases

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				511			511
Other comprehensive loss						(9)	(9)
Share repurchases(i)			117		(117)		—
Retirement of treasury stock(j)			(38)		38		—
Equity-based awards activity, net(k)			8				8
Common stock dividends and dividend equivalents declared(l)				(86)			(86)
Series A Preferred Stock dividends(m)				(33)			(33)
Balance at March 31, 2024	$650	$3	$3,503	$1,212	$(1,971)	$(100)	$3,297
Net income				738			738
Other comprehensive loss						(3)	(3)
Shares reissuance for ESPP			1		5		6
Share repurchases(n)					(91)		(91)
Retirement of treasury stock(j)			(38)		38		—
Equity-based awards activity, net(k)			16				16
Common stock dividends and dividend equivalents declared(l)				(87)			(87)
Capped Call Options(o)			(253)				(253)
Balance at June 30, 2024	$650	$3	$3,229	$1,863	$(2,019)	$(103)	$3,623
Net loss				(767)			(767)
Other comprehensive loss						(2)	(2)
Share repurchases(n)					(231)		(231)
Retirement of treasury stock(j)			(100)		100		—
Equity-based awards activity, net(k)			16				16
Common stock dividends and dividend equivalents declared(l)				(86)			(86)
Series A Preferred Stock dividends(m)				(33)			(33)
Balance at September 30, 2024	$650	$3	$3,145	$977	$(2,150)	$(105)	$2,520
(i)Represents the final settlements of the November 6, 2023 ASR agreements. See Note 9, Changes in Capital Structure for additional information
(j)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(k)Includes $(10) million, $(12) million and $(23) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2024, respectively
(l)Dividends per common share were $0.4075 for each of the quarters ended September 30, June 30 and March 31, 2024
(m)Semi-annual dividend per share of Series A Preferred Stock was $51.25 for the period ended September 15 and March 15, 2024
(n)Includes excise tax accrued of $2 million and $1 million for the quarter ended September 30 and June 30, 2024, respectively
(o)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company powering a brighter, smarter future. The Company provides gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of September 30, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated balance sheets as of September 30, 2025, and the results of operations, comprehensive income, cash flows and stockholders' equity for the three and nine months ended September 30, 2025 and 2024.
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

Note 2 — Summary of Significant Accounting Policies
Depreciation and Amortization
The Company's depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Amortization of capitalized contract costs related to fulfillment	$57	$34	$146	$82
Amortization of capitalized contract costs related to customer acquisition	80	57	217	149
Amortization of customer relationships and other intangible assets	152	192	460	610
Depreciation of property, plant and equipment	71	69	207	204
Total depreciation and amortization	$360	$352	$1,030	$1,045
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
The following table represents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$127	$127	$152	$145
Provision for credit losses	88	95	201	228
Write-offs	(69)	(74)	(239)	(252)
Recoveries collected	12	9	35	28
Other	6	7	15	15
Ending balance	$164	$164	$164	$164
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	September 30, 2025	December 31, 2024
Property, plant and equipment accumulated depreciation	$1,702	$1,508
Customer relationships and other intangible assets accumulated amortization	3,822	3,632
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$732	$966
Funds deposited by counterparties	323	199
Restricted cash	30	8
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,085	$1,173

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
Restricted cash consists primarily of funds held by the Company for projects under construction or that are restricted due to contractual or legal obligations.
Recent Accounting Developments — Guidance Not Yet Adopted
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, or ASU 2023-09. The guidance in ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further the amendments of ASU 2023-09 require certain disclosures on income tax expense and income taxes paid. The Company is adopting the new guidance for the annual period ending December 31, 2025. ASU 2023-09 amends disclosure requirements only and will not have an impact on the Company’s results of operations, cash flows, or statement of financial position.
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
ASU 2025-06 – In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software, or ASU 2025-06. The update amends guidance on capitalization of internal-use software development costs by removing the previous “development stage” model and clarifying the criteria that must be met for entities to begin capitalizing software costs. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, (2) retrospectively to all prior periods presented in the financial statement, or (3) using a modified transition approach based on whether an existing project can be capitalized under the updated guidance. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.
ASU 2025-07 — In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07. The update refines the scope of derivative accounting guidance by providing a scope exception for non-exchange traded contracts with payments based on the operations or activities of one of the parties to the contract. The update also clarifies accounting under Topic 606 for share-based noncash consideration received from a customer. This ASU is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) using a modified retrospective basis with a cumulative adjustment-effect adjustment to equity. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements and related disclosures.

Note 3 — Revenue Recognition
Performance Obligations
As of September 30, 2025, estimated future fixed fee performance obligations are $453 million for the remaining three months of fiscal year 2025, and $1.6 billion, $1.3 billion, $871 million, $549 million and $249 million for the fiscal years 2026, 2027, 2028, 2029 and 2030, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$2,265	$600	$235	$532	$(19)	$3,613
Business	1,035	2,166	468	—	—	3,669
Total retail revenue(a)	3,300	2,766	703	532	(19)	7,282
Energy revenue(a)	16	132	—	—	—	148
Capacity revenue(a)	—	87	—	—	—	87
Mark-to-market for economic hedging activities(b)	—	28	6	—	—	34
Contract amortization	—	1	—	—	—	1
Other revenue(a)	63	16	6	—	(2)	83
Total revenue	3,379	3,030	715	532	(21)	7,635
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	1	34	—	—	35
Less: Realized and unrealized ASC 815 revenue	23	68	8	—	(2)	97
Total revenue from contracts with customers	$3,356	$2,961	$673	$532	$(19)	$7,503
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$9	$—	$—	$—	$9
Energy revenue	—	16	—	—	(2)	14
Capacity revenue	—	16	—	—	—	16
Other revenue	23	(1)	2	—	—	24
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$2,235	$616	$349	$499	$(4)	$3,695
Business	996	1,852	411	—	—	3,259
Total retail revenue(a)	3,231	2,468	760	499	(4)	6,954
Energy revenue(a)	12	67	52	—	(3)	128
Capacity revenue(a)	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities(b)	—	1	6	—	1	8
Contract amortization	—	(7)	(1)	—	—	(8)
Other revenue(a)	58	31	8	—	(3)	94
Total revenue	3,301	2,600	833	499	(10)	7,223
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	14	13	—	—	27
Less: Realized and unrealized ASC 815 revenue	19	33	18	—	(1)	69
Total revenue from contracts with customers	$3,282	$2,553	$802	$499	$(9)	$7,127
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$6	$—	$—	$—	$6
Energy revenue	—	9	12	—	(3)	18
Capacity revenue	—	17	—	—	—	17
Other revenue	19	—	—	—	1	20
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$5,624	$1,862	$962	$1,530	$(53)	$9,925
Business	2,842	7,862	1,388	—	—	12,092
Total retail revenue(a)	8,466	9,724	2,350	1,530	(53)	22,017
Energy revenue(a)	38	354	101	—	(1)	492
Capacity revenue(a)	—	182	14	—	(1)	195
Mark-to-market for economic hedging activities(b)	—	12	6	—	—	18
Contract amortization	—	(4)	—	—	—	(4)
Other revenue(a)	157	76	18	—	(9)	242
Total revenue	8,661	10,344	2,489	1,530	(64)	22,960
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	38	92	—	—	130
Less: Realized and unrealized ASC 815 revenue	33	127	7	—	(2)	165
Total revenue from contracts with customers	$8,628	$10,179	$2,390	$1,530	$(62)	$22,665
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$27	$—	$—	$—	$27
Energy revenue	—	38	—	—	(2)	36
Capacity revenue	—	48	—	—	—	48
Other revenue	33	2	1	—	—	36
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$5,361	$1,855	$1,362	$1,434	$(12)	$10,000
Business	2,740	6,402	1,385	—	—	10,527
Total retail revenue(a)	8,101	8,257	2,747	1,434	(12)	20,527
Energy revenue(a)	35	194	170	—	(9)	390
Capacity revenue(a)	—	120	16	—	(3)	133
Mark-to-market for economic hedging activities(b)	—	15	14	—	3	32
Contract amortization	—	(23)	(2)	—	—	(25)
Other revenue(a)	161	84	17	—	(8)	254
Total revenue	8,297	8,647	2,962	1,434	(29)	21,311
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	36	38	—	—	74
Less: Realized and unrealized ASC 815 revenue	29	165	60	—	(4)	250
Total revenue from contracts with customers	$8,268	$8,446	$2,864	$1,434	$(25)	$20,987
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
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2025 and December 31, 2024:

(In millions)	September 30, 2025	December 31, 2024
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,644	$1,220

Accounts receivable, net - Contracts with customers	3,244	3,393
Accounts receivable, net - Accounted for under topics other than ASC 606	86	90
Accounts receivable, net - Affiliate	2	5
Total accounts receivable, net	$3,332	$3,488

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,316	$1,548
Deferred revenues(a)	1,652	1,573
(a)Deferred revenues from contracts with customers as of September 30, 2025 and December 31, 2024 were approximately $1.6 billion and $1.5 billion, respectively.
The revenue recognized from contracts with customers during the three months ended September 30, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $307 million and $290 million, respectively. The revenue recognized from contracts with customers during the nine months ended September 30, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $576 million and $511 million, respectively. The change in deferred revenue balances during the three and nine months ended September 30, 2025 and 2024 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

Note 4 — Acquisitions and Dispositions
Acquisitions
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and a commercial & industrial virtual power plant platform with 6 GW of capacity (the “C&I VPP”). The consideration will consist of 24.25 million shares of NRG common stock and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. As part of the transaction, NRG will also assume approximately $3.2 billion of debt. The Company expects to fund the cash portion of the consideration using a combination of newly-issued debt and cash on hand. The acquisition is expected to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including Hart-Scott-Rodino (“HSR”), FERC, DOJ, and the New York State Public Service Commission (“NYSPSC”). The definitive agreement also provides that, upon termination of the agreement under certain specified circumstances, NRG will be required to pay LS Power a termination fee of $400 million.
In connection with the anticipated acquisition of the LSP Portfolio, NRG entered into a commitment letter for a 364-day Senior Secured Bridge Facility (the “Bridge Facility”) in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the cash consideration for the anticipated acquisition and paying fees and expenses in connection with the acquisition. The Bridge Facility was terminated on October 8, 2025 following the issuance of the New Unsecured Notes and the New Secured Notes (as defined in Note 7, Long-term Debt and Finance Leases).
Acquisition costs of $2 million and $25 million for the three and nine months ended September 30, 2025, respectively, are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in cash consideration, less $2 million in working capital adjustments. The acquisition enhances NRG’s integrated supply strategy with critical peaking and baseload capacity in key load zones across Texas.
Acquisition costs of $5 million for the nine months ended September 30, 2025 are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
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
The purchase price is provisionally allocated as follows:

(In millions)
Property, plant and equipment	$644
Derivative instruments - Current assets	6
Derivative instruments - Other assets	2
Derivative instruments - Current liabilities	(34)
Derivative instruments - Other liabilities	(57)
Other, including current and non-current working capital	(3)
Texas Generation Portfolio Purchase Price	$558
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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes(a)	$—	$—	$232	$509
Other long-term debt, including current portion	12,013	11,837	10,648	10,252
Total long-term debt, including current portion(b)	$12,013	$11,837	$10,880	$10,761
(a)The Company settled all of the outstanding Convertible Senior Notes as of July 8, 2025. For further discussion, see Note 7, Long-term Debt and Finance Leases
(b)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Term Loan B are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair values of the T.H. Wharton TEF loan and the Cedar Bayou 5 TEF loan are determined using discounted cash flow methodologies, and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In millions)	Level 2	Level 3	Level 2	Level 3
Convertible Senior Notes	$—	$—	$509	$—
Other long-term debt, including current portion	11,576	261	10,252	—
Total long-term debt, including current portion	$11,576	$261	$10,761	$—
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2025
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$30	$—	$30	$—
Derivative assets:
Foreign exchange contracts	8	—	8	—
Commodity contracts(a)	2,762	423	2,075	264
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	7
Total assets	$2,807	$423	$2,113	$264
Derivative liabilities:
Interest rate contracts	$6	$—	$6	$—
Foreign exchange contracts	2	—	2	—
Commodity contracts(a)	2,508	420	1,901	187
Consumer Financing Program	295	—	—	295
Total liabilities	$2,811	$420	$1,909	$482
(a)Excludes $644 million of derivative assets and $194 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
(a)Excludes $997 million of derivative assets and $227 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The following table reconciles, for the three and nine months ended September 30, 2025 and 2024, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Beginning balance	$81	$121	$39	$119
Contracts added from Texas Generation Portfolio acquisition	—	—	(91)	—
Total gains/(losses) realized/unrealized included in earnings	11	(83)	45	(120)
Purchases	15	(38)	52	(7)
Transfers into Level 3(b)	(30)	(19)	33	(2)
Transfers out of Level 3(b)	—	(7)	(1)	(16)
Ending balance	$77	$(26)	$77	$(26)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$3	$(41)	$50	$(70)
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

The following table reconciles, for the three and nine months ended September 30, 2025 and 2024, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Beginning balance	$(257)	$(151)	$(203)	$(134)
New contractual obligations	(64)	(63)	(177)	(121)
Settlements	24	21	91	64
Total gains/(losses) included in earnings	2	(7)	(6)	(9)
Ending balance	$(295)	$(200)	$(295)	$(200)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The fair value of the Company’s contracts primarily consist of non-exchange traded contracts based on consensus pricing provided by independent pricing services. As of September 30, 2025, contracts valued with prices provided by models and other valuation techniques made up 10% of derivative assets and 17% of derivative liabilities.
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

The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$24	$7	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$15	$5
Power Contracts	122	60	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	126	32
Capacity Contracts	29	9	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	40	534	234
RECs	12	16	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	385	18
FTRs	21	11	Discounted Cash Flow	Auction Prices ($ per MWh)	(57)	28,331	0
Power Options	56	84	Option Models	Volatilities	22%	264%	105%
Consumer Financing Program	—	295	Discounted Cash Flow	Collateral Default Rates	0.71%	41.10%	7.81%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.54%
			Discounted Cash Flow	Credit Loss Rates	6.40%	60.00%	16.19%
	$264	$482

	December 31, 2024
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$56	$15	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$2	$27	$4
Power Contracts	57	86	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	109	39
Capacity Contracts	34	13	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	220
RECs	30	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	28	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	16,180	0
Consumer Financing Program	—	203	Discounted Cash Flow	Collateral Default Rates	0.52%	76.80%	11.71%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.83%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	14.22%
	$195	$359

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of September 30, 2025 and December 31, 2024:

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
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2025, the credit reserve resulted in a $1 million increase in fair value, primarily within cost of operations. As of December 31, 2024, the credit reserve resulted in a $1 million decrease in fair value, primarily within cost of operations.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of September 30, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.5 billion and NRG held collateral (cash and letters of credit) against those positions of $278 million, resulting in a Net Exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 45% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	67%
Financial institutions	33
Total as of September 30, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	73%
Non-investment grade/Non-Rated	27
Total as of September 30, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of September 30, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $851 million for the next five years.
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
As of September 30, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2025, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
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
Interest Rate Derivatives
NRG is exposed to changes in interest rates through the Company's issuance of debt. To mitigate the Company's interest rate risk, NRG enters into interest rate derivatives, including swaps and treasury locks. As of September 30, 2025, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In July 2025, the Company entered into treasury locks with a total notional amount of $1.4 billion which were fully terminated in September 2025.

Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company's foreign exchange risk, NRG entered into foreign exchange contracts. As of September 30, 2025, NRG had foreign exchange contracts extending through 2029. The Company marks these derivatives to market through the consolidated statement of operations.
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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2025 and December 31, 2024. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	September 30, 2025	December 31, 2024
Emissions	Short Ton	1	1
Renewable Energy Certificates	Certificates	11	13
Coal	Short Ton	8	10
Natural Gas	MMBtu	789	861
Power	MWh	90	91
Interest	Dollars	700	700
Foreign Exchange	Dollars	425	410
Consumer Financing Program	Dollars	1,443	1,219

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$—	$—	$3	$3
Interest rate contracts - long-term	—	9	3	—
Foreign exchange contracts - current	6	15	1	—
Foreign exchange contracts - long-term	2	7	1	1
Commodity contracts - current	1,716	2,295	1,618	2,067
Commodity contracts - long-term	1,046	1,073	890	903
Consumer Financing Program - current	—	—	169	137
Consumer Financing Program - long-term	—	—	126	66
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$2,770	$3,399	$2,811	$3,177
Deferred gains/losses on NPNS contracts - current	206	376	89	90
Deferred gains/losses on NPNS contracts - long-term	438	621	105	137
Deferred gains/losses on NPNS contracts(a)	$644	$997	$194	$227
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$3,414	$4,396	$3,005	$3,404
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of September 30, 2025
Interest rate contracts:
Derivative liabilities	$(6)	$—	$—	$(6)
Foreign exchange contracts:
Derivative assets	$8	$(2)	$—	$6
Derivative liabilities	(2)	2	—	—
Total foreign exchange contracts	$6	$—	$—	$6
Commodity contracts:
Derivative assets	$3,406	$(2,498)	$(278)	$630
Derivative liabilities	(2,702)	2,498	42	(162)
Total commodity contracts	$704	$—	$(236)	$468
Consumer Financing Program:
Derivative liabilities	$(295)	$—	$—	$(295)
Total derivative instruments	$409	$—	$(236)	$173

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2024
Interest rate contracts:
Derivative assets	$9	$(3)	$—	$6
Derivative liabilities	(3)	3	—	—
Total interest rate contracts	$6	$—	$—	$6
Foreign exchange contracts:
Derivative assets	$22	$(1)	$—	$21
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$21	$—	$—	$21
Commodity contracts:
Derivative assets	$4,365	$(2,992)	$(168)	$1,205
Derivative liabilities	(3,197)	2,992	61	(144)
Total commodity contracts	$1,168	$—	$(107)	$1,061
Consumer Financing Program:
Derivative liabilities	$(203)	$—	$—	$(203)
Total derivative instruments	$992	$—	$(107)	$885
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

(In millions)	Three months ended September 30,		Nine months ended September 30,
Unrealized mark-to-market results	2025	2024	2025	2024
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(354)	$(414)	$(452)	$39
Reversal of acquired loss/(gain) positions related to economic hedges	16	(8)	21	(3)
Net unrealized (losses)/gains on open positions related to economic hedges	(38)	(1,208)	103	(319)
Total unrealized mark-to-market losses for economic hedging activities	(376)	(1,630)	(328)	(283)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	—	(1)	2	(1)
Net unrealized (losses)/gains on open positions related to trading activity	(3)	(4)	5	1
Total unrealized mark-to-market (losses)/gains for trading activity	(3)	(5)	7	—
Total unrealized losses - commodities and foreign exchange	$(379)	$(1,635)	$(321)	$(283)
(a)For the three and nine months ended September 30, 2025, includes $(266) million and $(319) million, respectively, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Total impact to statement of operations - interest rate contracts	$1	$(49)	$(13)	$(31)
Unrealized gains included in revenues - commodities	$31	$3	$25	$32
Unrealized losses included in cost of operations - commodities	(416)	(1,633)	(332)	(321)
Unrealized gains/(losses) included in cost of operations - foreign exchange	6	(5)	(14)	6
Total impact to statement of operations - commodities and foreign exchange	$(379)	$(1,635)	$(321)	$(283)
Total impact to statement of operations - Consumer Financing Program	$2	$(7)	$(6)	$(9)
The reversals of acquired gain positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the nine months ended September 30, 2025, the $103 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT power prices.
For the nine months ended September 30, 2024, the $319 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in power prices.
Credit Risk Related Contingent Features
Certain of the Company's trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for all contracts with adequate assurance clauses that were in a net liability position as of September 30, 2025 was $561 million. The Company is also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $27 million as of September 30, 2025. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $19 million of additional collateral would be required for all contracts with credit rating contingent features as of September 30, 2025.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	September 30, 2025	December 31, 2024	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Convertible Senior Notes, due 2048	—	232	2.750
Senior Secured First Lien Notes, due 2025	500	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2033	740	740	7.000
Term Loan B, due 2031	2,305	1,317	SOFR + 1.750
Tax-exempt bonds	466	466	1.250 - 4.750
T.H. Wharton TEF loan, due 2045	177	—	3.000
Cedar Bayou 5 TEF loan, due 2045	200	—	3.000
Subtotal recourse debt	12,025	10,892
Finance leases	18	14	various
Subtotal long-term debt and finance leases (including current maturities)	12,043	10,906
Less current maturities	(777)	(996)
Less debt issuance costs	(99)	(86)
Discounts	(12)	(12)
Total long-term debt and finance leases	$11,155	$9,812
Recourse Debt
Issuance of Unsecured Notes and Secured Notes
On October 8, 2025, the Company issued $3.65 billion in aggregate principal amount of senior unsecured notes, consisting of (i) $1.25 billion aggregate principal amount of 5.750% senior notes due 2034 (the “2034 Notes”) and (ii) $2.4 billion aggregate principal amount of 6.000% senior notes due 2036 (the “2036 Notes” and, together with the 2034 Notes, the “New Unsecured Notes”). The New Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. Interest on the 2034 Notes is paid semi-annually beginning on July 15, 2026 until the maturity date of January 15, 2034. Interest on the 2036 Notes is paid semi-annually beginning on July 15, 2026 until the maturity date of January 15, 2036.
On October 8, 2025, the Company also issued $1.25 billion in aggregate principal amount of senior secured first lien notes, consisting of (i) $625 million aggregate principal amount of 4.734% senior secured first lien notes due 2030 (the “2030 Notes”) and (ii) $625 million aggregate principal amount of 5.407% senior secured first lien notes due 2035 (the “2035 Notes” and, together with the 2030 Notes, the “New Secured Notes”). The New Secured Notes are senior secured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. The New Secured Notes are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Senior Credit Facility, which collateral consists of a substantial portion of the property and assets owned by the Company and the guarantors. Interest on the 2030 Notes is paid semi-annually beginning on April 15, 2026 until the maturity date of October 15, 2030. Interest on the 2035 Notes is paid semi-annually beginning on April 15, 2026 until the maturity date of October 15, 2035.
The Company intends to use a portion of the net proceeds from the New Unsecured Notes and the New Secured Notes to partially fund the cash portion of the purchase price of the acquisition of the LSP Portfolio. In addition, the Company intends to use a portion of the net proceeds from the 2035 Notes to repay in full its $500 million aggregate principal amount of 2.000%

senior secured notes on the maturity date of December 2, 2025. If the anticipated acquisition of the LSP Portfolio is not consummated on or prior to November 13, 2026 or the Company terminates the purchase agreement relating to the anticipated acquisition of the LSP Portfolio, then the Company will be required to redeem all of the outstanding (1) New Unsecured Notes at a redemption price equal to 100% of the principal amount thereof, and (2) 2030 Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
Senior Secured Bridge Facility
In connection with the anticipated acquisition of the LSP Portfolio, the Company entered into a commitment letter for a senior secured bridge facility with certain financial institutions in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the cash consideration for the anticipated acquisition and related fees and expenses. The Bridge Facility was terminated on October 8, 2025 following the issuance of the New Unsecured Notes and the New Secured Notes.
Senior Credit Facility
Amendment to Term Loan
On July 22, 2025, the Company and APX Group LLC, as borrowers, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment to the Second Amended and Restated Credit Agreement (the “Fifteenth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (the “Credit Agreement”).
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
At the Company’s election, the Incremental Term Loans will bear interest at a rate per annum equal to either: (1) a fluctuating rate equal to the highest of (A) the rate published by the Federal Reserve Bank of New York in effect on such day, plus 0.50%, (B) the rate of interest per annum publicly announced from time to time by The Wall Street Journal as the “Prime Rate” in the United States and (C) a rate of one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%, in each case, plus a margin of 0.75%, or (2) Term SOFR (as defined in the Credit Agreement) (which will not be less than 0.00%) for a one-, three-, six-month or twelve-month interest period (or such other period as agreed to by the Agent and the lenders, as selected by the Company), plus a margin of 1.75%.
The Incremental Term Loan B Facility is guaranteed by each of the Company’s subsidiaries that guarantee the Company’s Revolving Credit Facility and Existing Term Loan B Facility and is secured on a first lien basis by substantially all of the Company’s and such subsidiaries’ assets, in each case, subject to certain customary exceptions and limitations set forth in the Credit Agreement.
The Incremental Term Loan B Facility has a final maturity date of April 16, 2031 and amortizes at a rate of 1.00% per annum in equal quarterly installments (subject to any adjustments to such amortization payments to ensure that such Incremental Term Loan B Facility is fungible for U.S. federal tax purposes with the Company’s Existing Term Loan B Facility).
If an event of default occurs under the Incremental Term Loan B Facility, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
The Incremental Term Loan B Facility also provides for customary asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, and other matters that are customary for similar term loan “B” facilities.
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

2048 Convertible Senior Notes
Convertible Senior Notes Redemption
On May 15, 2025, the Company issued a notice of redemption for the Convertible Senior Notes. On July 8, 2025 (the “Redemption Date”), the Company used cash on hand to redeem $12 million in aggregate principal amount of the Convertible Senior Notes, at a redemption price equal to 100.000%. The holders of the remaining outstanding Convertible Senior Notes elected to convert their Convertible Senior Notes prior to the Redemption Date and received $220 million in cash with respect to the remaining principal amount of the Convertible Senior Notes and a total of 3,986,335 shares for the conversion premium.
During the nine months ended September 30, 2024, the Company repurchased $343 million in aggregate principal of the Convertible Senior Notes using cash of $603 million, which resulted in a $260 million loss on debt extinguishment for the period.
The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2025	2024	2025	2024
Contractual interest expense	$—	$1	$3	$7
Amortization of deferred finance costs	—	—	—	1
Total	$—	$1	$3	$8

Effective interest rate	0.00%	0.76%	1.62%	2.31%
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
Receivables Securitization Facilities
On June 20, 2025, NRG Receivables amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026.
Texas Development Priorities
On July 31, 2025, NRG THW GT LLC, a wholly-owned subsidiary of the Company, entered into a $216 million loan agreement with the PUCT under the TEF (the “First TEF loan”) to support the development of T.H. Wharton, which is currently under construction. The Company signed an Equity Contribution Agreement and Guaranty with respect to the First TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of July 31, 2045. As of October 31, 2025, $178 million of disbursements for the First TEF loan have occurred.
On September 26, 2025, NRG Cedar Bayou 5 LLC, a wholly-owned subsidiary of the Company, entered into a $562 million loan agreement with the PUCT under the TEF (the “Second TEF loan”) to support the development of Cedar Bayou 5, which is currently under construction. The Company signed an Equity Contribution Agreement and Guaranty with respect to the Second TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of September 26, 2045. As of October 31, 2025, $230 million of disbursements for the Second TEF loan have occurred.
Indian River Bonds
On October 23, 2025, the Company remarketed $57 million aggregate principal amount of NRG Indian River 2020 4.000% tax-exempt refinancing bonds due 2040 (the “IR 2040 Bonds”) and $190 million aggregate principal amount of NRG Indian River Power 2020 4.000% tax-exempt refinancing bonds due 2045 (the “IR 2045 Bonds”) (together the “IR Bonds”). The IR Bonds are guaranteed on a first priority basis by each of the Company's current and future subsidiaries that guarantee indebtedness under the Revolving Credit Facility. The IR Bonds are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Revolving Credit Facility, which consists of a substantial portion of the property and assets owned by the Company and the guarantors. The collateral securing the IR Bonds will, at the request of the Company, be released if the Company satisfies certain conditions, including receipt of an investment grade rating on its senior, unsecured debt securities from two out of the three rating agencies, subject to reversion if those rating agencies withdraw their investment grade rating of the IR Bonds or any of the Company's senior, unsecured debt securities or downgrade such ratings below investment grade. The IR Bonds were remarketed at a coupon of 4.000% and are subject to mandatory tender and purchase on October 1, 2035 and have final maturity dates of October 1, 2040 for the IR 2040 Bonds and October 1, 2045 for the IR 2045 Bonds.

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
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Accounts receivable, net and Other current assets	$2,444	$2,402
Current liabilities	154	155
Net assets	$2,290	$2,247

Note 9 — Changes in Capital Structure
As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2024	650,000	205,064,058	(6,460,055)	198,604,003
Shares issued under LTIPs	—	1,668,474	—	1,668,474
Shares issued under ESPP	—	—	81,903	81,903
Shares repurchased	—	—	(7,874,491)	(7,874,491)
Settlements of Capped Call Options(a)	—	—	(4,211,054)	(4,211,054)
Conversions of Convertible Senior Notes	—	—	3,986,469	3,986,469
Retirement of treasury stock	—	(7,028,345)	7,028,345	—
Balance as of September 30, 2025	650,000	199,704,187	(7,448,883)	192,255,304
Shares issued under LTIPs	—	62,600	—	62,600
Shares issued under ESPP	—	—	94,004	94,004
Shares repurchased	—	—	(772,500)	(772,500)
Balance as of October 31, 2025	650,000	199,766,787	(8,127,379)	191,639,408
(a)Consists of partial settlement of 134 shares on June 2, 2025 and final settlement of 4,210,920 shares on July 8, 2025
Common Stock
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. The Company is actively repurchasing shares under its existing $3.7 billion share repurchase program, which began in 2023. On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028.

The following table summarizes the share repurchases made under the $3.7 billion authorization through October 31, 2025:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(a)	950
Total Share Repurchases during 2023	22,730,940		$1,150	(b)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(a)	—
Open market repurchases	10,562,333	$87.57	925
Total Share Repurchases during 2024	11,725,563		$925	(c)
2025 Repurchases:
Open market repurchases(d)	7,874,491	$121.22	955
Shares received from the exercise of the Capped Call Options	224,585	$69.38	16
Total Share Repurchases during the nine months ended September 30, 2025	8,099,076		$971	(e)
Open market repurchases October 1, 2025 through October 31, 2025	772,500	$167.41	129
Total Share Repurchases under the $3.7 billion authorization	43,328,079	$73.26	$3,175
(a)Under the November 6, 2023 ASR, the Company received a total of 18,839,372 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(b)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(c)Excludes $9 million of excise tax accrued in 2024 which was paid in 2025
(d)Includes $6 million accrued as of September 30, 2025
(e)Excludes $8 million accrued for estimated excise tax for the nine months ended September 30, 2025
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock based on volume-weighted average prices. The Company received 17,676,142 shares in the fourth quarter of 2023, which were recorded in treasury stock at fair value based on the closing prices of $833 million, with the remaining $117 million recorded in additional paid-in-capital, representing the value of the forward contracts to purchase additional shares. During the first quarter of 2024, the Company received an additional 1,163,230 shares pursuant to the ASR agreements. Upon receipt of the final shares, the Company transferred the $117 million from additional paid-in-capital to treasury stock.
Employee Stock Purchase Plan
The Company offers participation in the ESPP which allows eligible employees to elect to withhold between 1% and 100% (between 1% and 10% prior to July 30, 2025), subject to an annual maximum of $25,000, of their eligible compensation to purchase shares of NRG common stock at the lesser of 90% of its market value on the offering date or 90% of the fair market value on the exercise date. An offering date occurs each April 1 and October 1. An exercise date occurs each September 30 and March 31.
NRG Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended September 30, 2025. On October 20, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on November 17, 2025 to stockholders of record as of November 3, 2025. Beginning in the first quarter of 2026, NRG will increase the annual dividend by 8% to $1.90 per share. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Retirement of Treasury Stock
During the nine months ended September 30, 2025 and 2024, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
2025 Retirements:
Shares retired during the first quarter of 2025	3,070,996	$58.23	$179
Shares retired during the second quarter of 2025	2,443,610	73.01	178
Shares retired during the third quarter of 2025	1,513,739	83.45	126
Total shares retired during the nine months ended September 30, 2025	7,028,345		$483
2024 Retirements:
Shares retired during the first quarter of 2024	1,163,230	$32.67	$38
Shares retired during the second quarter of 2024	1,114,400	33.84	38
Shares retired during the third quarter of 2024	2,833,382	35.40	100
Total shares retired during the nine months ended September 30, 2024	5,111,012		$176
Capped Call Options
During the second quarter of 2024, the Company entered into Capped Calls to mitigate the impact of potential dilution. Each had a strike price of $40.63 per share, subject to certain adjustments, which correspond to the conversion price of the Convertible Senior Notes as of September 30, 2025. The Capped Calls had a cap price of $249.00 per share, subject to certain adjustments, and effectively locked in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The Capped Calls were separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in stockholders' equity. In the second quarter of 2024, the Company recorded $253 million as a reduction to additional paid-in capital and a $4 million loss to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. In the second quarter of 2025, the expiration date of the options was extended from June 1, 2025 to July 8, 2025.
Upon the exercise and settlement of the Capped Calls on July 8, 2025, the Company paid a total amount of $292 million, inclusive of the initial conversion premium of $257 million. The Company received 4,210,920 shares of common stock, of which 3,986,335 were issued to the holders of the Convertible Senior Notes upon conversion, and the remaining 224,585 received were retired by the Company.
Preferred Stock
Series A Preferred Stock Dividends
During the quarters ended September 30 and March 31, 2025, the Company declared and paid semi-annual 10.25% dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Note 10 — Income/(Loss) Per Share
Basic income/(loss) per common share is computed by dividing net income/(loss) less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. For the three and nine months ended September 30, 2024, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock. The Company was including the potential share settlements, if any, in the denominator for purposes of computing diluted income/(loss) per share under the if converted method for periods when there was net income. The potential shares settlements were calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which was settled in cash), divided by the average share price for the period. For the three and nine months ended September 30, 2025, the Company included the potential share settlements in the diluted income per share calculation for the period prior to the redemption date of July 8, 2025.
NRG's basic and diluted income/(loss) per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic income/(loss) per share:
Net income/(loss)	$152	$(767)	$798	$482
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net income/(loss) available for common stockholders	$135	$(784)	$747	$431
Weighted average number of common shares outstanding - basic	193	207	196	207
Income/(Loss) per weighted average common share — basic	$0.70	$(3.79)	$3.81	$2.08

Diluted income/(loss) per share:
Net income/(loss)	$152	$(767)	$798	$482
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net income/(loss) available for common stockholders	$135	$(784)	$747	$431
Weighted average number of common shares outstanding - basic	193	207	196	207
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	—	2	3
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	—	—	3	3
Weighted average number of common shares outstanding - dilutive	195	207	201	213
Income/(Loss) per weighted average common share — diluted	$0.69	$(3.79)	$3.72	$2.02
For the three months ended September 30, 2024, the Company had 5 million of outstanding equity compensation instruments and 3 million of potential share settlement of the Convertible Senior Notes that were not included in the computation of the Company’s diluted loss per share. For all other periods presented, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company's diluted income per share.

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

	Three months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$3,379	$3,030	$715	$532	$—	$(21)	$7,635
Operating expenses	2,997	2,869	722	270	24	(21)	6,861
Depreciation and amortization	95	37	10	207	11	—	360
Total operating cost and expenses	3,092	2,906	732	477	35	(21)	7,221
Operating income/(loss)	287	124	(17)	55	(35)	—	414
Equity in earnings of unconsolidated affiliates	—	—	1	—	—	—	1
Other income, net	—	—	—	2	8	—	10
Interest expense	—	—	—	—	(187)	—	(187)
Income/(loss) before income taxes	287	124	(16)	57	(214)	—	238
Income tax expense	—	—	—	—	86	—	86
Net income/(loss)	$287	$124	$(16)	$57	$(300)	$—	$152
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$4	$—	$2	$15	$—	$—	$21

Other segment information
Capital expenditures	$203	$4	$2	$6	$39	$—	$254

	Three months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$3,301	$2,600	$833	$499	$—	$(10)	$7,223
Operating expenses	4,274	2,470	875	258	24	(10)	7,891
Depreciation and amortization	81	39	23	198	11	—	352
Total operating cost and expenses	4,355	2,509	898	456	35	(10)	8,243
Gain on sale of assets	—	—	208	—	—	—	208
Operating (loss)/income	(1,054)	91	143	43	(35)	—	(812)
Equity in earnings of unconsolidated affiliates	—	—	6	—	—	—	6
Other income, net	(1)	(1)	6	(6)	7	—	5
Interest expense	—	—	—	—	(213)	—	(213)
(Loss)/income before income taxes	(1,055)	90	155	37	(241)	—	(1,014)
Income tax benefit	—	—	—	—	(247)	—	(247)
Net (loss)/income	$(1,055)	$90	$155	$37	$6	$—	$(767)
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$5	$—	$5	$—	$—	$—	$10

Other segment information
Capital expenditures	$87	$2	$3	$8	$14	$—	$114

	Nine months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$8,661	$10,344	$2,489	$1,530	$—	$(64)	$22,960
Operating expenses	7,383	9,756	2,258	947	95	(64)	20,375
Depreciation and amortization	271	110	34	582	33	—	1,030
Total operating cost and expenses	7,654	9,866	2,292	1,529	128	(64)	21,405
Loss on sale of assets	—	—	(7)	—	—	—	(7)
Operating income/(loss)	1,007	478	190	1	(128)	—	1,548
Equity in earnings of unconsolidated affiliates	—	—	4	—	—	—	4
Other income, net	(1)	4	(1)	(6)	30	—	26
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(498)	—	(498)
Income/(loss) before income taxes	1,006	482	193	(5)	(606)	—	1,070
Income tax expense	—	—	—	—	272	—	272
Net income/(loss)	$1,006	$482	$193	$(5)	$(878)	$—	$798
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$17	$1	$6	$40	$—	$—	$64

Other segment information
Capital expenditures	$730	$9	$9	$14	$87	$—	$849

	Nine months ended September 30, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$8,297	$8,647	$2,962	$1,434	$—	$(29)	$21,311
Operating expenses	7,791	7,410	2,992	761	65	(29)	18,990
Depreciation and amortization	240	117	96	561	31	—	1,045
Impairment losses	—	—	15	—	—	—	15
Total operating cost and expenses	8,031	7,527	3,103	1,322	96	(29)	20,050
(Loss)/gain on sale of assets	(4)	—	213	—	—	—	209
Operating income/(loss)	262	1,120	72	112	(96)	—	1,470
Equity in earnings of unconsolidated affiliates	—	—	13	—	—	—	13
Other income, net	(1)	(1)	5	(10)	45	—	38
Loss on debt extinguishment	—	—	—	—	(260)	—	(260)
Interest expense	—	—	—	—	(528)	—	(528)
Income/(loss) before income taxes	261	1,119	90	102	(839)	—	733
Income tax expense	—	—	—	—	251	—	251
Net income/(loss)	$261	$1,119	$90	$102	$(1,090)	$—	$482
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$15	$—	$14	$—	$—	$—	$29

Other segment information
Capital expenditures	$212	$2	$13	$18	$41	$—	$286
The following table summarizes balance sheet information by segment:

	As of September 30, 2025
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$48	$—	$—	$—	$48
Goodwill	643	721	157	3,494	—	—	5,015
Total assets	9,545	8,965	2,622	6,667	16,714	(20,542)	23,971

	As of December 31, 2024
(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Eliminations	Total
Equity investments in affiliates	$—	$—	$45	$—	$—	$—	$45
Goodwill	643	721	153	3,494	—	—	5,011
Total assets	6,925	8,021	2,254	6,624	15,543	(15,345)	24,022
Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2025	2024	2025	2024
Income/(Loss) before income taxes	$238	$(1,014)	$1,070	$733
Income tax expense/(benefit)	86	(247)	272	251
Effective income tax rate	36.1%	24.4%	25.4%	34.2%

For the three months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the nine months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.
For the three months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the nine months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBB”) was enacted into law. The OBBB includes changes to U.S. tax law that will be applicable to NRG beginning in 2025. The impact of the OBBB on the Company’s condensed consolidated financial statements has been reflected in its third quarter current and deferred taxes, however, there is no material impact to the income tax expense for the three and nine months ended September 30, 2025.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed regulations and new guidance. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT for the three and nine months ended September 30, 2025 and 2024.
Uncertain Tax Benefits
As of September 30, 2025, NRG had a non-current tax liability of $62 million for uncertain tax benefits from positions taken on various federal, state, and foreign income tax returns inclusive of accrued interest. For the nine months ended September 30, 2025, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of September 30, 2025, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues from Related Parties Included in Revenue
Gladstone	$1	$1	$2	$2
Ivanpah(a)	14	12	38	37
Midway-Sunset	2	1	4	3
Total	$17	$14	$44	$42
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of September 30, 2025, all hedges under the first liens were at-the-money on a counterparty aggregate basis.

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
Variable Price Case
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) — XOOM Energy is a defendant in a putative class action lawsuit pending in New York, alleging that XOOM Energy breached its contractual duty to set customer variable rates based on actual and estimated supply costs. The Court denied XOOM's motion for summary judgment and granted class certification. The Second Circuit denied XOOM's request to appeal the class certification grants. XOOM prevailed in its challenge to Mirkin's expert reports. The Court granted XOOM's motion to exclude both reports on damages. As a result, Mirkin has no method to establish damages for its class. The Court is considering whether class certification is still appropriate. Recently, this matter was moved to a new judge for further handling. A trial setting is not expected before 2026. This matter was known and accrued for at the time of the XOOM acquisition.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving the case to the Southern District of Texas. The parties are proceeding with written discovery; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed and the case was sent back to the trial court. The parties conducted fact and expert discovery and Direct Energy submitted its motion for summary judgment in August 2024. The parties are waiting for a ruling from the Court on summary judgment and class certification.
Sales Practice Lawsuit
A Vivint Smart Home competitor made a claim against Vivint Smart Home alleging, among other things, that Vivint Smart Home's sales representatives used deceptive sales practices. This matter was known and accrued for at the time of the Vivint Smart Home acquisition. CPI Security Systems, Inc. ("CPI") v. Vivint Smart Home, Inc. (W.D.N.C. Sept. 2020) was filed in 2020, went to trial, and in February 2023, the jury issued a verdict against Vivint Smart Home, in favor of CPI for $50 million of compensatory damages and an additional $140 million of punitive damages. Vivint Smart Home appealed. The Fourth Circuit Court of Appeals issued its opinion on July 22, 2025, upholding the trial court’s judgment. Following the decision, the Company increased the accrual for this matter to the amount of the judgment plus accrued interest. On September 5, 2025, the Company paid the $190 million judgment, plus $34 million of accrued interest, for a total payment of $224 million.
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
NYSPSC – Order to Show Cause — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited the offers of ESCOs for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. The order effectively limited ESCOs’ offers to natural gas customers to only the guaranteed savings and capped fixed term compliant products because no equivalent renewable energy product exists for natural gas. Subsequently, the NYSPSC issued an order referred to as the Clarification Order on September 18, 2020 stating the Retail Reset Order applies only to prospective customer contracts. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG's retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. Among other items, the notices allege that the NRG suppliers did not transition existing residential customers to one of the three compliant products authorized by the NYSPSC following the effective date of the order. NRG responded to the notices in February 2024. On September 23, 2025, the NYSPSC issued a follow-up order repeating the above and related allegations, and also alleging separately that the NRG retail supplier responsible for selling natural gas to commercial and industrial customers had been improperly serving residential customers. The follow-up order directed NRG to show cause why consequences, ranging from sales monitoring, fines, refunds, debarment and/or eligibility revocation, should not be imposed for failure to comply with the Retail Reset Order and other Commission directives. The Company believes it has complied with the law and applicable orders and does not agree with the NYSPSC's assertions. The Company is in the initial stage of preparing a defense to this matter and has served discovery requests to support its position.

Note 16 — Environmental Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. At the federal level, the President has issued several Executive Orders and the EPA has proposed rules that indicate that the current administration intends to relax or rescind some recently promulgated regulations, which will affect the outcome of the rulemakings and related legal challenges described below. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.
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
Cross-State Air Pollution Rule (“CSAPR”) — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states (a Federal Implementation Plan or “FIP”) after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas's and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’s and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
Regional Haze Proposal — In May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. If finalized as proposed, it would result in more stringent SO2 limits for two of the Company's coal-fired units in Texas. The Company cannot predict the outcome of this proposal. On October 2, 2025, the EPA published an advance notice of proposed rulemaking (“ANPRM”) announcing plans to revise the Regional Haze Rule and seeking public input on streamlining the requirements.

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
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On October 2, 2025, the EPA proposed to amend the ELG by extending deadlines that were part of the 2024 Rule, updating the transfer provisions to allow facilities to switch between compliance alternatives, and creating authority for alternative applicability dates. The EPA also is seeking comment on issues regarding a separate, future rulemaking on the underlying standards.
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
As you read this discussion and analysis, refer to NRG's condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2025 and 2024. Also refer to NRG's 2024 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading energy and smart home company powering a brighter, smarter future. The Company provides gas, electricity, and smart home solutions to approximately 8 million residential customers (comprised of 6 million retail energy customers and 2 million smart home customers) in addition to large commercial and industrial, hyperscaler, and wholesale customers. Across the U.S. and Canada, NRG is redefining customer’s experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of September 30, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,800 MMDth annually.

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

State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill 1 into law, which restricts the competitive retail electric and natural gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law took effect on January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespeople. While the law states that it does not impair existing contracts, the Maryland Public Service Commission has ruled that grandfathering of existing contracts will end as of December 31, 2025, and that suppliers must issue separate bills for their charges for all new and renewing contracts as of January 1, 2025. On October 1, 2024, Green Mountain Energy Company, NRG’s renewable electricity provider, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of Senate Bill 1. On November 18, 2024, the trial court denied the plaintiffs' motion for a preliminary injunction. The plaintiffs, including Green Mountain, filed an appeal to this denial in the Fourth Circuit Court of Appeals and oral argument occurred on October 24, 2025.
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
Texas Energy Fund — Through Senate Bill 2627, the Texas Legislature created the TEF, which received voter approval in November 2023, and will provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT adopted a rule in March 2024, which establishes the application and participation requirements and the process by which the TEF loan proceeds for dispatchable generation in ERCOT will be distributed. The initial window for submitting loan applications was opened on June 1, 2024 and closed on July 27, 2024. NRG, through its subsidiaries, filed for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. The PUCT also adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements. In January 2025, the PUCT began accepting applications for completion bonus grants, and NRG, through its subsidiaries, has filed applications for each of the three projects referenced above. The 89th Texas Legislature passed Senate Bill 2268, which separated the 10,000 MW collective cap on the ERCOT loan and grant programs resulting in a 10,000 MW cap for the loan program and a separate 10,000 MW cap for the completion bonus grant program.
On August 29, 2024, the PUCT approved an initial portfolio of projects to move into a due diligence process with its third-party administrator. T.H. Wharton was among the projects selected to move into due diligence. On December 12, 2024, the PUCT approved the Cedar Bayou 5 project to move into due diligence. On March 13, 2025, the PUCT approved the Greens Bayou 6 project to move into due diligence. Greens Bayou 6 is projected to become commercially operational in mid-2028.
On July 31, 2025, the Company entered into the First TEF loan to support the development of T.H. Wharton, which is currently under construction. Commercial operation of the 415 MW facility is expected mid-2026.
On September 26, 2025, the Company entered into the Second TEF loan to support the development of Cedar Bayou 5, which is currently under construction. Commercial operation of the 689 MW combined cycle facility is expected mid-2028.

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
Senate Bill 6 (“SB 6”) — On June 20, 2025, the Governor of Texas signed SB 6 into law, which includes various provisions that concern how both ERCOT, transmission and distribution utilities, and power generation companies plan for and serve large loads (defined as 75 MWs and above) in the ERCOT market. SB 6 requires load forecasting by requiring criteria for inclusion into the forecast and by requiring financial commitments upon a request for a large load customer seeking interconnection to begin engineering studies. In addition, SB 6 includes processes by which large loads should be required or incentivized to curtail their operations. At the same time, SB 6 establishes a PUCT regulatory procedure to minimize potential reliability and stranded-cost impacts that may be associated with new large load co-locations with power generators that were interconnected to ERCOT and operating as stand-alone generators as of September 1, 2025. Generators connected to the grid after this date are exempt from this procedure. Finally, SB 6 requires the PUCT to investigate revising the cost allocation and rate design that governs the ERCOT transmission system. PUCT rulemaking is in progress.
PJM
Capacity Market Litigation and Reforms — On September 27, 2024, various public interest organizations filed a complaint at FERC against PJM seeking changes to the treatment of RMRs in the capacity market. On November 18, 2024, various state consumer advocates filed a complaint at FERC against PJM seeking revisions to several aspects of PJM’s capacity market, including requiring resources previously subject to categorical exemptions to participate in capacity auctions, longer notice periods for deactivating generating resources, and several other changes. On December 9, 2024, PJM submitted a filing at FERC proposing various capacity market updates regarding the treatment of qualifying resources that are retained under RMR agreements as capacity, retention of a dual-fuel fired combustion turbine plant as the reference resource, and updates to the Non-Performance Charge based on the RTO Net CONE for the 2026/2027 and 2027/2028 Delivery Years. On February 14, 2025, FERC approved PJM’s filings. One party filed a request for rehearing, and on August 8, 2025, FERC issued an order on the rehearing request.
On December 13, 2024, PJM filed tariff changes to add provisions enabling a one-time reliability-based expansion of the eligibility criteria for PJM’s interconnection process intended to allow a limited number of additional resources to participate in an upcoming interconnection queue. On February 11, 2025, FERC approved PJM’s filing. Multiple parties filed requests for rehearing, and on July 28, 2025, FERC issued an order on the rehearing requests.
On December 20, 2024, PJM submitted tariff changes that propose to require all Existing Generation Capacity Resources to offer into the capacity auctions beginning with the 2026/2027 Delivery Year as well as certain enhancements to the Market Seller Offer Cap. On February 20, 2025, FERC approved PJM’s filing.
On December 30, 2024, Pennsylvania Governor Josh Shapiro and the Commonwealth of Pennsylvania filed a complaint at FERC alleging that PJM’s demand curve cap is unjust and unreasonable. The December 30, 2024 complaint was dismissed by FERC on April 21, 2025 in light of a joint stipulation filed by Pennsylvania Governor Shapiro and PJM on February 14, 2025. On February 20, 2025, PJM submitted proposed revisions to its tariff to establish a price cap and a price floor for the auctions for 2026/2027 and 2027/2028 delivery years. Two parties filed requests for rehearing, and on September 30, 2025, FERC issued an order on the rehearing requests.
Consumer Advocates Complaint — On April 14, 2025, various state consumer advocates filed a complaint with FERC asking FERC to reprice the 2025/2026 PJM capacity auction results. If FERC were to grant the request, the capacity prices for the 2025/2026 delivery year would be expected to change. The complaint is pending at FERC.
Indian River RMR Proceeding — On June 29, 2021, Indian River notified PJM that it intended to retire Unit 4. PJM identified reliability violations resulting from the proposed deactivation of Unit 4. The Company filed a cost based RMR rate schedule at FERC. The Company reached settlement with a number of the intervening parties and the settlement agreement was filed. On January 16, 2025, FERC issued an order approving the settlement agreement. Indian River Unit 4 retired on February 23, 2025. On May 19, 2025, Maryland Office of People’s Counsel filed an appeal to the Fourth Circuit Court of Appeals of FERC’s denial on its request for rehearing. On August 22, 2025, NRG filed a motion to transfer venue. The appeal is pending.
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

Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Third Circuit Court of Appeals. On March 12, 2024, the court vacated the portion of the FERC orders that allow PJM to apply the LDA Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition seeking confirmation as to the capacity commitments rules for the 2024/2025 auction. On April 22, 2024, multiple parties filed a complaint seeking to find the revised rate unjust and unreasonable and implement rates consistent with FERC's February 2023 decision, which was denied on July 9, 2024. Those parties filed an appeal to the Court of Appeals for the D.C. Circuit on November 5, 2024. Multiple parties, including NRG, intervened in the appeal and filed an opening brief on July 21, 2025. The petitioners filed a reply brief on August 20, 2025, with oral argument expected to be scheduled by the end of 2025.
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
On July 22, 2025, PJM announced the results of its BRA for the 2026/2027 planning year. The price came in at the FERC-approved cap of $329.17/MW-day for the entire PJM footprint of which NRG cleared approximately 1,008 MWs from the Company’s PJM generation fleet. NRG’s expected capacity revenues from the BRA for the 2026/2027 delivery year is approximately $121 million.
Other Regulatory Matters
From time to time, NRG entities may be subject to examinations, investigations and/or enforcement actions by federal, state and provincial licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose additional restrictions the operations of the Company's facilities including unit retirements or impose obligations related to historic coal ash use, storage and disposal. At the federal level, the President has issued several Executive Orders and the EPA has proposed rules that indicate that the current administration intends to relax or rescind some recently promulgated regulations, which will affect the outcome of the rulemakings and related legal challenges described below. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.
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
CSAPR — On March 15, 2023, the EPA signed and released a prepublication version of a FIP after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas's and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’s and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
Regional Haze Proposal — In May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. If finalized as proposed, the rule would result in more stringent SO2 limits for two of the Company's coal-fired units in Texas. The Company cannot predict the outcome of this proposal. On October 2, 2025, the EPA published an ANPRM announcing plans to revise the Regional Haze Rule and seeking public input on streamlining the requirements.
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
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the Eighth Circuit of the U.S. Court of Appeals. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On October 2, 2025, the EPA proposed to amend the ELG by extending deadlines that were part of the 2024 Rule, updating the transfer provisions to allow facilities to switch between compliance alternatives, and creating authority for alternative applicability dates. The EPA also is seeking comment on issues regarding a separate, future rulemaking on the underlying standards.
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

Significant Events
The following significant events have occurred during 2025 as further described within this Management's Discussion and Analysis and the condensed consolidated financial statements:
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. The Company intends to use a portion of the net proceeds from the New Unsecured Notes and the New Secured Notes to partially fund the cash portion of the purchase price of the acquisition of the LSP Portfolio. As part of the transaction, NRG will also assume approximately $3.2 billion of debt. The acquisition is expected to close in the first quarter of 2026, and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions and Dispositions.

Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $2 million in working capital adjustments. For further discussion, see Note 4, Acquisitions and Dispositions. The Company acquired the following generation facilities:

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
During the nine months ended September 30, 2025, the Company completed $971 million of share repurchases at an average price of $119.78 per share. Through October 31, 2025, an additional $129 million of share repurchases were executed at an average price of $167.41 per share. On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028. See Note 9, Changes in Capital Structure for additional discussion.
In the first quarter of 2025, NRG increased the annual common stock dividend to $1.76 from $1.63 per share, representing an 8% increase from 2024. Beginning in the first quarter of 2026, NRG will increase the annual dividend by 8% to $1.90 per share. The Company targets an annual dividend growth rate of 7-9% per share in subsequent years.
Issuance of Unsecured Notes and Secured Notes
On October 8, 2025, the Company issued $3.65 billion and $1.25 billion in aggregate principal amount of the New Unsecured Notes and New Secured Notes, respectively. The New Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. The New Secured Notes are senior secured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Operations
On September 26, 2025, the Company entered into the Second TEF loan to support the development of Cedar Bayou 5, which is currently under construction. Commercial operation of the 689 MW combined cycle facility is expected mid-2028.
On July 31, 2025, the Company entered into the First TEF loan to support the development of T.H. Wharton, which is currently under construction. Commercial operation of the 415 MW facility is expected mid-2026.
In March 2025, the PUCT selected the Greens Bayou 6 project to advance to the next phase of due diligence, marking the third NRG project chosen under the TEF due diligence process. This project is expected to be operational in 2028.
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
Tariffs — NRG’s business is affected by various macroeconomic factors, including tariffs. The U.S. has implemented, or is considering implementing, higher tariffs on imports into the U.S. Any potential increases in capital and operational expenditures may impact the Company’s procurement and sourcing strategies.

Affordability — Rising customer bills, driven by rising regulated transmission and distribution charges along with load growth, have heightened customer and regulatory focus on energy affordability, including evolving discussions regarding market design and frameworks governing customer-sited generation. NRG is monitoring and seeking to address these developments through its customer-focused business strategy and public policy advocacy efforts.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Revenue
Retail revenue	$7,282	$6,954	$328	$22,017	$20,527	$1,490
Energy revenue(a)	148	128	20	492	390	102
Capacity revenue(a)	87	47	40	195	133	62
Mark-to-market for economic hedging activities	34	8	26	18	32	(14)
Contract amortization	1	(8)	9	(4)	(25)	21
Other revenues(a)(b)	83	94	(11)	242	254	(12)
Total revenue	7,635	7,223	412	22,960	21,311	1,649
Operating Costs and Expenses
Cost of fuel	343	296	(47)	928	648	(280)
Purchased energy and other cost of sales(c)	4,975	4,775	(200)	15,698	14,723	(975)
Mark-to-market for economic hedging activities	410	1,638	1,228	346	315	(31)
Contract and emissions credit amortization(c)	15	(3)	(18)	43	43	—
Operations and maintenance	396	401	5	1,118	1,192	74
Other cost of operations	102	132	30	298	308	10
Cost of operations (excluding depreciation and amortization shown below)	6,241	7,239	998	18,431	17,229	(1,202)
Depreciation and amortization	360	352	(8)	1,030	1,045	15
Impairment losses	—	—	—	—	15	15
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $78, $55, $211 and $144, respectively, which are included in depreciation and amortization shown separately above)	612	645	33	1,885	1,739	(146)
Acquisition-related transaction and integration costs	8	7	(1)	59	22	(37)
Total operating costs and expenses	7,221	8,243	1,022	21,405	20,050	(1,355)
Gain/(loss) on sale of assets	—	208	(208)	(7)	209	(216)
Operating Income/(Loss)	414	(812)	1,226	1,548	1,470	78
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	6	(5)	4	13	(9)
Other income, net	10	5	5	26	38	(12)
Loss on debt extinguishment	—	—	—	(10)	(260)	250
Interest expense	(187)	(213)	26	(498)	(528)	30
Total other expense	(176)	(202)	26	(478)	(737)	259
Income/(Loss) Before Income Taxes	238	(1,014)	1,252	1,070	733	337
Income tax expense/(benefit)	86	(247)	(333)	272	251	(21)
Net Income/(Loss)	$152	$(767)	$919	$798	$482	$316
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2025 and 2024
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2025 and 2024:

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2025	2024	Change %
Texas
ERCOT - Houston(a)	$38.68	$34.12	13%
ERCOT - North(a)	36.94	34.21	8%

East
NY J/NYC(b)	$66.57	$44.09	51%
NEPOOL(b)	62.77	45.87	37%
COMED (PJM)(b)	55.33	38.03	45%
PJM West Hub(b)	61.48	49.70	24%

West
MISO - Louisiana Hub(b)	$40.93	$30.68	33%
CAISO - SP15(b)	36.34	43.12	(16)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	Change %
($/MMBtu)	$3.07	$2.16	42%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,300	$2,766	$703	$532	$(19)	$7,282
Energy revenue	16	132	—	—	—	148
Capacity revenue	—	87	—	—	—	87
Mark-to-market for economic hedging activities	—	28	6	—	—	34
Contract amortization	—	1	—	—	—	1
Other revenue(a)	63	16	6	—	(2)	83
Total revenue	3,379	3,030	715	532	(21)	7,635
Cost of fuel	(274)	(60)	(9)	—	—	(343)
Purchased energy and other cost of sales(b)(c)(d)	(1,776)	(2,551)	(599)	(56)	7	(4,975)
Mark-to-market for economic hedging activities	(407)	37	(40)	—	—	(410)
Contract and emissions credit amortization	(7)	(5)	(3)	—	—	(15)
Depreciation and amortization	(95)	(37)	(10)	(207)	(11)	(360)
Gross margin	$820	$414	$54	$269	$(25)	$1,532
Less: Mark-to-market for economic hedging activities, net	(407)	65	(34)	—	—	(376)
Less: Contract and emissions credit amortization, net	(7)	(4)	(3)	—	—	(14)
Less: Depreciation and amortization	(95)	(37)	(10)	(207)	(11)	(360)
Economic gross margin	$1,329	$390	$101	$476	$(14)	$2,282
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $970 million, $56 million and $198 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	12,462	4,175	621	—	—	17,258
Business electricity sales volume (GWh)	10,990	12,477	3,759	—	—	27,226
Home natural gas sales volume (MDth)	—	2,699	4,440	—	—	7,139
Business natural gas sales volume (MDth)	—	298,222	37,449	—	—	335,671
Average retail Home customer count (in thousands)(a)	2,873	2,125	713	—	—	5,711
Ending retail Home customer count (in thousands)(a)	2,844	2,115	714	—	—	5,673
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,317	—	2,317
Ending Vivint Smart Home customer count (in thousands) (b)	—	—	—	2,351	—	2,351
Power generation
GWh sold	9,299	1,941	1	—	—	11,241
GWh generated(c)
Coal	6,287	1,249	—	—	—	7,536
Gas	3,012	3	—	—	—	3,015
Oil	—	8	—	—	—	8
Renewables	—	—	1	—	—	1
Total	9,299	1,260	1	—	—	10,560
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned generation, excludes tolled generation and equity investments. Cottonwood was leased until May 2025

	Three months ended September 30, 2024
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,231	$2,468	$760	$499	$(4)	$6,954
Energy revenue	12	67	52	—	(3)	128
Capacity revenue	—	40	8	—	(1)	47
Mark-to-market for economic hedging activities	—	1	6	—	1	8
Contract amortization	—	(7)	(1)	—	—	(8)
Other revenue(a)	58	31	8	—	(3)	94
Total revenue	3,301	2,600	833	499	(10)	7,223
Cost of fuel	(226)	(44)	(26)	—	—	(296)
Purchased energy and other cost of sales(b)(c)(d)	(1,996)	(2,122)	(625)	(37)	5	(4,775)
Mark-to-market for economic hedging activities	(1,537)	(10)	(90)	—	(1)	(1,638)
Contract and emissions credit amortization	(5)	11	(3)	—	—	3
Depreciation and amortization	(81)	(39)	(23)	$(198)	(11)	(352)
Gross margin	$(544)	$396	$66	$264	$(17)	$165
Less: Mark-to-market for economic hedging activities, net	(1,537)	(9)	(84)	—	—	(1,630)
Less: Contract and emissions credit amortization, net	(5)	4	(4)	—	—	(5)
Less: Depreciation and amortization	(81)	(39)	(23)	(198)	(11)	(352)
Economic gross margin	$1,079	$440	$177	$462	$(6)	$2,152
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $960 million, $61 million and $203 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	13,126	4,357	582	—	—	18,065
Business electricity sales volume (GWh)	11,196	12,583	1,973	—	—	25,752
Home natural gas sales volume (MDth)	—	3,464	4,985	—	—	8,449
Business natural gas sales volume (MDth)	—	312,871	36,617	—	—	349,488
Average retail Home customer count (in thousands)(a)	2,946	2,157	755	—	—	5,858
Ending retail Home customer count (in thousands)(a)	2,921	2,132	718	—	—	5,771
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,137	—	2,137
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,154	—	2,154
Power generation
GWh sold	8,598	1,521	1,468	—	—	11,587
GWh generated(c)
Coal	5,417	1,040	—	—	—	6,457
Gas	3,181	1	1,467	—	—	4,649
Oil	—	1	—	—	—	1
Renewables	—	—	1	—	—	1
Total	8,598	1,042	1,468	—	—	11,108
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2025
CDDs(a)	1,659	773	1,123
HDDs(a)	—	33	3
2024
CDDs	1,714	814	1,194
HDDs	—	28	11
10-year average
CDDs	1,719	847	1,195
HDDs	5	45	9
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
Gross margin increased $1.4 billion and economic gross margin increased $130 million during the three months ended September 30, 2025, compared to the same period in 2024.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the following: •a 17%, or $194 million decrease in cost to serve the retail load, driven by lower realized power prices associated with the Company's diversified supply strategy •an increase in net revenue of $90 million, primarily driven by changes in customer term, product and mix	$284
Lower gross margin primarily due to a decrease in load driven by changes in customer mix and attrition	(38)
Other	4
Increase in economic gross margin	$250
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	1,130
Increase in contract and emissions credit amortization	(2)
Increase in depreciation and amortization	(14)
Increase in gross margin	$1,364

East

(In millions)
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	$(12)
Lower electric gross margin due to higher supply costs of $16.90 per MWh, or $286 million, driven primarily by increases in power prices, partially offset by higher net revenue rates of $11.70 per MWh, or $202 million as a result of changes in customer term, product, and mix	(84)
Lower electric gross margin from a decrease in load due to a change in customer mix and weather	(7)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in higher net revenue rates from changes in customer term, product, and mix of $0.60 per Dth, or $188 million, partially offset by higher supply costs of $0.55 per Dth, or $172 million, driven by an increase in gas costs	16
Lower natural gas gross margin from a decrease in load due to a change in customer mix	(7)
Higher gross margin due to a 145% increase in PJM capacity prices	27
Higher gross margin primarily due to an increase in average realized prices at Midwest Generation	10
Higher gross margin from demand response, primarily as a result of curtailment events during the third quarter of 2025	11
Other	(4)
Decrease in economic gross margin	$(50)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	74
Increase in contract amortization	(8)
Decrease in depreciation and amortization	2
Increase in gross margin	$18

West/Services/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(38)
Lower natural gas gross margin due to higher supply costs of $0.20 per Dth, or $9 million, partially offset by higher net revenue rates of $0.10 per Dth, or $3 million	(6)
Higher electric gross margin due to lower supply costs of $12.00 per MWh, or $52 million and customer mix of $13 million, partially offset by lower net revenue rates of $11.00 per MWh, or $48 million	17
Higher gross margin primarily due to an increase in home protection plan sales	14
Lower gross margin at Cottonwood driven by the termination of the facility lease in May 2025	(62)
Other	(1)
Decrease in economic gross margin	$(76)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	50
Decrease in contract amortization	1
Decrease in depreciation and amortization	13
Decrease in gross margin	$(12)

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $33 million and higher revenue rates of $0.58 per customer, or $4 million	$37
Lower gross margin due to a decrease in non-recurring sales revenue	(13)
Lower gross margin due to an increase in personnel and related support costs	(6)
Other	(4)
Increase in economic gross margin	$14
Increase in depreciation and amortization	(9)
Increase in gross margin	$5

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $1.3 billion during the three months ended September 30, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$—	$—	$8	$—	$8
Net unrealized gains/(losses) on open positions related to economic hedges	—	28	(2)	—	26
Total mark-to-market gains in revenue	$—	$28	$6	$—	$34
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(361)	$(31)	$30	$—	$(362)
Reversal of acquired loss positions related to economic hedges	14	2	—	—	16
Net unrealized (losses)/gains on open positions related to economic hedges	(60)	66	(70)	—	(64)
Total mark-to-market (losses)/gains in operating costs and expenses	$(407)	$37	$(40)	$—	$(410)
(a)Includes $(266) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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
For the three months ended September 30, 2025, the $34 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in natural gas prices and the reversal of previously recognized unrealized losses on contracts that settled during the period. The $410 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in the value of open positions in West as a result of decreases in CAISO power prices.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2025	2024
Trading gains/(losses)
Realized	$25	$25
Unrealized	(3)	(5)
Total trading gains	$22	$20

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended September 30, 2025	$205	$105	$27	$64	$(5)	$396
Three months ended September 30, 2024	170	102	61	67	1	401
Operations and maintenance expense decreased by $5 million for the three months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	$(28)
Decrease due to the disposition of Services businesses	(15)
Decrease in retail operations costs	(7)
Increase in planned major maintenance expenditures associated with the scope of outages at the Texas gas facilities and Powerton	35
Increase due to the acquisition of the Texas Generation Portfolio facilities in April 2025	7
Other	3
Decrease in operations and maintenance expense	$(5)
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Three months ended September 30, 2025	$67	$34	$—	$1	$102
Three months ended September 30, 2024	80	46	4	2	132

Other cost of operations for the three months ended September 30, 2025 decreased by $30 million, when compared to the same period in 2024, due to the following:

(In millions)
Decrease primarily due to changes in prior year ARO cost estimates at Jewett Mine and in the East	$(24)
Other	(6)
Decrease in other cost of operations	$(30)

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Three months ended September 30, 2025	$95	$37	$10	$207	$11	$360
Three months ended September 30, 2024	81	39	23	198	11	352
Depreciation and amortization increased by $8 million for the three months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	$46
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(31)
Decrease in amortization due to the disposition of Services businesses	(5)
Other	(2)
Increase in depreciation and amortization	$8
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended September 30, 2025	$261	$151	$44	$148	$8	$612
Three months ended September 30, 2024	260	157	66	151	11	645
Selling, general and administrative costs decreased by $33 million for the three months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease due to the disposition of Services businesses	$(13)
Decrease in equity linked compensation	(7)
Decrease in provision for credit losses due to improved customer payment behavior	(7)
Decrease in personnel costs	(4)
Other	(2)
Decrease in selling, general and administrative costs	$(33)

Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $8 million and $7 million for the three months ended September 30, 2025 and 2024, respectively, include:

	Three months ended September 30,
(In millions)	2025	2024
Vivint Smart Home integration costs	$4	$4
LSP Portfolio acquisition costs	2	—
Other	2	3
Acquisition-related transaction and integration costs	$8	$7
Gain on Sale of Assets
The gain on sale of assets of $208 million for the three months ended September 30, 2024, was due to the sale of the Airtron business unit.
Interest Expense
Interest expense decreased by $26 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher unrealized losses on derivatives related to debt assumed at the Vivint acquisition in the 2024 period, partially offset by a realized loss on the treasury locks in the 2025 period.
Income Tax Expense/(Benefit)
For the three months ended September 30, 2025, income tax expense of $86 million was recorded on pre-tax income of $238 million. For the same period in 2024, an income tax benefit of $247 million was recorded on pre-tax loss of $1.0 billion. The effective tax rates were 36.1% and 24.4% for the three months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025 and 2024, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense.

Management’s discussion of the results of operations for the nine months ended September 30, 2025 and 2024
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2025 and 2024:

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2025	2024	Change %
Texas
ERCOT - Houston (a)	$38.79	$34.09	14%
ERCOT - North(a)	36.73	32.19	14%

East
NY J/NYC(b)	$76.07	$42.79	78%
NEPOOL(b)	72.48	42.62	70%
COMED (PJM)(b)	46.17	32.50	42%
PJM West Hub(b)	58.13	41.07	42%

West
MISO - Louisiana Hub(b)	$45.49	$29.78	53%
CAISO - SP15(b)	26.55	28.17	(6)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change %
($/MMBtu)	$3.39	$2.10	61%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025
($ In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$8,466	$9,724	$2,350	$1,530	$(53)	$22,017
Energy revenue	38	354	101	—	(1)	492
Capacity revenue	—	182	14	—	(1)	195
Mark-to-market for economic hedging activities	—	12	6	—	—	18
Contract amortization	—	(4)	—	—	—	(4)
Other revenue(a)	157	76	18	—	(9)	242
Total revenue	8,661	10,344	2,489	1,530	(64)	22,960
Cost of fuel	(652)	(203)	(73)	—	—	(928)
Purchased energy and other cost of sales(b)(c)(d)	(4,942)	(8,635)	(2,001)	(143)	23	(15,698)
Mark-to-market for economic hedging activities	(375)	(46)	75	—	—	(346)
Contract and emissions credit amortization	(11)	(27)	(5)	—	—	(43)
Depreciation and amortization	(271)	(110)	(34)	$(582)	(33)	(1,030)
Gross margin	$2,410	$1,323	$451	$805	$(74)	$4,915
Less: Mark-to-market for economic hedging activities, net	(375)	(34)	81	—	—	(328)
Less: Contract and emissions credit amortization, net	(11)	(31)	(5)	—	—	(47)
Less: Depreciation and amortization	(271)	(110)	(34)	(582)	(33)	(1,030)
Economic gross margin	$3,067	$1,498	$409	$1,387	$(41)	$6,320
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $2.6 billion, $186 million and $817 million of TDSP expense in Texas, East, and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	31,021	11,775	1,844	—	—	44,640
Business electricity sales volume (GWh)	30,055	34,627	9,415	—	—	74,097
Home natural gas sales volume (MDth)	—	35,557	48,109	—	—	83,666
Business natural gas sales volume (MDth)	—	1,107,780	132,099	—	—	1,239,879
Average retail Home customer count (in thousands)(a)	2,911	2,172	717	—	—	5,800
Ending retail Home customer count (in thousands)(a)	2,844	2,115	714	—	—	5,673
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,229	—	2,229
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,351	—	2,351
Power generation
GWh sold	21,880	4,804	2,117	—	—	28,801
GWh generated(c)
Coal	16,302	2,945	—	—	—	19,247
Gas	5,578	5	2,114	—	—	7,697
Oil	—	15	—	—	—	15
Renewables	—	—	3	—	—	3
Total	21,880	2,965	2,117	—	—	26,962
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments. Cottonwood was leased until May 2025

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
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $2.6 billion, $197 million and $860 million of TDSP expense in Texas, East and West/Services/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	31,540	11,803	1,722	—	—	45,065
Business electricity sales volume (GWh)	30,936	35,792	7,985	—	—	74,713
Home natural gas sales volume (MDth)	—	33,577	50,027	—	—	83,604
Business natural gas sales volume (MDth)	—	1,118,695	134,310	—	—	1,253,005
Average retail Home customer count (in thousands)(a)	2,949	2,168	761	—	—	5,878
Ending retail Home customer count (in thousands)(a)	2,921	2,132	718	—	—	5,771
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,083	—	2,083
Ending Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,154	—	2,154
Power generation
GWh sold	16,913	3,639	4,342	—	—	24,894
GWh generated(c)
Coal	10,353	2,005	—	—	—	12,358
Gas	6,560	1	4,338	—	—	10,899
Oil	—	4	—	—	—	4
Renewables	—	—	4	—	—	4
Total	16,913	2,010	4,342	—	—	23,265
(a) Home customer count includes recurring residential customers, services customers and community choice
(b) Vivint Smart Home customers that also purchase other NRG products
(c) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
Weather Metrics	Texas	East	West/Services/Other(b)
2025
CDDs(a)	2,913	1,184	1,780
HDDs(a)	1,063	3,004	1,379
2024
CDDs	3,003	1,277	1,881
HDDs	916	2,676	1,310
10-year average
CDDs	2,851	1,251	1,811
HDDs	993	2,970	1,292
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
Gross margin increased $378 million and economic gross margin increased $387 million, both of which include intercompany sales, during the nine months ended September 30, 2025, compared to the same period in 2024.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the following: •an increase in net revenue of $319 million, primarily driven by changes in customer term, product and mix •a 6%, or $159 million decrease in cost to serve the retail load, driven by lower realized power prices associated with the Company's diversified supply strategy	$478
Lower gross margin due to a decrease in load of 1.7 TWh, or $50 million, driven by changes in customer mix and attrition, partially offset by an increase in load of 300 GWh, or $16 million attributed to weather	(34)
Other	9
Increase in economic gross margin	$453
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	332
Increase in contract and emissions credit amortization	(4)
Increase in depreciation and amortization	(31)
Increase in gross margin	$750

East

(In millions)
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	$(37)
Higher natural gas gross margin, including the impact of transportation and storage contract optimization, resulting in higher net revenue rates from changes in customer term, product, and mix of $1.05 per Dth, or $1.19 billion, partially offset by higher supply costs of $0.90 per Dth, or $1.04 billion, driven by an increase in gas costs	145
Lower natural gas gross margin from a decrease in load due to a change in customer mix, partially offset by an increase in load due to weather	(5)
Lower electric gross margin due to higher supply costs of $12.50 per MWh, or $584 million driven primarily by increases in power prices, partially offset by higher net revenue rates of $9.00 per MWh, or $408 million, as a result of changes in customer term, product and mix	(176)
Lower electric gross margin from a decrease in load due to a change in customer mix, partially offset by an increase in load due to weather	(7)
Higher gross margin due to an increase in generation volumes as a result of spark spread expansion in NYISO, partially offset by a decrease in average realized prices at Midwest Generation	31
Higher gross margin due to a 159% increase in PJM capacity prices and a 37% increase in NYISO capacity prices	60
Higher gross margin from demand response, primarily as a result of curtailment events during the third quarter of 2025	9
Other	(1)
Increase in economic gross margin	$19
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(644)
Decrease in contract amortization	23
Decrease in depreciation and amortization	7
Decrease in gross margin	$(595)

West/Services/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(121)
Higher electric gross margin due to lower supply costs of $13.50 per MWh, or $154 million and customer mix of $25 million, partially offset by lower net revenue rates of $11.00 per MWh, or $123 million	56
Higher natural gas gross margin due to higher net revenue rates of $0.05 per Dth, or $5 million and lower supply costs of $0.05 per Dth, or $4 million	9
Higher gross margin primarily due to an increase in home protection plan sales	34
Lower gross margin at Cottonwood driven by the termination of the facility lease in May 2025	(83)
Lower gross margin at Cottonwood due to spark spread contraction, partially offset by favorable capacity pricing	(12)
Other	(3)
Decrease in economic gross margin	$(120)
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	267
Decrease in contract amortization	2
Decrease in depreciation and amortization	62
Increase in gross margin	$211

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $85 million and higher revenue rates of $0.96 per customer, or $19 million	$104
Lower gross margin due to a decrease in non-recurring sales revenue	(25)
Lower gross margin due to an increase in personnel and related support costs	(9)
Other	(9)
Increase in economic gross margin	$61
Increase in depreciation and amortization	(21)
Increase in gross margin	$40

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $45 million during the nine months ended September 30, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Nine months ended September 30, 2025
(In millions)	Texas	East	West/Services/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(7)	$6	$—	$(1)
Net unrealized gains on open positions related to economic hedges	—	19	—	—	19
Total mark-to-market gains in revenue	$—	$12	$6	$—	$18
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(498)	$(96)	$143	$—	$(451)
Reversal of acquired loss/(gain) positions related to economic hedges	23	(2)	—	—	21
Net unrealized gains/(losses) on open positions related to economic hedges	100	52	(68)	—	84
Total mark-to-market (losses)/gains in operating costs and expenses	$(375)	$(46)	$75	$—	$(346)
(a)Includes $(319) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

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

For the nine months ended September 30, 2025, the $18 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in natural gas prices. The $346 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of Texas open positions as a result of increases in ERCOT power prices.
For the nine months ended September 30, 2024, the $32 million gain in revenues from economic hedge positions was primarily driven by an increase in the value of open positions as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $315 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits based on the Company's Risk Management Policy.

	Nine months ended September 30,
(In millions)	2025	2024
Trading gains
Realized	$26	$30
Unrealized	7	—
Total trading gains	$33	$30

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Nine months ended September 30, 2025	$534	$303	$118	$181	$(18)	$1,118
Nine months ended September 30, 2024	585	259	168	178	2	1,192

Operations and maintenance expense decreased by $74 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	$(100)
Decrease due to the disposition of Services businesses	(53)
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	(28)
Increase in planned major maintenance expenditures associated with the scope of outages at the Powerton and Cottonwood, partially offset by the timing of planned outages at the Texas coal facilities	61
Increase driven by higher retail operations costs	16
Increase due to the acquisition of the Texas Generation Portfolio facilities in April 2025	14
Increase in variable operations and maintenance expenditures driven by higher generation at Powerton	6
Increase driven by higher Vivint Smart Home operations costs to support customer growth	3
Other	7
Decrease in operations and maintenance expense	$(74)

Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Total
Nine months ended September 30, 2025	$192	$97	$6	$3	$298
Nine months ended September 30, 2024	187	104	11	6	308

Other cost of operations decreased by $10 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease primarily driven by current year changes in ARO cost estimates in the East, partially offset by an increase in current year ARO cost estimates at Jewett Mine	$(7)
Other	(3)
Decrease in other cost of operations	$(10)
Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate	Total
Nine months ended September 30, 2025	$271	$110	$34	$582	$33	$1,030
Nine months ended September 30, 2024	240	117	96	561	31	1,045
Depreciation and amortization decreased by $15 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	$132
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(91)
Decrease in amortization due to the disposition of Services businesses	(37)
Decrease in amortization primarily due to the roll off of intangibles in Texas, East and West	(22)
Other	3
Decrease in depreciation and amortization	$(15)

Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas	East	West/Services/Other	Vivint Smart Home	Corporate/Eliminations	Total
Nine months ended September 30, 2025	$677	$445	$130	$618	$15	$1,885
Nine months ended September 30, 2024	622	435	187	460	35	1,739
Selling, general and administrative costs increased by $146 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase due to reserves for legal matters in 2025	$176
Increase in equity linked compensation primarily driven by a higher share price in 2025	24
Increase in personnel costs	24
Decrease due to the disposition of Services businesses	(35)
Decrease in provision for credit losses primarily due to improved customer payment behavior	(27)
Decrease in marketing and media expenses	(8)
Other	(8)
Increase in selling, general and administrative costs	$146
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $59 million and $22 million for the nine months ended September 30, 2025 and 2024, respectively, include:

	Nine months ended September 30,
(In millions)	2025	2024
LSP Portfolio acquisition costs	$25	$—
Vivint Smart Home integration costs	25	17
Texas Generation Portfolio acquisition costs	5	—
Other	4	5
Acquisition-related transaction and integration costs	$59	$22
Gain on Sale of Assets
The gain on sale of assets of $209 million for the nine months ended September 30, 2024, was primarily due to the sale of the Airtron business unit.
Loss on Debt Extinguishment
A loss on debt extinguishment of $260 million was recorded for the nine months ended September 30, 2024, driven by the repurchase of a portion of the Convertible Senior Notes.
Interest Expense
Interest expense decreased by $30 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher unrealized losses on derivatives and amortization of debt discount related to debt assumed at the Vivint acquisition in the 2024 period, partially offset by a realized loss on the treasury locks in the 2025 period.
Income Tax Expense
For the nine months ended September 30, 2025, an income tax expense of $272 million was recorded on a pre-tax income of $1.1 billion. For the same period in 2024, income tax expense of $251 million was recorded on pre-tax income of $733 million. The effective tax rates were 25.4% and 34.2% for the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences. For the same period in 2024, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense and permanent differences.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2025 and December 31, 2024, NRG's total liquidity, excluding funds deposited by counterparties, of approximately $6.5 billion and $5.4 billion, respectively, was comprised of the following:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$732	$966
Restricted cash - operating	15	4
Restricted cash - reserves(a)	15	4
Total	762	974
Total availability under Revolving Credit Facility and collective collateral facilities(b)	5,730	4,469
Total liquidity, excluding funds deposited by counterparties	$6,492	$5,443
(a) Includes reserves primarily for debt service, performance obligations and capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $8.0 billion and $7.3 billion as of September 30, 2025 and December 31, 2024, respectively

For the nine months ended September 30, 2025, total liquidity, excluding funds deposited by counterparties, increased by $1.0 billion. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2025 were predominantly held in bank deposits.
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

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Note 7, Long-term Debt and Finance Leases, to this Form 10-Q, the Company's financing arrangements consist mainly of the Senior Notes, Senior Secured First Lien Notes, Senior Credit Facility, Receivables Facility and tax-exempt bonds. The Company also issues letters of credit through bilateral letter of credit facilities and the pre-capitalized trust securities facility.
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
Anticipated Acquisition of LSP Portfolio
On May 12, 2025, NRG entered into a definitive agreement with LS Power to acquire a power portfolio including 13 GW of natural gas-fired generation facilities and the C&I VPP platform with 6 GW of capacity. The consideration will consist of 24.25 million shares of NRG common stock, and $6.4 billion in cash, subject to working capital adjustments as set forth in the purchase agreement. As part of the transaction, NRG will also assume approximately $3.2 billion of debt. The acquisition is expected to close in the first quarter of 2026 and is subject to the satisfaction or waiver of specified closing conditions, consents and regulatory approvals, including HSR, FERC, DOJ, and NYSPSC. For further discussion, see Note 4, Acquisitions and Dispositions.
In connection with the anticipated acquisition of the LSP Portfolio, the Company entered into a commitment letter for a senior secured bridge facility with certain financial institutions in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the cash consideration for the anticipated acquisition and related fees and expenses. The Bridge Facility was terminated on October 8, 2025 following the issuance of the New Unsecured Notes and the New Secured Notes. See Note 7, Long-term Debt and Finance Leases
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $2 million in working capital adjustments. For further discussion, see Note 4, Acquisitions and Dispositions.

Issuance of Unsecured Notes and Secured Notes
On October 8, 2025, the Company issued $3.65 billion and $1.25 billion in aggregate principal amount of the New Unsecured Notes and New Secured Notes, respectively. The New Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. The New Secured Notes are senior secured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility.
The Company intends to use a portion of the net proceeds from the New Unsecured Notes and the New Secured Notes to partially fund the cash portion of the purchase price of the acquisition of the LSP Portfolio. In addition, the Company intends to use a portion of the net proceeds from the 2035 Notes to repay in full its $500 million aggregate principal amount of 2.000% senior secured notes on the maturity date of December 2, 2025. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Amendment to Term Loan
On July 22, 2025, the Company and APX Group LLC, as borrowers, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment with, among others, the Agent, and certain financial institutions, as lenders, which amended the Credit Agreement by adding a new incremental Term Loan B in an aggregate principal amount of $1.0 billion. For further discussion, see Note 7, Long-term Debt and Finance Leases.
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
Receivables Securitization Facilities
On June 20, 2025, NRG Receivables amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026.
Texas Development Priorities
On July 31, 2025, NRG THW GT LLC, a wholly-owned subsidiary of the Company, entered into the First TEF loan to support the development of T.H. Wharton, which is currently under construction. The Company signed an Equity Contribution Agreement and Guaranty with respect to the First TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of July 31, 2045. As of October 31, 2025, $178 million of disbursements for the First TEF loan have occurred.
On September 26, 2025, NRG Cedar Bayou 5 LLC, a wholly-owned subsidiary of the Company, entered into the Second TEF loan to support the development of Cedar Bayou 5, which is currently under construction. The Company signed an Equity Contribution Agreement and Guaranty with respect to the Second TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of September 26, 2045. As of October 31, 2025, $230 million of disbursements for the Second TEF loan have occurred.
IR Bonds
On October 23, 2025, the Company remarketed $57 million aggregate principal amount of the IR 2040 Bonds and $190 million aggregate principal amount of the IR 2045 Bonds. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Liability Management
The Company has currently spent $269 million and intends to spend approximately $6 million from cash from operations on liability management during the remainder of 2025. The Company remains committed to maintaining a strong balance sheet and its targeted credit metrics.

Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2025, market operations had total cash collateral outstanding of $358 million and $2.2 billion outstanding in letters of credit to third parties primarily to support its market activities. As of September 30, 2025, total funds deposited by counterparties were $323 million in cash and $339 million of letters of credit.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2025, all hedges under the first liens were at-the-money on a counterparty aggregate basis.

Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and investments and integration for the nine months ended September 30, 2025, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$175	$26	$529	$730
East	9	—	—	9
West/Services/Other	8	—	1	9
Vivint Smart Home	10	—	4	14
Corporate	17	—	70	87
Total cash capital expenditures for the nine months ended September 30, 2025(a)	$219	$26	$604	$849
Integration operating expenses and cost to achieve	—	—	32	32
Investments	—	—	181	181
Total cash capital expenditures and investments for the nine months ended September 30, 2025	$219	$26	$817	$1,062

Estimated cash capital expenditures and investments for the remainder of 2025	171	19	126	316
Estimated full year 2025 cash capital expenditures and investments	$390	$45	$943	$1,378
(a)Capital expenditures exclude W.A. Parish insurance proceeds of $100 million
Investments and Integration for the nine months ended September 30, 2025 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2025 through 2029 required to comply with environmental laws will be approximately $76 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.

Share Repurchases
During the nine months ended September 30, 2025, the Company completed $971 million of share repurchases at an average price of $119.78 per share. Through October 31, 2025, an additional $129 million of share repurchases were executed at an average price of $167.41 per share. On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2025, NRG increased the annual dividend to $1.76 from $1.63 per share. A quarterly dividend of $0.44 per share was paid on the Company's common stock during the three months ended September 30, 2025. On October 20, 2025, NRG declared a quarterly dividend on the Company's common stock of $0.44 per share, payable on November 17, 2025 to stockholders of record as of November 3, 2025. Beginning in the first quarter of 2026, NRG will increase the annual dividend by 8% to $1.90 per share. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
Series A Preferred Stock Dividends
During the quarters ended September 30, and March 31, 2025, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 26, Guarantees, to the Company's 2024 Form 10-K.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $461 million as of September 30, 2025. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2024 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and nine months ended September 30, 2025.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
(In millions)	2025	2024	Change
Cash provided by operating activities	$1,790	$1,354	$436
Cash (used)/provided by investing activities	(1,340)	163	(1,503)
Cash used by financing activities	(540)	(1,041)	501

Cash provided by operating activities
Changes to cash provided/(used) by operating activities were driven by:

(In millions)
Increase in operating income adjusted for other non-cash items	$349
Increase in working capital primarily driven by deferred revenues and changes in ARO cost estimates	225
Decrease in working capital due to the payment of the CPI legal matter	(224)
Changes in cash collateral in support of risk management activities due to change in commodity prices	156
Decrease in working capital primarily due to timing of prepayments	(99)
Increase in other working capital	29
$436

Cash (used)/provided by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in capital expenditures	$(563)
Increase in cash paid for acquisitions primarily due to the acquisition of the Texas Generation Portfolio in April 2025	(558)
Decrease in proceeds from sale of assets primarily due to the sale of the Airtron business unit in 2024	(489)
Increase in insurance proceeds for property, plant and equipment, net	97
Increase due to fewer purchases of emissions allowances, net of sales	10
$(1,503)
Cash used by financing activities
Changes to cash provided/(used) by financing activities were driven by:

(In millions)
Increase due to fewer repayments of long-term debt and finance leases	$711
Decrease primarily due to higher payments for share repurchase activity in 2025	(683)
Increase in proceeds from issuance of long-term debt in 2025	500
Decrease due to payment for settlement of capped call options in 2025	(292)
Increase primarily due to debt extinguishment costs in 2024	216
Increase in net receipts from settlement of acquired derivatives	53
Other	(4)
$501

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2025, the Company had domestic pre-tax book income of $978 million and foreign pre-tax book income of $92 million. As of December 31, 2024, the Company had cumulative U.S. federal NOL carryforwards of $7 billion, of which $5.3 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $394 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $274 million indefinite carryforward for interest deductions, as well as $269 million of tax credits, inclusive of $61 million CAMT credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments due to federal, state and foreign jurisdictions of up to $125 million in 2025. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company's provision for income taxes from the CAMT for the nine months ended September 30, 2025.
As of September 30, 2025, the Company has $57 million of tax-effected uncertain federal, state, and foreign tax benefits, for which the Company has recorded a non-current tax liability of $62 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
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
On July 4, 2025, OBBB was enacted into law. The OBBB includes changes to U.S. tax law that will be applicable to NRG beginning in 2025, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impact of the OBBB on the Company’s consolidated financial statements has been reflected in its third quarter current and deferred taxes, however, there is no material impact to the income tax expense for the nine months ended September 30, 2025.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of September 30, 2025 and December 31, 2024, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.0 billion and $2.2 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of September 30, 2025 and December 31, 2024 as discussed below.
NOL Carryforwards — As of September 30, 2025, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.5 billion and $341 million, respectively. The Company estimates it will generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $111 million.
Valuation Allowance — As of September 30, 2025 and December 31, 2024, the Company’s tax-effected valuation allowance was $149 million and $144 million, respectively consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of September 30, 2025, the Company's outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	Nine months ended September 30, 2025
Revenue(a)	$21,035
Operating income(b)	1,327
Total other expense	(450)
Income before income taxes	877
Net Income	631
(a)Intercompany transactions with Non-Guarantors of $37 million during the nine months ended September 30, 2025
(b)Intercompany transactions with Non-Guarantors including cost of operations of $87 million and selling, general and administrative of $334 million during the nine months ended September 30, 2025
The following table presents the summarized balance sheet information:

(In millions)	As of September 30, 2025
Current assets(a)	$5,499
Property, plant and equipment, net	1,444
Non-current assets	15,492
Current liabilities(b)	7,252
Non-current liabilities	13,589
(a)Includes intercompany receivables due from Non-Guarantors of $194 million as of September 30, 2025
(b)Includes intercompany payables due to Non-Guarantors of $74 million as of September 30, 2025

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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of September 30, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2025. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2024	$992
Contracts realized or otherwise settled during the period	(411)
Texas Generation Portfolio contracts acquired during the period	(83)
Other changes in fair value	(89)
Fair Value of Contracts as of September 30, 2025(a)	$409
(a)Includes $450 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities

	Fair Value of Contracts as of September 30, 2025
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains(a)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(4)	$7	$1	$(1)	$3
Level 2	56	93	21	4	174
Level 3	(121)	(106)	(7)	16	(218)
Total	$(69)	$(6)	$15	$19	$(41)
(a)Excludes $450 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's Risk Management Policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2025, NRG's net derivative asset was $409 million, a decrease to total fair value of $583 million as compared to December 31, 2024. This decrease was driven by the roll-off of trades that settled during the period, losses in fair value and the Texas Generation Portfolio contracts acquired.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $957 million in the net value of derivatives as of September 30, 2025. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $953 million in the net value of derivatives as of September 30, 2025.

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

The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the three and nine months ended September 30, 2025 and 2024:

(In millions)	2025	2024
VaR as of September 30,	$65	$67
Three months ended September 30,
Average	$67	$58
Maximum	76	67
Minimum	57	50
Nine months ended September 30,
Average	$62	$61
Maximum	76	75
Minimum	47	50
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $84 million, as of September 30, 2025, primarily driven by asset-backed and hedging transactions.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2024 Form 10-K. As of September 30, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.5 billion and NRG held collateral (cash and letters of credit) against those positions of $278 million, resulting in a Net Exposure of $1.2 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 45% of the Company's exposure before collateral is expected to roll off by the end of 2026. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	67%
Financial institutions	33
Total as of September 30, 2025	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	73%
Non-investment grade/Non-Rated	27
Total as of September 30, 2025	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of September 30, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $851 million for the next five years.
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
As of September 30, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of September 30, 2025, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $859 million and a 1.00 MMBtu/MWh decrease in Heat Rates for Heat Rate positions would result in an increase in margin collateral posted of approximately $280 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2025.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, treasury locks, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility when taking into account the combinations of the debt and the interest rate derivative instrument. NRG's management policies allow the Company to reduce interest rate exposure. The Company has $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In July 2025, the Company entered into treasury locks with a total notional amount of $1.4 billion which were fully terminated in September 2025.
NRG has both short and long-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2025, a 1% change in variable interest rates would result in a $16 million change in interest expense on a rolling twelve-month basis.

As of September 30, 2025, the fair value and related carrying value of the Company's debt was $11.8 billion and $12.0 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt as of September 30, 2025 by $466 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of September 30, 2025, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $425 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of September 30, 2025 would have resulted in a decrease of $6 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings to which NRG is a party through September 30, 2025, see Note 14, Commitments and Contingencies, to this Form 10-Q.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended September 30, 2025.

For the three months ended September 30, 2025	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)(d)
Month #1
(July 1, 2025 to July 31, 2025)	5,199,669	$85.53	1,213,334	$857
Month #2
(August 1, 2025 to August 31, 2025)	775,540	$153.39	775,540	$738
Month #3
(September 1, 2025 to September 30, 2025)	516,063	$162.09	516,063	$654
Total at September 30, 2025	6,491,272	$99.73	2,504,937
(a)Includes share repurchases under the $3.7 billion share repurchase authorization and the settlement of Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
(b)The average price paid per share excludes excise tax owed and commissions per share paid in connection with the open market share repurchases
(c)Includes commissions paid in connection with the open market share repurchases
(d)Excludes the additional share repurchase program of up to $3.0 billion authorized by the Board of Directors on October 16, 2025, to be executed through 2028

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2025, the following directors or officers of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K, as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Virginia Kinney	Executive Vice President, Chief Administration Officer	8/8/2025	Rule 10b5-1 Trading Arrangement	Up to 25,000 shares to be Sold	11/14/2025-5/15/2026	N/A
Brian Curci	Executive Vice President and General Counsel	8/8/2025	Rule 10b5-1 Trading Arrangement	Up to 107,220(b) shares to be Sold	1/5/2026-7/31/2026	N/A
Robert Gaudette	Executive Vice President, NRG Business	9/4/2025	Rule 10b5-1 Trading Arrangement	Up to 45,000 shares to be Sold	1/5/2026-2/28/2026	N/A
Woo-Sung Chung	Executive Vice President and Chief Financial Officer	9/4/2025	Rule 10b5-1 Trading Arrangement	Up to 20,000 shares to be Sold	1/5/2026-3/31/2026	N/A
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

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Base Indenture, dated October 8, 2025, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the New Secured Notes.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 8, 2025.
4.2
Supplemental Indenture, dated October 8, 2025, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 4.734% Senior Secured First Lien Notes due 2030 and Form 5.407% Senior Secured First Lien Notes due 2035.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on October 8, 2025.
4.3	Base Indenture, dated October 8, 2025, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, pertaining to the New Unsecured Notes.	Incorporated herein by reference to Exhibit 4.5 to the Registrant's current report on Form 8-K filed on October 8, 2025.
4.4
Supplemental Indenture, dated October 8, 2025, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 5.750% Senior Notes due 2034 and Form of 6.000% Senior Notes due 2036.
Incorporated herein by reference to Exhibit 4.6 to the Registrant's current report on Form 8-K filed on October 8, 2025.
10.1
Equity Contribution Agreement and Guaranty, dated September 26, 2025, among NRG Energy, Inc., Cedar Bayou 5 Holdings LLC, NRG Cedar Bayou 5 LLC, Public Utility Commissioner of Texas, and Wilmington Trust, National Association, as administrative agent and collateral agent. *
Filed herewith.
10.2
Credit Agreement, dated September 26, 2025, among NRG Cedar Bayou 5 LLC, Public Utility Commissioner of Texas, and Wilmington Trust, National Association, as administrative agent and collateral agent.*
Filed herewith.
10.3
Fifteenth Amendment to Second Amended and Restated Credit Agreement, dated as of July 22, 2025, among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders*.
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

NRG ENERGY, INC. (Registrant)

/s/ LAWRENCE S. COBEN
Lawrence S. Coben
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER
G. Alfred Spencer
Date: November 6, 2025	Chief Accounting Officer (Principal Accounting Officer)