Form 10-K
period 2025-12-31
NRG ENERGY, INC.
filed 2026-02-24
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2025.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
  NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

1301 McKinney Street, Houston, Texas (Address of principal executive offices)	77010 (Zip Code)
(713) 537-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
Common Stock, par value $0.01	NRG	NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $26,643,647,974 based on the closing sale price of $160.58 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Stock, par value $0.01 per share	214,677,543
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Updates – updates to the ASC
AUC	Alberta Utilities Commission
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
Cedar Bayou 5	Cedar Bayou Unit 5 generation facility, a 689 MW natural gas-fueled combined cycle plant
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CO2e	Carbon Dioxide Equivalents
Company	NRG Energy, Inc.
CONE	Cost of New Entry
Convertible Senior Notes	NRG’s unsecured 2.750% Convertible Senior Notes due 2048, which were redeemed on July 8, 2025
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant. NRG leased and operated the plant through May 2025
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
DSI	Dry Sorbent Injection
DSU	Deferred Stock Unit
Dth	Dekatherms
Dual fuel customers	Customer that have both electricity and natural gas service with the Company
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuels, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

FGD	Flue gas desulfurization
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
Greens Bayou 6	Greens Bayou Unit 6 generation facility, a 443 MW natural gas-fueled peaker plant
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
IoT	Internet of Things
IRA	Inflation Reduction Act
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California's Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LSEs	Load Serving Entities
LS Power	LS Power Equity Advisors, LLC
LSP Portfolio	The acquisition of a portfolio of natural gas and dual fuel generation and other assets from LS Power
LTIPs	Collectively, the NRG LTIP and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NERC-CIP	North American Electric Reliability Corporation Critical Infrastructure Protection
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
NIST	National Institute of Standards and Technology
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides

NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG LTIP	NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan, as amended
NRG Receivables	NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which were for the Company's portion of the decommissioning of the STP, units 1 & 2 through the sale of STP on November 1, 2023
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI/OCL	Other Comprehensive Income/(Loss)
OECD	Organization for Economic Cooperation and Development
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	PG&E Corporation (NYSE: PCG) and its primary operating subsidiary, Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
PPA	Power Purchase Agreement
PSU	Performance Stock Unit
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility	NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company's $2.3 billion accounts receivables securitization facility due 2026, which was last amended on June 20, 2025
Receivables Securitization Facilities	Collectively, the Receivables Facility and the Repurchase Facility
RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility
Renewables	Consists of the following projects in which NRG has an ownership interest: Ivanpah and solar generating stations located at various NFL Stadiums
Renewables Platform	The renewable operating and development platform sold to Global Infrastructure Partners with NRG's interest in NRG Yield
Repurchase Facility	NRG's $150 million uncommitted repurchase facility related to the Receivables Facility due 2024, which was terminated on June 21, 2024
Revolving Credit Facility	The Company's $4.6 billion revolving credit facility due 2029, which was last amended on May 27, 2025
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RPS	Renewable Portfolio Standards
RPSU	Relative Performance Stock Unit
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization, also referred to as ISOs
SCR	Selective Catalytic Reduction Control System
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility

Senior Notes
As of December 31, 2025, NRG's $9.9 billion outstanding unsecured senior notes consisting of $821 million of 5.750% senior notes due 2028, $733 million of the 5.250% senior notes due 2029, $500 million of the 3.375% senior notes due 2029, $798 million of the 5.750% senior notes due 2029, $1.0 billion of the 3.625% senior notes due 2031, $480 million of the 3.875% senior notes due 2032, $925 million of the 6.000% senior notes due 2033, $950 million of the 6.250% senior notes due 2034, $1.3 billion of the 5.750% senior notes due 2034 and $2.4 billion of the 6.000% senior notes due 2036

Senior Secured First Lien Notes
As of December 31, 2025, NRG’s $3.4 billion outstanding Senior Secured First Lien Notes consists of $900 million of the 2.450% Senior Secured First Lien Notes due 2027, $500 million of the 4.450% Senior Secured First Lien Notes due 2029, $625 million of the 4.734% Senior Secured First Lien Notes due 2030, $740 million of the 7.000% Senior Secured First Lien Notes due 2033 and $625 million of the 5.407% Senior Secured First Lien Notes due 2035

Series A Preferred Stock
As of December 31, 2025, NRG's Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

Services	NRG Services, which primarily includes the services businesses acquired in the Direct Energy acquisition
SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
South Central Portfolio	NRG's South Central Portfolio, which owned and operated a portfolio of generation assets consisting of Bayou Cove, Big Cajun-I, Big Cajun-II, Cottonwood and Sterlington, was sold on February 4, 2019. NRG leased the Cottonwood facility through May 2025
S&P	Standard & Poor's
STP	South Texas Project — a nuclear generating facility located near Bay City, Texas in which NRG owned a 44% interest. NRG closed on the sale of its interest in STP on November 1, 2023
STPNOC	South Texas Project Nuclear Operating Company
TCJA	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
TEF	Texas Energy Fund
Texas Generation Portfolio	The acquisition of a portfolio of power generation facilities and other assets from Rockland Capital, LLC
Texas Genco	Texas Genco LLC
T.H. Wharton	T.H. Wharton generation facility includes a 1,002 MW natural gas-fueled plant, which is currently operational, and an additional 415 MW natural gas-fueled peaker plant, which is currently under construction
TSR	Total Shareholder Return
TWh	Terawatt Hour
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Vivint LTIP	NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as the Vivint Smart Home, Inc. Long-Term Incentive Plan), assumed by NRG pursuant to merger between NRG and Vivint
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I
Item 1 — Business
General
NRG Energy, Inc., or NRG or the Company, serves electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of December 31, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,900 MMDth annually.
NRG sold 154 TWhs of electricity and 1,857 MMDth of natural gas in 2025, making it one of the largest competitive energy retailers in the U.S. As of the end of 2025, NRG had recurring electricity and/or natural gas sales in 25 U.S. states, the District of Columbia, and 8 provinces in Canada, and Vivint Smart Home served customers in all 50 U.S. states and the District of Columbia. NRG's retail brands, collectively, have the largest share of competitively served residential electric customers in Texas and is a leading business-to-business provider of power and natural gas in North America.
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 12, 2025. The LSP Portfolio includes 18 natural gas-fired and dual fuel facilities totaling approximately 13 GW of capacity, located across nine states, as well as CPower, a leading demand response platform.
Strategy
NRG's strategy is to maximize shareholder value by delivering integrated energy and smart home solutions, supported by an owned generation fleet and a diversified supply strategy. The Company generates power and sells electricity and natural gas to residential, commercial, industrial, and wholesale customers in the markets it serves. The Company also provides smart home security and automation services that deepen customer relationships and support long-term engagement. NRG operates a customer-first platform that promotes reliability and affordability amid rapid transformation in the energy sector. The Company is advancing opportunities to meet growing demand, including from data centers, other large load customers, and electrification. This includes (i) demand response and virtual power plants (“VPP”), which help manage costs and improve affordability for customers, (ii) completing the Texas Development Projects, (iii) long-term, contract-backed generation and related infrastructure, supported by strategic partnerships with equipment manufacturers and engineering, procurement, and construction companies, and (iv) increasing capacity at existing facilities. The Company’s differentiated model is built to meet North America’s evolving needs while delivering affordable, reliable solutions for customers and long-term growth for shareholders. This strategy is intended to generate recurring cash flow, strengthen earnings and cost competitiveness, and reduce risk and volatility.
To effectuate the Company’s strategy, NRG is focused on: (i) serving the energy needs of residential, commercial and industrial, and wholesale counterparties in competitive markets and optimizing on additional revenue opportunities through its multiple brands and channels; (ii) offering a variety of energy products and smart home products and services that are differentiated by innovative, value-additive features, premium service, integrated platforms, sustainability, loyalty/affinity programs, and affordability; (iii) excellence in operating performance of its assets; (iv) achieving the optimal mix of supply to serve its customer load requirements through a diversified supply strategy, including expanding its operational capacity to meet growing retail power supply needs; and (v) engaging in disciplined and transparent capital allocation.
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
•West/Other, which primarily includes the following assets and activities: (i) all activity related to customer, plant and market operations in the West and Canada, and (ii) other investments;
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
Customer Operations
Customer Operations is responsible for growing and retaining the customer base and delivering an outstanding customer experience. This includes acquisition and retention of all of NRG’s residential, small commercial, commercial and industrial, data centers and government customers. NRG employs a multi-brand strategy that leverages a wide array of sales and partnership channels, direct face-to-face sales channels, call centers, websites, and brokers. Go-to-market activities include market strategy planning and development, product innovation, offer design, campaign execution, marketing and creative services, and selling. Customer portfolio maintenance and retention activities include fulfillment, billing, payment processing, collections, customer service, issue resolution, and contract renewals. NRG provides energy and related services at either fixed, indexed or month-to-month prices. Home customers typically contract for terms ranging from one month to five years, while Business customers typically contract for terms ranging from one year to five years in length and extended contractual terms are available. Throughout all Customer Operations activities, the customer experience is kept at the forefront to inform decision-making and optimize retention, while creating supporters and advocates for NRG’s brands in the market. Customer Operations primarily comprises two end-use customer facing teams: NRG Home, which serves residential customers, and NRG Business, which serves business customers.
Product Offerings
NRG sells a variety of products and services to residential and small commercial customers, in a wide variety of sales channels, including retail electricity, energy management, demand response and/or virtual power plant programs, natural gas, and carbon offsets. Home customers make purchase decisions based on a variety of factors, including price, incentive, customer service, brand, innovative offers/features and referrals from friends and family. Through its broad range of service offerings and value propositions, NRG seeks to attract, retain, and increase the value of its customer relationships by enhancing affordability. NRG's brands are recognized for exemplary customer service, innovative smart energy and environmentally-friendly solutions.
The Company provides power and natural gas, as well as retail services, to large business and commercial and industrial customers in North America. These solutions include system power, natural gas, demand response, distributed and backup generation, energy storage, energy management, renewable and low-carbon products and carbon management, energy efficiency, and bring your own power (“BYOP”) arrangements for large loads.
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
Power
The power commercial group is responsible for end-use electricity supply including power plant optimization and certain fuel supply. To meet the market operations objectives, NRG enters into supply, power and gas hedging agreements via a wide range of products and contracts, including (i) physical and financial commodity instruments, (ii) fuel supply and transportation contracts, and (iii) capacity and other contracted revenue or supply sources, as further discussed below.
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
Coal — NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. The Company believes it is adequately hedged, using forward coal supply agreements, for its domestic coal consumption for 2026. As of December 31, 2025, NRG had purchased forward contracts to provide fuel for the Company's expected requirements for 2026. For the domestic fleet, NRG purchased approximately 15 million tons of coal in 2025, all of which was Powder River Basin coal. For fuel transport, NRG has entered into various rail transportation and rail car lease agreements with varying tenures, which will provide for the Company's transportation requirements of Powder River Basin coal for the next four years.
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
Plant Operations
As of December 31, 2025, the Company owns a diversified wholesale generation portfolio with approximately 12 GW of fossil fuel, and renewable generation capacity at 23 plants. The Company's wholesale generation assets are diversified by fuel-type and dispatch level, which helps mitigate the risks associated with fuel price volatility and market demand cycles. NRG continually evaluates its generation portfolio to focus on asset optimization opportunities and the locational value of its generation assets in each of the markets where the Company participates, as well as opportunities for the development of new generation.
The following table summarizes NRG's generation portfolio as of December 31, 2025:

	(In MW)(a)
Type	Texas	East	West/Other(b)	Total
Natural gas	5,069	80	113	5,262
Coal	4,202	1,538	605	6,345
Oil	—	455	—	455
Utility Scale Solar	—	—	214	214
Total generation capacity	9,271	2,073	932	12,276
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

Operations & Maintenance
NRG operates and maintains its generation portfolio, as well as approximately 6,200 MW of additional coal, natural gas and wind generation capacity at 13 plants operated on behalf of third parties as of December 31, 2025 using prudent industry practices that are designed for the safe, reliable and economic generation of electricity in compliance with all local, state and federal requirements applicable to NRG’s operations. The Company upholds consistent operating requirements supported by strict compliance with safety, environmental and regulatory standards, comprehensive training, disciplined use of procedures and checklists, and a commitment to continuous improvement.
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
Development, Engineering & Construction
NRG develops, engineers and executes major plant projects as well as “new build” generation, uprates, and energy storage projects that enhance the value of its generation portfolio and provide options to meet generation growth needs (including BYOP arrangements for data centers and other large load customers). These projects have included natural gas-fired generation development and construction, coal to gas conversions, grid scale energy storage development, grid scale renewable construction, and asset demolition, remediation and reclamation work.
Texas Development Projects — During 2025, NRG advanced progress on three new generation projects aimed at expanding its operational capacity to meet growing retail power supply needs in the ERCOT wholesale electric market. The projects include a 415 MW peaker plant at T.H. Wharton, expected to be operational in June 2026, plus a 689 MW combined cycle generating facility at Cedar Bayou 5, and a 443 MW peaker plant at Greens Bayou 6, both of which are expected to be operational in mid-2028. The addition of these Texas projects, financed by the TEF, strategically align with NRG’s commitment to meet the growing energy needs of its customers.
Vivint Smart Home
Vivint Smart Home is a leading smart home platform that provides customers with technology, products and services to create a smarter and safer home. A smart home has multiple devices integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system, which allows customers to interact with and manage their home from anywhere via the Vivint app on their smart device. Vivint Smart Home provides a customized solution for the home using integrated smart cameras (indoor, outdoor and doorbell), locks, lights, thermostats, garage door controls and a host of other safety and security sensors. NRG combines these solutions with energy products to unlock value at the intersection of energy and smart home, scale the Company’s residential VPP, and give customers a tool to manage and lower their energy costs.
Vivint Smart Home provides a fully integrated solution for consumers, including hardware, software, sales, installation by trained and experienced in-home service professionals, customer service, technical support and professional monitoring. This seamless integration of high-quality products and services resulted in an average customer lifetime of approximately nine years as of December 31, 2025. The Company believes its ability to offer related or adjacent products and services that leverage the existing smart home platform, such as its energy services and home protection products, can extend the average customer lifetime and increase the lifetime value of customers. As of December 31, 2025, Vivint Smart Home's cloud-based home platform supported more than 37 million connected in-home devices, representing an average of approximately 16 devices per household.

Operational Statistics
The following statistics represent the Company's retail load and customer count:

	Year ended December 31,
	2025	2024	2023
Sales volumes - Electricity (in GWh)
Home - Texas	38,817	39,353	40,032
Home - East	15,408	15,229	12,838
Home - West/Other	2,542	2,355	2,243
Business - Texas	39,278	40,274	40,250
Business - East	45,342	46,724	46,438
Business - West/Other	12,613	10,513	10,393
Total Load	154,000	154,448	152,194

Sales volumes - Natural gas (in MDth)
Home - East	51,028	49,927	49,990
Home - West/Other	73,926	75,898	75,150
Business - East	1,549,286	1,525,094	1,587,052
Business - West/Other	182,581	181,972	179,888
Total Load	1,856,821	1,832,891	1,892,080

Customer count - Electricity customers(a)(b) (in thousands)
Home - Texas
Average retail	2,899	2,940	2,878
Ending retail	2,860	2,909	2,928
Home - East
Average retail	1,816	1,777	1,466
Ending retail	1,803	1,807	1,752
Home - West/Other
Average retail	312	324	324
Ending retail	325	301	336

Customer count - Natural gas customers(b) (in thousands)
Home - East
Average retail	343	388	390
Ending retail	319	384	385
Home - West/Other
Average retail	338	353	381
Ending retail	325	347	358

Total Customer count (in thousands)
Average retail - Home - Electricity and Natural gas	5,708	5,782	5,439
Average - Vivint Smart Home(c)	2,327	2,171	2,077

Ending retail - Home - Electricity and Natural gas	5,632	5,748	5,759
Ending - Vivint Smart Home(c)(d)	2,419	2,226	2,111
Total Ending retail and Vivint Smart Home	8,051	7,974	7,870
(a) Home customer count includes recurring residential customers, and community choice
(b) Dual fuel customers are included within electricity customer counts only
(c) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(d) Vivint Smart Home includes Home Protection (non-Vivint) customers of 67 thousand, 72 thousand and 68 thousand as of December 31, 2025, 2024 and 2023, respectively

The tables below present these performance metrics for the Company's generation portfolio, including leased facilities, for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
			Fossil Plants (a)(b)
	Net Owned Capacity (MW)(a)	Net Generation (In thousands of MWh) (a)(b)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	9,271	28,728	70.0%	11,087	34.8%
East	2,073	3,722	61.0%	13,237	19.9%
West/Other	4	2,118	59.5%	7,443	49.1%
(a)Excludes equity method investments. Includes the Texas Generation Portfolio, acquired as of April 10, 2025
(b)Includes Cottonwood until the lease ended in May 2025, and Indian River 4 until retirement in February 2025

	Year Ended December 31, 2024
			Fossil Plants (a)
	Net Owned Capacity (MW)	Net Generation (In thousands of MWh) (a)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
Texas	8,527	23,350	70.8%	11,337	30.1%
East	2,483	2,372	78.4%	13,956	10.9%
West/Other	1,143	5,977	70.2%	7,498	57.6%
(a)Excludes equity method investments
The following are industry statistics for the Company's fossil plants, as defined by the NERC:
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
The generation performance by region for the three years ended December 31, 2025, 2024 and 2023 is shown below:

	Net Generation
(In thousands of MWh)	2025	2024	2023
Texas
Coal	21,184	15,433	15,576
Gas	7,544	7,917	7,333
Nuclear (a)	—	—	7,867
Total Texas	28,728	23,350	30,776
East
Coal	3,701	2,369	1,328
Oil	14	2	3
Gas	7	1	685
Total East	3,722	2,372	2,016
West/Other
Gas(b)	2,114	5,974	5,899
Renewables	4	3	4
Total West/Other	2,118	5,977	5,903

Total generation performance	34,568	31,699	38,695
(a)Reflects the Company's undivided interest in total MWh generated by STP. The Company sold its interest in STP on November 1, 2023
(b)Cottonwood lease ended in May 2025

Competition
While there has been consolidation in the competitive retail energy space over the past few years, there is still considerable competition for customers. In Texas, there is healthy competition in deregulated areas and customers can choose providers based on the most appealing offers. Outside of Texas, electricity and natural gas retailers compete with the incumbent utilities, in addition to other retail electric and natural gas providers, which can inhibit competition depending on the market rules of the state. There is a high degree of fragmentation, with both large and small competitors offering a range of value propositions, including value, rewards, and sustainability-based offerings. The wholesale natural gas business is highly competitive, as marketers compete to buy and sell large volumes of natural gas with customers such as utilities, producers, and power generators, while also competing for limited transportation and storage assets needed to manage these volumes.
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
Texas
NRG's business in Texas is subject to standards and regulations adopted by the PUCT and ERCOT, including the requirement for retailers to be certified by the PUCT in order to contract with end-users to sell electricity. The ERCOT market is one of the nation's largest and, historically, fastest growing power markets. ERCOT is an energy-only market. The majority of the retail load in the ERCOT market region is served by competitive retail suppliers, except certain areas that have not opted into competitive consumer choice and are served by municipal utilities and electric cooperatives.
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
Power plants owned, operated or managed by NRG and NRG's demand response assets located in the East region of the U.S. are within the control areas of PJM, NYISO, ISO-NE and MISO. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, the assets in the East region receive a significant portion of their revenues from capacity markets. PJM and ISO-NE use a forward capacity auction, while NYISO uses three primary types of capacity auctions: strip auctions held twice a year for six-month terms, monthly auctions held before each month and spot market auctions held days before the start of each month. MISO has an annual auction. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. PJM and ISO-NE operate a pay-for-performance model where capacity payments are modified based on real-time generator performance during certain system conditions. In such markets, NRG’s actual capacity revenues will be the combination of cleared auction prices times the quantity of MW cleared, plus the net of any over-performance "bonus payments" and any under-performance charges. Additionally, bidding rules allow for the incorporation of a risk premium into generator bids.
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

Energy Regulatory Matters
As participants in wholesale and retail energy markets and owners and operators of power plants, certain NRG entities are subject to regulation by various federal and state government agencies. These include the CFTC, FERC and the PUCT, as well as other public utility commissions in certain states where NRG's generation or distributed generation assets are located. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, certain NRG entities participating in the retail markets are subject to rules and regulations established by the states and provinces in which NRG entities are licensed to sell at retail. NRG must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where NRG operates.
NRG's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by the PUCT.
State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill (“SB”) 1 into law, which restricts the competitive retail electric and natural gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law took effect on January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespeople. While the law states that it does not impair existing contracts, the Maryland Public Service Commission has ruled that grandfathering of existing contracts will end as of December 31, 2025, and that suppliers must issue separate bills for their charges for all new and renewing contracts as of January 1, 2026. On October 1, 2024, Green Mountain Energy Company, NRG’s renewable electricity provider, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of SB 1. On November 18, 2024, the trial court denied the plaintiffs' motion for a preliminary injunction. The plaintiffs, including Green Mountain, filed an appeal to this denial in the Court of Appeals for the Fourth Circuit and oral argument occurred on October 24, 2025. The appeal is pending.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments, see Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements.
ERCOT/PUCT
PUCT’s Actions with Respect to Wholesale Pricing and Market Design — The PUCT continues to analyze and implement multiple options for promoting increased reliability in the wholesale electric market, including the adoption of a reliability standard for resource adequacy and market-based mechanisms to achieve this standard. The Commission adopted a reliability standard that became effective in September 2024.
In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism ("PCM"), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain "guardrails" such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). In December 2024, the PUCT decided to shelve implementation of the PCM indefinitely. The Texas Legislature also directed the PUCT to implement a new ancillary service called Dispatchable Reliability Reserve Service ("DRRS") to further increase ERCOT's capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. In November 2025, ERCOT published an updated design proposal for DRRS that includes the ability for the PUCT to configure it to support resource adequacy through stronger financial incentives for dispatchable thermal generation. The PUCT will evaluate the final design of DRRS as part of the review of the reliability standard in 2026. The PUCT adopted a final rule to implement the firming requirement in December 2025, which requires new generation resources with signed interconnection agreements on or after January 1, 2027, to acquire additional capacity to meet a minimum requirement during low reserve hours on the ERCOT system.
Texas Energy Fund — Through SB 2627, the Texas Legislature created the TEF, to provide grants and low-interest loans (3%) to incentivize the development of more dispatchable generation and smaller backup generation in ERCOT. The PUCT also adopted a rule for the completion bonus grant program in April 2024, which provides for opportunities for grants of $120,000 per MW for dispatchable generation projects interconnected before June 1, 2026, or $80,000 per MW for dispatchable generation projects interconnected on or after June 1, 2026 but before June 1, 2029, subject to performance requirements. The 89th Texas Legislature passed SB 2268, which separated the 10,000 MW collective cap on the ERCOT loan and grant programs resulting in a 10,000 MW cap for the loan program and a separate 10,000 MW cap for the completion bonus grant program.

NRG, through its subsidiaries, filed and received approval from the PUCT for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. Specifically, on July 31, 2025, the Company entered into a $216 million loan agreement with the PUCT under the TEF (the “First TEF Loan”) to support the development of T.H. Wharton, a 415 MW facility. On December 12, 2025, the PUCT approved the notice of eligibility for the completion bonus grant for T.H. Wharton. On September 26, 2025, the Company entered into a $562 million loan agreement with the PUCT under the TEF (the “Second TEF Loan”) to support the development of Cedar Bayou 5, a 689 MW facility. Lastly, on November 20, 2025, the Company entered into a $370 million loan agreement with the PUCT under the TEF (the “Third TEF Loan”) to support the development of Greens Bayou 6, a 443 MW facility. All three projects are currently under construction.
Real-time Co-optimization of Energy and Ancillary Services plus Batteries (“RTC+B”) — On December 5, 2025, ERCOT implemented its multi-year project to upgrade its systems to co-optimize the dispatch of energy and ancillary services in real-time. The RTC+B project replaced the Operating Reserve Demand Curve with demand curves for each ancillary service product which will act as the primary scarcity pricing mechanism when energy or ancillary services are in shortage.
Senate Bill 6 — On June 20, 2025, the Governor of Texas signed SB 6 into law, which includes various provisions that concern how both ERCOT, transmission and distribution utilities, and power generation companies plan for and serve large loads (defined as 75 MWs and above) in the ERCOT market. SB 6 improves load forecasting accuracy by requiring criteria for inclusion into the forecast and by requiring financial commitments upon a request for a large load customer seeking interconnection to begin engineering studies. In addition, SB 6 includes processes by which large loads should be required or incentivized to curtail their operations. At the same time, SB 6 establishes a PUCT regulatory procedure to minimize potential reliability and stranded-cost impacts that may be associated with new large load co-locations with power generators that were interconnected to ERCOT and operating as stand-alone generators as of September 1, 2025. Generators connected to the grid after this date are exempt from this procedure. Finally, SB 6 requires the PUCT to investigate revising the cost allocation and rate design that governs the ERCOT transmission system. The PUCT rulemaking process for these components of SB 6 is in progress.
PJM
Capacity Market Litigation and Reforms — On September 27, 2024, various public interest organizations filed a complaint at FERC against PJM seeking changes to the treatment of RMRs in the capacity market. On November 18, 2024, various state consumer advocates filed a complaint at FERC against PJM seeking revisions to several aspects of PJM’s capacity market, including requiring resources previously subject to categorical exemptions to participate in capacity auctions, longer notice periods for deactivating generating resources, and several other changes. On December 9, 2024, PJM submitted a filing at FERC proposing various capacity market updates regarding the treatment of qualifying resources that are retained under RMR agreements as capacity, retention of a dual-fuel fired combustion turbine plant as the reference resource, and updates to the Non-Performance Charge based on the RTO Net CONE for the 2026/2027 and 2027/2028 delivery years. On February 14, 2025, FERC approved PJM’s filings. One party filed a request for rehearing, and on August 8, 2025, FERC issued an order denying the rehearing request.
On December 13, 2024, PJM filed tariff changes to add provisions enabling a one-time reliability-based expansion of the eligibility criteria for PJM’s interconnection process intended to allow a limited number of additional resources to participate in an upcoming interconnection queue. On February 11, 2025, FERC approved PJM’s filing. Multiple parties filed requests for rehearing, and on July 28, 2025, FERC issued an order denying the rehearing requests.
On December 20, 2024, PJM submitted tariff changes that propose to require all Existing Generation Capacity Resources to offer into the capacity auctions beginning with the 2026/2027 delivery year as well as certain enhancements to the Market Seller Offer Cap. On February 20, 2025, FERC approved PJM’s filing. Multiple parties filed requests for rehearing and on June 26, 2025, FERC issued an order denying the rehearing requests.
On February 20, 2025, PJM submitted proposed revisions to its tariff to establish a price cap and a price floor for the auctions for 2026/2027 and 2027/2028 delivery years. Two parties filed requests for rehearing, and on September 30, 2025, FERC issued an order denying the rehearing requests.
Revisions to PJM Locational Deliverability Area (“LDA”) Reliability Requirement — PJM delayed publication of the Base Residual Auction ("BRA") results for the 2024/2025 delivery year and filed at FERC to revise the definition of the LDA Reliability Requirement in the Tariff to allow PJM to exclude certain resources from the calculation of the LDA Reliability Requirement. On February 21, 2023, FERC accepted PJM's filing. Multiple parties, including NRG, filed for rehearing. Rehearing was denied by operation of law, and multiple parties, including the Company, filed appeals to the Court of Appeals for the Third Circuit. On March 12, 2024, the court vacated the portion of the FERC orders that allowed PJM to apply the revised LDA Reliability Requirement to the 2024/2025 capacity auction. On March 29, 2024, PJM filed a petition for declaratory order seeking confirmation as to the capacity commitment rules for the 2024/2025 auction. On April 22, 2024, in response to PJM’s March 29, 2024 petition, multiple parties filed a complaint seeking to find the revised rate unjust and unreasonable and implement rates consistent with FERC's February 2023 decision (“April 2024 complaint”). On May 6, 2024,

FERC directed PJM to recalculate the 2024/2025 auction results under the initial LDA Reliability Requirement rules, and further directed PJM to rerun the Third Incremental Auction. PJM published the revised BRA and Third Incremental Auction results on May 8, 2024 and May 23, 2024, respectively. On July 9, 2024, FERC denied the April 2024 complaint. Those parties filed an appeal to the Court of Appeals for the D.C. Circuit on November 5, 2024. Multiple parties, including NRG, intervened in the appeal and oral argument was held on November 17, 2025. On January 13, 2026, the Court of Appeals for the D.C. Circuit issued a decision vacating FERC’s order denying the April 2024 complaint and remanding the case to FERC for a ruling on the substance of the complaint.
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
On December 17, 2025, PJM announced the results of its BRA for the 2027/2028 delivery year. The price came in at the FERC-approved cap of $333.44/MW-day for the entire PJM footprint of which NRG cleared approximately 1,077 MWs from the Company’s PJM generation fleet. NRG’s expected capacity revenues from the BRA for the 2027/2028 delivery year is approximately $131 million.
PJM’s Reforms to Large Load Additions — On September 15, 2025, PJM began a formal stakeholder process called the Critical Issue Fast Path (“CIFP”) to address large load additions. Discussed reforms include changes to the PJM demand response program, improvements to load forecasting, and an expedited interconnection pathway for qualified large load projects. On November 19, 2025, the CIFP process concluded, and the PJM Board of Managers (“Board”) began deliberations to determine a final proposal, with the goal of submitting a filing at FERC to implement the identified reforms in the first quarter of 2026. On January 16, 2026, the National Energy Dominance Council within the White House released a Statement of Principles, signed by all 13 governors in the PJM region, urging PJM to address revenue certainty for new generation through an auction process for new capacity, allocate the costs of these new resources to data centers, improve load forecasting, and accelerate ongoing generation interconnection studies. Also on January 16, 2026, the PJM Board issued a decisional letter on the CIFP process. The Board letter directed PJM staff to implement changes to load forecasting, implement a bring your own new generation program and associated expedited interconnection track, initiate immediately a Reliability Backstop Auction to obtain commitments of additional generation for a longer term, and undertake a holistic review of the PJM markets to analyze how they can evolve to provide appropriate incentives for investment and performance. PJM also sought feedback on keeping the price collar in place for the 2028/29 and 2029/30 delivery years. The implementation of these market changes could have material impacts on the PJM market.
Consumer Advocates Complaint — On April 14, 2025, various state consumer advocates filed a complaint with FERC asking FERC to reprice the 2025/2026 PJM capacity auction results. If FERC were to grant the request, the capacity prices for the 2025/2026 delivery year would be expected to change. The complaint is pending at FERC.
Indian River RMR Proceeding — On June 29, 2021, Indian River notified PJM that it intended to retire Unit 4. PJM identified reliability violations resulting from the proposed deactivation of Unit 4. The Company filed a cost based RMR rate schedule at FERC. The Company reached settlement with a number of the intervening parties and the settlement agreement was filed. On January 16, 2025, FERC issued an order approving the settlement agreement. Indian River Unit 4 retired on February 23, 2025. On May 19, 2025, Maryland Office of People’s Counsel filed an appeal to the Court of Appeals for the Fourth Circuit of FERC’s denial on its request for rehearing. On August 22, 2025, NRG filed a motion to transfer venue. On November 12, 2025, the motion to transfer venue was granted and the appeal was transferred to the Court of Appeals for the D.C. Circuit. The appeal is pending.
Other Regulatory Matters
From time to time, NRG entities may be subject to examinations, investigations and/or enforcement actions by federal, state and provincial licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. Future laws may require the addition of emissions controls or other environmental controls or to impose additional restrictions the operations of the Company's facilities including unit retirements or impose obligations related to historic coal ash use, storage and disposal. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to relax or rescind some previously promulgated regulations. The EPA has proposed several and finalized some rules that relax and/or rescind regulations previously promulgated. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.
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
Air
The CAA and related regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS may become more stringent. In March 2024, the EPA increased the stringency of the PM2.5 NAAQS but in November 2025, the EPA asked the DC Circuit to vacate the March 2024 rule. The Company maintains a comprehensive compliance strategy to address continuing and new requirements. Complying with increasingly stringent requirements could require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economic. Significant changes to air regulatory programs affecting the Company are described below.
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions would be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. In February 2025, the court granted a motion the DOJ filed asking the court to hold proceedings in abeyance while the EPA evaluates the rule. On June 17, 2025, the EPA proposed to repeal all GHG emission standards for fossil fuel-fired power plants under Section 111 of the CAA. The EPA is proposing to conclude that GHG emissions from domestic fossil fuel-fired EGUs do not contribute to dangerous air pollution at a level sufficient to invoke the EPA’s authority under CAA Section 111. In addition to its primary proposal to repeal all GHG emission standards for the power sector promulgated in both 2015 and 2024, the EPA has included an alternative proposal to repeal just specific portions. On February 18, 2026, the EPA rescinded the 2009 GHG Endangerment Finding related to motor vehicle emissions. Although this rescission does not directly alter the GHG regulations related to power plants, the Company believes that the EPA may amend such regulations in the next few months.
Cross-State Air Pollution Rule (“CSAPR”) — On March 15, 2023, the EPA signed and released a prepublication version of a final rule that sought to significantly revise the CSAPR to address the good-neighbor obligations of the 2015 ozone NAAQS for 23 states (a Federal Implementation Plan or “FIP”) after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) stayed the EPA's disapproval of Texas's and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’s and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. On January 30, 2026, the EPA proposed a Phase 1 reconsideration rule covering Alabama, Arizona, Iowa,

Kansas, Kentucky, Minnesota, Mississippi, Nevada, New Mexico and Tennessee. The EPA intends to address additional states in a separate action. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
Regional Haze — In May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. The Company does not expect this proposal to be finalized during the current U.S. presidential administration. On December 5, 2025, the EPA approved Texas’s plans to address the Regional Haze rule.
Greenhouse Gas Emissions — NRG emits CO2 when generating electricity at its facilities. NRG's climate goals are to reduce greenhouse gas emissions by 50% by 2025, from its current 2014 base year, and to achieve net-zero emissions by 2050. Greenhouse gas emissions included in NRG's goals are directly controlled emissions, emissions from purchased electricity for NRG's consumption, and emissions from employee business travel.
From the current 2014 base year through 2025, the Company's directly controlled CO2e emissions decreased from 57 million metric tons to 30 million metric tons, representing a cumulative 47% reduction. The decrease is attributed to reductions in fleet-wide annual net generation and an overall market-driven shift away from coal as a primary fuel to natural gas. Although the Company exceeded its goal in 2023 (58%) and 2024 (57%), its 2025 (47%) emissions reduction was impacted by volatility within the power markets, driven by market conditions.
As of December 31, 2025, less than 5% of the Company's consolidated revenues were derived from coal-fired operating assets.
The following charts reflect the Company’s domestic generation portfolio, including assets accounted for through equity method investments but excluding the remaining renewables activity. Prior year information on U.S. CO2e emissions and U.S. generation was adjusted to include acquired assets and to remove divested assets.

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
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intends to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
Byproducts
In 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) coal combustion residuals (“CCR”) management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. On February 10, 2026, the EPA promulgated a rule extending certain deadlines in the 2024 rule. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain.
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

Customers
NRG sells to a wide variety of customers, primarily end-use customers in the residential, commercial and industrial, and wholesale sectors. The Company owns and operates power plants to generate and sell power to wholesale customers, such as utilities and other intermediaries. The Company had no customer that comprised more than 10% of the Company's consolidated revenues for the year ended December 31, 2025.
Human Capital
As of December 31, 2025, NRG and its consolidated subsidiaries had 16,702 employees, including 7,929 active smart home direct sales and installation individuals, which are largely seasonal. Approximately 4% of the Company's employees were covered by U.S. collective bargaining agreements. During 2025, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
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
The following chart reflects the Company's 5 year safety record, excluding Vivint Smart Home which uses different industry specific safety benchmarks. For 2025, Vivint Smart Home safety performance was better than the industry average when measured against relevant, industry-specific benchmarks, with a recordable injury rate of 2.07 compared to the Bureau of Labor Statistics median of 2.50.
Health and Wellness
NRG has continued to invest in the health and well-being of its employees and their families by providing programs that holistically support its employees’ physical, emotional, social and financial wellness, allowing employees the opportunity to take control of their well-being and focus on what matters most to them for a healthy, secure future. The Company includes well-being questions in the annual employee engagement survey as well as goals as a metric in the Annual Incentive Plan (“AIP”), ensuring that the Company has an informed view of well-being across NRG and that AIP participants are motivated to improve their overall well-being.
Employee Engagement
NRG is committed to a merit-based workplace where employees are treated fairly and with respect. The Company seeks to build on that position by continually improving its hiring and promotion policies, linking them to its new company values and leadership competencies, while promoting a culture of internal mobility and growth for its employees. The Company strives to be a place that empowers employee growth and celebrates the individual employee and their unique backgrounds.
Talent Development
NRG deploys various talent development strategies and programs to develop leaders who can execute on the Company’s strategy and drive value for all stakeholders. The Board of Directors regularly engages with management on leadership development and succession planning, including providing feedback on development plans and bench strength for key senior leader positions. In 2025, the Company launched several development tools like the career development launch pad and LinkedIn Learning, seeing robust usage among employees. NRG continued its annual Emerging Executive Leaders Program to strengthen the identified pipeline of future executives and create a cohort of high potential candidates to work on active company challenges or opportunities. Additionally, the Company expanded a front-line leader program called Peak Leadership to the entire company with the intent to onboard first-level leaders into their leadership role in select business units. The

Company has a performance management tool that emphasizes a continuous feedback loop, with 97% of employees completing a midyear 2025 check in. Employees have access to a robust online training curriculum covering topics such as leadership, communication and productivity. During 2025, more than 1,400 employees at different levels participated in facilitated training sessions.
Total Rewards
NRG seeks to provide market competitive compensation and benefits benchmarked against the industries in which the Company operates: energy, consumer services and, where appropriate, the entire market. To ensure incentives are properly aligned with business needs and can attract and retain qualified employees, the Compensation Committee of the Board of Directors actively reviews the Company's total rewards programs, including benchmarking, risk assessment, and program design. NRG offers full-time employees incentives designed to motivate and reward success, and it continues to evaluate its benefits and offerings taking into consideration the needs of its employees to ensure they are competitive and best serve its employees. Every two years, the Company engages an independent third-party to benchmark its compensation and benefits programs against its peers and report the results to the Compensation Committee of the Board of Directors.
For further discussion and recent available data regarding the Company’s efforts and programs please see the Company’s 2025 Proxy Statement and 2024 Sustainability Metrics which are available on the Company’s website at: www.nrg.com. Information included on or accessible via the Company’s website is not part of, or otherwise incorporated into, this Annual Report on Form 10-K.
Available Information
NRG's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the SEC's website, www.sec.gov, and through the Company's website, www.nrg.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, sustainability reports and other information regarding the Company on the Company's website. The information posted on or accessible via the Company's website is not a part of, or otherwise incorporated into, this report.

Item 1A — Risk Factors
NRG's risk factors are grouped into the following categories: (i) Risks Related to the Acquisition of the LSP Portfolio; (ii) Risks Related to the Operation of NRG's Business; (iii) Risks Related to Governmental Regulation and Laws; and (iv) Risks Related to Economic and Financial Market Conditions and the Company's Indebtedness.
Risks Related to the Acquisition of the LSP Portfolio
The integration of NRG and the LSP Portfolio may disrupt or have a negative impact on the Company’s business.
The LSP Portfolio is comprised of 13 GW of natural gas-fired generation and dual fuel assets and a demand response platform. The acquisition significantly increases NRG’s owned generation capacity and operational footprint. The acquisition is large and complex, and the Company will need to devote significant time and resources to integrating the plants, equipment, personnel, operations, and fuel arrangements with NRG’s existing generation, retail and commercial businesses. Any difficulties encountered in the transition and integration process could adversely affect the Company’s business, results of operations and financial condition.
Risks that could impact the Company negatively include:
•the difficulty of managing and integrating the LSP Portfolio and its plants, pipelines, interconnection, operations, fuel contracts, and hedging arrangements;
•the potential disruption of the ongoing businesses and distraction of management;
•difficulties in implementing and maintaining uniform processes, systems, standards, controls, procedures, practices, and policies pertaining to commercial, operational, financial, legal, regulatory, and/or accounting matters;
•risks associated with the assumption of power purchase agreements, tolling arrangements, O&M contracts and demand response agreements;
•the inability to timely implement and enact effective internal control over financial reporting for the acquired assets, including harmonizing the LSP Portfolio’s accounting policies and internal controls with the Company’s;
•unanticipated issues in integrating information technology, communications, and other systems;
•the potential impairment of relationships with employees and partners, including the potential loss of valuable employees and difficulty in retaining and integrating personnel;
•unforeseen expenses, unknown liabilities, or adverse changes arising from events, conditions, or actions occurring prior to or in connection with the acquisition, as well as unanticipated capital investments, environmental upgrades, or decommissioning liabilities;
•difficulty addressing any possible differences in corporate cultures and management philosophies;
•unanticipated changes in federal or state laws or regulations, including those pertaining to thermal generation, emissions standards, capacity market rules, permitting, or otherwise relating to the assets acquired;
•changes to NRG’s risk profile due to the geographic concentration of the generation assets in the LSP Portfolio and increased exposure to regional fuel, weather and market events; and
•the risk that the Company may not realize all the expected benefits of the acquisition, including enhanced generation capabilities, if the assets and businesses cannot be integrated in an efficient and effective manner, which could result in increased costs or lower-than-expected revenues.
If the Company is not successful in addressing these risks effectively, the business could be impacted. Many of these factors will be outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect NRG’s business, results of operations and financial condition. Similar risks may apply to any future acquisitions or dispositions the Company may undertake.
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
•changes in law, including judicial decisions, environmental regulations and environmental legislation;
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
•development of new fuels, new technologies and new forms of competition for the production of power; and
•a public health crisis, epidemic or pandemic.
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
The electricity industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (including to support the expected increase in demand for AI and generative AI (“GenAI”)). The U.S. Energy Information Administration's 2023 Annual Energy Outlook, combined with external forecasts, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 86 GW in 2024 to 139 GW in 2030.
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
Inflation and customer affordability concerns may limit the Company’s ability to recover costs, constrain its pricing and reduce market demand for its products and services.
The Company’s electricity, natural gas, and smart home businesses are exposed to the risk that sustained inflation, commodity price volatility and other macroeconomic pressures will increase its costs and adversely affect the affordability of its products and services. The cost of fuel, natural gas, purchased power, labor, construction materials, equipment and financing have risen in recent years and may continue to rise. Such cost increases may continue to put upward pressure on the overall affordability of the Company’s products and services for its residential, commercial and industrial customers, which may impair the Company’s customers’ ability to pay their bills and/or subscriptions, cause some customers to reduce usage, and increase disconnections and bad debt expenses, all of which could negatively impact the Company.
In the markets in which the Company operates, the Company’s retail electric providers charge end-use customers a price for electricity that includes pass through charges assessed by the local utility. Capital intensive transmission and distribution projects by utility companies recently approved by certain state utility commissions have resulted in increases to such pass-through charges and raised public concerns about overall consumer affordability. If these concerns persist, the Company could be subject to heightened political and regulatory scrutiny, increased participation by consumer advocates and other stakeholders in regulatory proceedings, and create reputational risks associated with a perceived lack of affordability. Therefore, the Company’s financial performance could be negatively affected if it is unable to recover increased costs or if cost recovery is limited by regulation or market conditions.
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
NRG's facilities require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures could result in reduced profitability. NRG cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on the Company's liquidity and financial condition.
The Company may incur additional costs or delays in the development and construction of new generation projects and may not be able to recover its investments or complete the projects.
NRG’s development and construction of new generation facilities involve many risks, including:
•unanticipated cost overruns and schedule delays;
•delays or inability in obtaining necessary permits and licenses;
•supply interruptions;
•work stoppages and labor disputes;
•weather interferences;
•unforeseen engineering, environmental and geological problems; and
•failure of various third parties to perform under contracts.
Any of these risks could cause NRG's financial returns on such new investments to be lower than expected, or could cause the Company to operate below expected capacity or availability levels, which could result in loss of revenues, increase in expenses, higher maintenance costs and penalties. Furthermore, the risk of significant cost overruns may be exacerbated in the current environment of elevated inflation, supply chain disruption and changing tariff and trade policies, which may cause actual construction costs to be significantly higher than initial estimates, and the Company may be unable to pass these increased costs through to its customers. To protect against certain risks, the Company obtains insurance and warranties for limited periods relating to the construction of each project and its equipment, and obligates its contractors and suppliers to meet certain performance levels. However, such insurance, warranties or performance guarantees may not be adequate to cover increased expenses. As a result, a project may cost more than projected and the Company may be unable to fund principal and interest payments under construction financing obligations, if any. In addition, the Company’s failure to meet project-specific financing requirements under its TEF Loans could result in default or acceleration of debt repayment.
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

The Company’s consumer product and home services offerings expose it to installation-related damage claims, product liability, insurance limitations, and reputational risk.
The Company may be liable to customers for any damage caused to customers’ homes, facilities, belongings or property during the installation of Company products and systems, such as smart home systems. Where such work is performed by the Company’s employees and independent contractors, such as repairs performed under the Company's home protection plan products, the Company may nonetheless face claims and costs for damage. In addition, shortages of skilled labor for Company projects could significantly delay a project or otherwise increase its costs. The products that the Company sells or manufactures may expose the Company to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although the Company maintains liability insurance and its service contracts limit Company liability, the Company cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that contractual limitations will be enforced. The laws of some states limit or prohibit insurance coverage for certain liabilities and actions, and any significant uninsured damages could have a material adverse effect on the Company’s business, financial condition and cash flows. Further, any product liability claims or damage caused by the Company could significantly impair the Company’s brand and reputation, which may result in a failure to maintain customers and achieve the Company’s desired growth initiatives in these new businesses.
Changes in technology may impair the value of, and the attractiveness of, NRG’s retail products, smart home products or services, and generation facilities.
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
Numerous functions affecting the efficient operation of NRG’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems, much of which is connected (directly or indirectly) to the internet. As a result, NRG's information technology systems and infrastructure, and those of its vendors and suppliers, are vulnerable to cyber-based security threats which could compromise confidentiality, integrity or availability. While the Company has controls in place designed to protect its infrastructure, such breaches and threats are becoming increasingly sophisticated and complex, requiring continuing evolution and constant improvements in security programs and technology. Furthermore, NRG’s operations can be additionally impaired by disruptions or security failures of third-party vendors and suppliers over which NRG lacks direct control or oversight. Any breach, disruption or similar event that impairs NRG's information technology infrastructure could disrupt normal business operations and affect the Company's ability to control its generation assets, provide smart home services, maintain confidentiality, availability and integrity of restricted data, access retail customer information and limit communication with customers and third parties, which could have a material adverse effect on the Company.
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
Further, the Company's retail and Home businesses, as well as Vivint Smart Home's smart home platform, require accessing, collecting, storing and transmitting sensitive customer data in the ordinary course of business. Changes in data privacy and data protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect the Company’s business and financial results. NRG's retail, Home and smart home businesses access and store sensitive customer data. Additionally, NRG relies on vendors and service providers, such as call centers, that may require access to sensitive data, which increase the risk of data breaches through third-party action or errors that the Company may be unable to foresee, prevent, or mitigate. The services, networks and information systems utilized by the Company may be at risk for breaches as a result of third-party actions, employee or vendor error, malfeasance or other factors.
Although the Company takes precautions and has adopted procedures to protect its infrastructure, the effectiveness of such measures may be limited by insufficient employee awareness or their noncompliance with established protocols. Furthermore, despite such precautions, the Company has been, and will likely continue to be, subject to attempts at phishing, social engineering, identity-based attacks, and other cybersecurity intrusions. International conflict increases the risk of state-sponsored or ideologically motivated cyber threats and escalated use of cybercriminal and cyber-espionage activities. In particular, the current geopolitical climate has further escalated cybersecurity risk, with various government agencies, including the U.S. Cybersecurity & Infrastructure Security Agency, issuing warnings of increased cyber threats, particularly for U.S. critical infrastructure companies such as the Company. Additionally, the rapid advancement and integration of AI and machine learning technologies present new and evolving risks. These technologies can be exploited by malicious actors to enhance the sophistication and scale of cyberattacks, making it more challenging to detect and mitigate such threats. While the Company has not experienced a cyber/data breach or event causing any material operational, reputational or financial harm, it recognizes the growing threat within the general marketplace and the industry in which it operates, and there is no assurance that NRG will be able to prevent any such harm in the future. If a material breach of the Company's information technology systems were to occur, the critical operational capabilities and reputation of its business may be adversely affected, customer confidence may be diminished, and NRG may be subject to substantial legal or regulatory scrutiny and claims, any of which may contribute to potential legal or regulatory actions against the Company, loss of customers, fines, penalties or other sanctions and otherwise have a material adverse effect. Any loss or disruption of critical operational capabilities to support the Company's generation, commercial or retail operations, loss of customers, or loss of confidential or proprietary data through a breach, unauthorized access, disruption, misuse or disclosure could adversely affect NRG's reputation, expose the Company to material legal or regulatory claims and impair the Company's ability to execute its business strategy, which could have a material adverse effect. In addition, NRG may experience increased capital and operating costs to implement enhanced security for its information technology infrastructure. NRG cannot provide any assurance that such events and impacts will not be material in the future, and the Company's efforts to deter, identify and mitigate future breaches may require additional significant capital and may not be successful. As a result, the Company could incur substantial losses in connection with a cybersecurity incident.

The Company’s use of, or failure to effectively adopt, AI systems in its operations, services and products poses operational, competitive, cybersecurity, legal and compliance risks that could adversely affect the Company.
The Company has used and expects to expand the use of AI technologies, including GenAI, in its operations. services and products. Because GenAI is an emerging technology, deficient AI development, governance, or deployment practices by NRG or third-party vendors and service providers could result in unintended consequences, and the intended benefits may fail to materialize. Due to its non-deterministic nature, GenAI technologies can create inaccurate, offensive, incomplete, or misleading outputs; reflect or exacerbate biases and discriminatory outcomes; or operate outside intended parameters due to model drift, deficient training data, and incorrect prompting.
The Company’s usage of third-party AI models, platforms, or cloud services introduces additional risks, including performance failures, service outages, and insufficient indemnities. The Company may also face claims that training data or model outputs infringe intellectual property rights or misappropriate trade secrets, and AI use may increase the risk of inadvertent disclosure or improper processing of confidential, personal, or commercially sensitive information.
Conversely, any failure by the Company to effectively and timely develop and implement AI technologies, or to attract and retain AI talent, could impair the Company’s ability to compete, particularly if competitors incorporate AI more quickly or more successfully to lower costs, improve customer experience, and accelerate innovation.
The regulatory landscape surrounding AI, including GenAI, is evolving, and the use of such technologies may become subject to regulation under new laws or new applications of existing laws. If the Company’s use of the recommendations, content, or analyses that AI applications produce is, or is alleged to be, deficient or inaccurate, or involve breaches of licenses, tort claims, violations of privacy, consumer protection, or other laws, NRG could be subjected to legal liability, brand or reputational harm and operational interruptions that ultimately have a material adverse effect on NRG’s results of operations. Compliance with applicable AI laws and regulations may also require the Company to incur significant costs to modify and maintain its business practices.
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
NRG’s reputation and brands could be damaged for numerous reasons, including negative views of the Company’s environmental impact, sustainability goals, supply chain practices, product and service offerings, sponsorship relationships, charitable giving programs and public statements made by Company officials. Additionally, the Company is from time to time named in investigations, claims and lawsuits arising in the ordinary course of business, and customers have in the past communicated complaints to consumer protection organizations, regulators or the media. Negative claims or publicity regarding the Company or its operations, offerings, practices or customer service may damage its brands or reputation, even if such claims are untrue. The Company may also experience criticism or backlash from media, customers, employees, government entities, advocacy groups and other stakeholders that disagree with positions taken by the Company or its executives. Negative publicity may result in changes in consumer preferences, increased costs in countering the narrative, or undue scrutiny. As a result, if the Company’s brands or reputation are damaged, it could negatively impact the Company’s business, financial condition, results of operations, and ability to attract and retain highly qualified employees.
NRG's business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by its unionized employees or inability to replace employees as they retire.
As of December 31, 2025, approximately 4% of NRG's employees were covered by U.S collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. Although NRG's ability to procure such labor is uncertain, contingency staffing planning is completed as part of each respective contract negotiation. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace retiring workers could create potential knowledge and expertise gaps as such workers retire.
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
NRG is subject to various types of tax arising from normal business operations in the jurisdictions in which the Company operates. Any additions or changes to tax legislation, or their interpretation and application, including those with retroactive effect, could have a material adverse effect on NRG’s financial condition and results of operations, including income tax provision and accruals reflected in the consolidated financial statements. For example, in July 2025, the One Big Beautiful Bill Act was signed into law. To date, the law has not had a materially adverse effect on the Company’s operations; however, revisions or new interpretations of the law may impact its future financial condition. Further, the Company is subject to a 15% corporate alternative minimum tax as a result of the Inflation Reduction Act. The CAMT may lead to volatility in the

Company’s cash tax payment obligations, particularly if final Treasury regulations substantially depart from proposed regulations and interim guidance, especially with regard to the treatment of commodity or currency variability resulting from potential changes in the fair value of derivative instruments. The Company continuously monitors and assesses proposed tax legislation that could negatively impact its business.
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
The Company's ability to achieve its GHG emissions reduction targets depends on many factors, including the ability to retire high emitting assets, ability to reduce emissions based on technological advances and innovation, and ability to source energy from less carbon intense resources. In addition, any future decarbonization efforts may increase costs, or NRG may otherwise be limited in its ability to apply them. The cost associated with NRG's GHG emissions reduction goals could be significant. Failure to achieve the Company's emissions targets could result in a negative impact on access to and cost of capital, changing investor sentiment regarding investment in the Company or reputation harm.
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
The Company’s retail and smart home services focus on transactions with residential customers, subjecting them to a variety of laws, regulations and licensing requirements governing interactions with residential consumers, including those pertaining to privacy and data security, telemarketing, in-person solicitations, online marketing, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. In certain jurisdictions, the Company is required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of customers and monitoring station employee selection and training. Increased regulation of matters relating to interactions with residential consumers could require modification to the Company’s retail and smart home services operations and the incurrence of additional expenses. Further, any expansion of the scope of products or services into new markets may require additional licenses and expenditures to otherwise maintain compliance with additional laws, regulations or licensing requirements. These laws and regulations, as well as their interpretation, and any new laws, regulations or licensing requirements could negatively affect the Company’s ability to acquire new residential customers. Any of these measures could increase costs for providing, or reduce customer satisfaction with respect to, retail and smart home services.
The Federal Trade Commission ("FTC") and the Federal Communications Commission have issued regulations that restrict direct-to-home marketing, telemarketing, email marketing and other sales practices, including limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions. Any noncompliance, or alleged noncompliance, of applicable regulations by the Company, third-party vendors used for marketing, telemarketing or lead generation activities or independent, third-party authorized dealers of retail or smart home services could result in private rights of actions or enforcement actions for civil or criminal penalties. Changes in regulations or interpretations that further restrict lead generating activities also could result in a reduction in the number of new retail or smart home services customers.
The Company’s retail and smart home businesses expose it to risks of liability for the acts or omissions of its employees, including with respect to sales practices.
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
In 2021, Vivint Smart Home entered into a settlement with the FTC where Vivint Smart Home agreed to implement various compliance-related measures and pay a penalty or fine. The settlement required an initial assessment and thereafter biennial assessments by an independent third-party assessor of Vivint Smart Home’s compliance programs and for the assessor to provide a report to the FTC staff on ongoing compliance with the settlement. Although Vivint Smart Home took action to enhance its compliance programs, these and other measures that the Company may take in the future may not be successful. If any assessments identify deficiencies in the Company’s efforts to comply, and should the FTC determine that Vivint Smart Home is not in full compliance with the settlement, the FTC could take further action, such as seeking judicial remedies for any noncompliance, and Vivint Smart Home could be subject to additional sanctions, fines, penalties and restrictions on its smart home operations. In addition, the filing of an application with the court for noncompliance with the settlement could lead to regulatory actions by other agencies or private litigation, which could impact Vivint Smart Home’s ability to obtain regulatory approvals necessary to carry out present or future plans and operations, and result in negative publicity.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates," "should," "forecasts," “targets,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:
•NRG's ability to obtain and maintain retail market share;
•General economic conditions, changes in the wholesale power and gas markets and fluctuations in the cost of fuel;
•Volatile power and gas supply costs and demand for power and gas, including the impacts of weather;
•The imposition of tariffs and escalation of international trade disputes, and any inflationary impacts resulting therefrom;
•The inability of the Company to realize expected benefits from the integration of LSP Portfolio’s assets and businesses;
•Hazards customary to the power production industry and power generation operations, such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled or forced generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that NRG may not have adequate insurance to cover losses as a result of such hazards;
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
•NRG’s, and its counterparties’, ability to successfully complete the development and construction of new generation facilities and projects in a timely and cost effective manner;
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
The Company’s strategy seeks to align underlying processes not only with industry standards but also takes into account best practices among peer organizations. The strategy helps ensure a standardized method across all activities at NRG that is designed to allow for consistent recognition, assessment and potential mitigation of significant cybersecurity risks. To further the strategy, the Company established the NRG Cybersecurity Integration Center ("CIC") which is composed of experienced team members from across cybersecurity disciplines with relevant educational and industry experience. The CIC provides the following functions to the Company: cyber governance, operations, detection and response, engineering, testing, cyber risk management (including third-party risks), compliance, training and awareness, and reporting. The CIC utilizes advanced continuous monitoring systems and investigative techniques for real-time threat detection. The systematic monitoring approach allows for risk classification and prioritization based on potential impacts, and facilitates targeted resource allocation according to risk severity. The Company conducts regular penetration testing to proactively identify vulnerabilities and enhance its defense measures. The Company engages third-party assessors to gain comprehensive insights into its cyber risk profile.
The Company relies on third-party service providers in the normal course of business. The Company has established a comprehensive approach to identify and manage cybersecurity risks associated with providers including, but not limited to, rigorous due diligence and assessments of third-party service providers' cybersecurity protocols before engagement, requirements relating to information handling, incident notification and assessment against the Company's cybersecurity requirements. Furthermore, the Company has implemented additional control measures and procedures in business processes designed to enable continuous risk identification and assessment, and to support monitoring mechanisms to oversee and manage supplier cybersecurity practices.
As of December 31, 2025, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to have a material effect on NRG’s business strategy, results of operations and financial condition. Despite efforts to maintain processes which mitigate cybersecurity risks, there is no guarantee that such risks may not have a material effect on NRG’s business strategy, results of operations, and financial condition in the future. For additional information on cybersecurity risks the Company may face, see Item 1A — Risk Factors – “The operation of the Company's businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on NRG's infrastructure that breach cyber/data security measures could expose the Company to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect”.
Governance
Management
The Chief Information Security Officer ("CISO") is the head of cybersecurity for the Company and leads the CIC. The CISO has decades of professional experience, education, and certification in security analysis, design, implementation, and management, with a particularly strong background in technical vulnerability assessment, threat intelligence, and cybersecurity program development. Throughout their career, the CISO has overseen cybersecurity efforts across a range of roles, including responsibility for critical infrastructure protection in the energy and utility sectors.
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
In preparation for a potential cybersecurity incident, the Company has implemented structured processes and procedures aligned with the NIST framework. This framework provides a foundation for a systematic and consistent approach to preparing for, identifying, containing, eradicating, and recovering from incidents. The effectiveness of these protocols is routinely assessed through tabletop exercises involving relevant teams and Company leadership. In accordance with the Company’s process and procedures, incidents which may have a material impact on the Company are promptly referred to senior leadership and the Board of Directors for review and appropriate determination.
Board of Directors
The Board of Directors is primarily responsible for the risk oversight of the Company, and has delegated primary oversight of risks related to cybersecurity to the Finance and Risk Management ("FARM") Committee of the Board. The FARM Committee regularly reports on its activities to the Board of Directors after each meeting. The FARM Committee, as well as the overall Board of Directors, is composed of members with diverse expertise, including risk management, incident response and technology. The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and has worked with the Company’s management to establish comprehensive oversight mechanisms to help ensure effective cybersecurity governance.
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

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned as of December 31, 2025. The rated MW capacity figures provided represent nominal summer MW capacity of power generated. Net MW capacity is adjusted for the Company's owned interest as of December 31, 2025. The Company believes its existing facilities, operations and/or projects are suitable for the conduct of its business and sufficient to support its current operations. The following table summarizes NRG's power production and cogeneration facilities by region:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity(a)	Net MW Capacity(b)	% Owned
Texas
Cedar Bayou	ERCOT	Fossil	Natural Gas	TX	1,495	1,495	100.0
Cedar Bayou 4	ERCOT	Fossil	Natural Gas	TX	504	252	50.0
Chamon	ERCOT	Fossil	Natural Gas	TX	92	92	100.0
Greens Bayou	ERCOT	Fossil	Natural Gas	TX	327	327	100.0
Limestone	ERCOT	Fossil	Coal	TX	1,688	1,688	100.0
Port Comfort	ERCOT	Fossil	Natural Gas	TX	84	84	100.0
San Jacinto	ERCOT	Fossil	Natural Gas	TX	160	160	100.0
SJRR	ERCOT	Fossil	Natural Gas	TX	90	90	100.0
Texas Gulf Sulphur (Wharton)	ERCOT	Fossil	Natural Gas	TX	75	75	100.0
T.H. Wharton	ERCOT	Fossil	Natural Gas	TX	1,002	1,002	100.0
Victoria	ERCOT	Fossil	Natural Gas	TX	288	288	100.0
Victoria Port II	ERCOT	Fossil	Natural Gas	TX	86	86	100.0
W.A. Parish	ERCOT	Fossil	Coal	TX	2,514	2,514	100.0
W.A. Parish	ERCOT	Fossil	Natural Gas	TX	1,118	1,118	100.0
Total Texas					9,523	9,271
East
Chalk Point	PJM	Fossil	Natural Gas	MD	80	80	100.0
Fisk	PJM	Fossil	Oil	IL	171	171	100.0
Indian River	PJM	Fossil	Oil	DE	16	16	100.0
Powerton(c)	PJM	Fossil	Coal	IL	1,538	1,538	100.0
Vienna	PJM	Fossil	Oil	MD	167	167	100.0
Waukegan	PJM	Fossil	Oil	IL	101	101	100.0
Total East					2,073	2,073
West/Other
Gladstone		Fossil	Coal	AUS	1,613	605	37.5
Ivanpah(d)	CAISO	Renewable	Solar	CA	385	210	54.5
Midway-Sunset	CAISO	Fossil	Natural Gas	CA	226	113	50.0
Stadiums and Other		Renewable	Solar	various	4	4	100.0
Total West/Other					2,228	932
Total Fleet					13,824	12,276
(a)MW capacity of the facility without taking into account NRG ownership percentage
(b)Actual capacity, adjusted for ownership interest, can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT and PJM require periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time
(c)Powerton is projected to close by December 31, 2029 to comply with environmental requirements
(d)On January 17, 2025, PG&E filed an advice letter to the CPUC seeking approval of a termination agreement between the utility and Solar Partners II, LLC and Solar Partners VIII, LLC, which include NRG’s ownership interests. On December 4, 2025, the CPUC rejected the contract termination agreement

NRG owns several real properties and facilities related to its generation assets, interest in construction projects, other vacant real property unrelated to its generation assets, and properties not used for operational purposes. NRG believes it has satisfactory title to its plants and facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions that, in the Company's opinion, would not have a material adverse effect on the use or value of its portfolio.

NRG leases its operational and corporate headquarters in Houston, Texas, its financial and commercial corporate offices in Princeton, New Jersey, its smart home corporate offices in Provo and Lehi, Utah, as well as its retail operations offices, smart home monitoring stations, call centers, warehouses and various other office space.
Item 3 — Legal Proceedings
See Item 15 — Note 22, Commitments and Contingencies and Note 23, Regulatory Matters to the Consolidated Financial Statements for discussion of the material legal proceedings to which NRG is a party.

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
NRG's common stock trades on the New York Stock Exchange and the NYSE Texas under the symbol "NRG". NRG's authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. A total of 25,000,000 shares of the Company's common stock are authorized for issuance under the NRG LTIP, and a total of 17,500,000 shares of common stock are authorized for issuance under the Vivint LTIP. For more information about the LTIPs, refer to Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 15 — Note 20, Stock-Based Compensation, to the Consolidated Financial Statements.
As of January 31, 2026, there were 13,562 common stockholders of record.
The Company’s long-term capital allocation framework targets to return approximately 80% of excess cash to shareholders and invest 20% in growth initiatives, after debt reduction. The Company expects to return the capital to shareholders through share repurchases and dividends on its common stock.
In 2025, the Company increased the annual dividend on its common stock to $1.76 per share, representing an 8% increase from 2024. Consistent with its capital allocation framework, the Company further increased the annual dividend on its common stock by 8% to $1.90 per common share beginning in the first quarter of 2026. The long-term capital allocation policy targets an annual dividend growth rate of 7-9% per common share.
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
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of NRG's common stock during the quarter ended December 31, 2025:

For the three months ended December 31, 2025	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)(d)
Month #1
(October 1, 2025 to October 31, 2025)	772,500	$167.41	772,500	$3,525
Month #2
(November 1, 2025 to November 30, 2025)	701,166	$166.92	701,166	$3,408
Month #3
(December 1, 2025 to December 31, 2025)	623,463	$162.29	623,463	$3,307
Total at December 31, 2025	2,097,129	$165.72	2,097,129
(a)Consists of share repurchases made under the $3.7 billion share repurchase authorization
(b)The average price paid per share excludes excise taxes owed and commissions per share paid in connection with the open market share repurchases
(c)Includes commissions paid in connection with the open market share repurchases
(d)Includes the additional share repurchase program of up to $3.0 billion authorized by the Board of Directors on October 16, 2025

Stock Performance Graph
The performance graph below compares the cumulative total stockholder return on NRG's common stock for the period December 31, 2020 through December 31, 2025, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index ("S&P 500") and the Philadelphia Utility Sector Index ("UTY").
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2020, in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
NRG Energy, Inc.	$100.00	$122.43	$93.70	$158.57	$283.28	$506.68
S&P 500	100.00	129.54	106.08	133.97	167.49	197.43
UTY	100.00	120.05	120.83	109.76	132.68	155.39

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
•Results of operations for the years ended December 31, 2025 and December 31, 2024, including an explanation of significant differences between the periods in the specific line items of NRG's Consolidated Statements of Operations;
•Liquidity and capital resources including liquidity position, financial condition addressing credit ratings, material cash requirements and commitments, and other obligations; and
•Critical accounting estimates that are most important to both the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments.
As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations in this Annual Report on Form 10-K, which present the results of the Company's operations for the years ended December 31, 2025 and 2024, and also refer to Item 1 — Business to this Annual Report on Form 10-K for more detail discussion about the Company's business. A discussion and analysis of fiscal year 2023 may be found in Part II, Item 7 — Management's Discussion and Analysis of

Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The following discussion and analysis also contains forward-looking statements, including, without limitation, statements relating to NRG’s plans, strategies, objectives, expectations, intentions, and resources. Such forward-looking statements should be read in conjunction with the disclosures under Item 1A — Risk Factors of this Annual Report on Form 10-K.
Executive Summary
NRG Energy, Inc., or NRG or the Company, serves electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of December 31, 2025 the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,900 MMDth annually.
Business Environment
The industry dynamics and external influences affecting the Company, its businesses, and the retail energy and power generation industry in 2025 and for the future medium term include:
Market Dynamics — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates. Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, global liquified natural gas demand, exports of natural gas, and the financial and hedging profile of natural gas customers and producers. In 2025, the average natural gas price at Henry Hub was $3.43 per MMBtu compared to $2.27 per MMBtu in 2024, representing an increase of 51%.
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
The relative price of natural gas as compared to coal and prevailing power prices are the primary driver of coal demand. Coal commodity prices increased slightly in 2025.
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

	Average On-Peak Power Price ($/MWh)
	Year Ended December 31,		2025 vs 2024
Region	2025	2024	Change %
Texas
ERCOT - Houston(a)	$38.04	$32.05	19%
ERCOT - North(a)	36.21	30.71	18%
East
NY J/NYC(b)	76.55	45.25	69%
NEPOOL(b)	75.58	46.59	62%
COMED (PJM)(b)	46.24	31.86	45%
PJM West Hub(b)	60.09	40.75	47%
West
CAISO - SP15(b)	28.56	29.95	(5)%
MISO - Louisiana Hub(b)	44.05	30.26	46%
(a)Average on-peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on-peak power prices based on day-ahead settlement prices as published by the respective ISOs

Load Growth — The electric industry is expected to experience a surge in demand driven primarily by new manufacturing, industrial and data center facilities (inclusive of GenAI). The U.S. Energy Information Administration's 2023 Annual Energy Outlook, combined with external forecasts of GenAI, shows the potential for 500 TWh of incremental load across the U.S. through 2030, as compared to 2023. ERCOT's current long term load forecast shows peak demand increasing from 86 GW in 2024 to 139 GW in 2030. This load growth will require significant planning and construction of new generation and transmission.
Affordability — Rising customer bills, driven by rising regulated transmission and distribution charges along with load growth, have heightened customer and regulatory focus on energy affordability, eliciting evolving discussions regarding market design and frameworks. NRG is monitoring and seeking to address these developments through its customer-focused business strategy and public policy advocacy efforts.
Tariffs — NRG’s business is affected by various macroeconomic factors, including tariffs. The U.S. has implemented, or is considering implementing, higher tariffs on imports into the U.S. Any potential increases in capital and operational expenditures may impact the Company’s procurement and sourcing strategies.
Increased Awareness of, and Action to Combat, Climate Change — Diverse groups of stakeholders, including investors, asset managers, financial institutions, non-government organizations, industry coalitions, individual companies, consumer groups and academic institutions, are increasingly engaged in efforts to limit global warming in the post-industrial era to 1.5 degrees Celsius. Although federal policy in the U.S. has recently shifted towards prioritizing domestic energy production and reducing climate-related regulatory requirements, policymakers and regulators at regional, national, sub-national and local levels of government, both in the U.S. and other parts of the world, remain focused on actions to combat climate change.
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
Lower Carbon Infrastructure Development — Policy mechanisms at the state and federal level, including production and investment tax credits, cash grants, loan guarantees, accelerated depreciation tax benefits, RPS, and carbon trading plans, have supported and continue to support the development of renewable generation, demand-side and smart grid, and other lower carbon infrastructure technologies. According to ERCOT, 46% of 2025 energy consumption in the ERCOT market was generated from carbon emission-free resources, with wind power contributing 24%. In addition, subsidies and incentives may contribute to increases in renewable power sources, customer awareness and preferences are shifting toward sustainable solutions. Any increase in demand for sustainable energy products from both residential and commercial customers creates opportunities for diversified product offerings in competitive retail markets.
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
Significant Events
The following significant events occurred during 2025 and through the filing date, as further described within this Management's Discussion and Analysis and the Consolidated Financial Statements:
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio from LS Power, pursuant to the Purchase Agreement dated as of May 12, 2025. The acquisition doubles NRG’s generation capacity with the addition of 18 natural gas-fired and dual fuel facilities totaling approximately 13 GW. In addition, NRG acquired CPower, a leading demand response platform, which operates in all the country’s deregulated energy markets and has more than 2,000 commercial and industrial customers. The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus preliminary working capital and certain other adjustments of $479 million. The Company funded the cash consideration using a portion of the net proceeds of $4.4 billion from the New Unsecured Notes and the New Secured Notes and proceeds of $2.5 billion from the Company’s Revolving Credit Facility. As part of the transaction, NRG also assumed approximately $3.2 billion of debt. For further discussion, see Item 15 — Note 4, Acquisitions and Dispositions.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $2 million in working capital adjustments. For further discussion, see Item 15 — Note 4, Acquisitions and Dispositions.
Capital Allocation
The Company is actively repurchasing shares under its existing $3.7 billion share repurchase program, which began in 2023. During the year ended December 31, 2025, the Company completed $1.3 billion of share repurchases at an average price of $129.23 per share. On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028. For further information regarding share repurchases, see Item 15 — Note 15, Capital Structure.
In the first quarter of 2025, NRG increased the annual common stock dividend to $1.76 from $1.63 per share, representing an 8% increase from 2024. Beginning in the first quarter of 2026, NRG increased the annual common stock dividend by 8% to

$1.90 per share. The Company expects to target an annual common stock dividend growth rate of 7-9% per share in subsequent years.
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
Operations
Texas Development Projects
On November 20, 2025, the Company entered into the Third TEF Loan to support the development of Greens Bayou 6, which is currently under construction. Commercial operation of the 443 MW facility is expected mid-2028.
On September 26, 2025, the Company entered into the Second TEF Loan to support the development of Cedar Bayou 5, which is currently under construction. Commercial operation of the 689 MW combined cycle facility is expected mid-2028.
On July 31, 2025, the Company entered into the First TEF Loan to support the development of T.H. Wharton, which is currently under construction. Commercial operation of the 415 MW facility is expected in June 2026.
Site Development Updates
On February 13, 2025, NRG signed a strategic Project Development Agreement with GE Vernova (“GEV”) and Kiewit’s subsidiary, TIC, to develop and construct up to 5.4 GW of new gas-fired, combined cycle generation projects. The generation facilities will be owned and operated by NRG. Additionally, NRG has entered into slot reservation agreements with GEV for the procurement of 3.6 GW of 7HA gas turbines. The first projects under this comprehensive development agreement are expected to commence operations by the end of 2029.

Consolidated Results of Operations for the years ended December 31, 2025 and 2024
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions)	2025	2024	Change
Revenue
Retail revenue	$29,543	$27,149	$2,394
Energy revenue(a)	590	500	90
Capacity revenue(a)	280	177	103
Mark-to-market for economic hedging activities	12	(3)	15
Contract amortization	(6)	(29)	23
Other revenues(a)(b)	294	336	(42)
Total revenue	30,713	28,130	2,583
Operating Costs and Expenses
Cost of fuel	1,195	890	(305)
Purchased energy and other cost of sales(c)	21,194	19,371	(1,823)
Mark-to-market for economic hedging activities	358	(209)	(567)
Contract and emissions credit amortization(c)	53	49	(4)
Operations and maintenance	1,568	1,607	39
Other cost of operations	393	392	(1)
Cost of operations (excluding depreciation and amortization shown below)	24,761	22,100	(2,661)
Depreciation and amortization	1,406	1,403	(3)
Impairment losses	—	36	36
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $295, and $204, respectively, which are included in depreciation and amortization shown separately above)	2,602	2,345	(257)
Acquisition-related transaction and integration costs	74	30	(44)
Total operating costs and expenses	28,843	25,914	(2,929)
(Loss)/Gain on sale of assets	(25)	208	(233)
Operating Income	1,845	2,424	(579)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	11	20	(9)
Impairment losses on investments	(39)	(7)	(32)
Other income, net	68	44	24
Loss on debt extinguishment	(10)	(382)	372
Interest expense	(741)	(651)	(90)
Total other expenses	(711)	(976)	265
Income Before Income Taxes	1,134	1,448	(314)
Income tax expense	270	323	(53)
Net Income	$864	$1,125	$(261)
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
The following tables present the composition and reconciliation of gross margin and economic gross margin for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
($ in millions, except otherwise noted)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$10,896	$13,467	$3,054	$2,144	$(18)	$29,543
Energy revenue	49	441	101	—	(1)	590
Capacity revenue	—	267	14	—	(1)	280
Mark-to-market for economic hedging activities	—	7	10	—	(5)	12
Contract amortization	—	(6)	—	—	—	(6)
Other revenue(a)	194	87	23	—	(10)	294
Total revenue	11,139	14,263	3,202	2,144	(35)	30,713
Cost of fuel	(858)	(256)	(80)	—	(1)	(1,195)
Purchased energy and other costs of sales(b)(c)(d)	(6,409)	(11,899)	(2,693)	(201)	8	(21,194)
Mark-to-market for economic hedging activities	(370)	1	6	—	5	(358)
Contract and emissions credit amortization	(13)	(31)	(9)	—	—	(53)
Depreciation and amortization	(374)	(148)	(32)	(810)	(42)	(1,406)
Gross margin	$3,115	$1,930	$394	$1,133	$(65)	$6,507
Less: Mark-to-market for economic hedging activities, net	(370)	8	16	—	—	(346)
Less: Contract and emissions credit amortization, net	(13)	(37)	(9)	—	—	(59)
Less: Depreciation and amortization	(374)	(148)	(32)	(810)	(42)	(1,406)
Economic gross margin	$3,872	$2,107	$419	$1,943	$(23)	$8,318
(a)Includes trading gains and losses and ancillary revenues
(b)Includes capacity and emissions credits
(c)Includes $3.5 billion, $247 million and $1.1 billion of TDSP expense in Texas, East, and West/Other, respectively
(d)Excludes depreciation and amortization shown separately

	Year Ended December 31, 2025
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	38,817	15,408	2,542	—	—	56,767
Business electricity sales volume (GWh)	39,278	45,342	12,613	—	—	97,233
Home natural gas retail sales volumes (MDth)	—	51,028	73,926	—	—	124,954
Business natural gas retail sales volumes (MDth)	—	1,549,286	182,581	—	—	1,731,867
Average retail Home customer count (in thousands)(a)	2,899	2,159	650	—	—	5,708
Ending retail Home customer count (in thousands)(a)	2,860	2,122	650	—	—	5,632
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,327	—	2,327
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,419	—	2,419
GWh sold	28,728	5,970	2,118	—	—	36,816
GWh generated (d)	28,728	3,722	2,118	—	—	34,568
(a)Home customer count includes recurring residential customers and community choice
(b)Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 67 thousand Home Protection (non-Vivint) customers
(d) Includes owned and leased generation, excludes tolled generation and equity investments. Cottonwood lease ended in May 2025

	Year Ended December 31, 2024
($ in millions, except otherwise noted)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$10,400	$11,247	$3,528	$1,991	$(17)	$27,149
Energy revenue	41	242	229	—	(12)	500
Capacity revenue	—	156	24	—	(3)	177
Mark-to-market for economic hedging activities	—	(23)	16	—	4	(3)
Contract amortization	—	(27)	(2)	—	—	(29)
Other revenue(a)	210	114	24	—	(12)	336
Total revenue	10,651	11,709	3,819	1,991	(40)	28,130
Cost of fuel	(647)	(135)	(108)	—	—	(890)
Purchased energy and other costs of sales(b)(c)(d)	(6,583)	(9,579)	(3,080)	(151)	22	(19,371)
Mark-to-market for economic hedging activities	(684)	1,083	(186)	—	(4)	209
Contract and emissions credit amortization	(9)	(31)	(9)	—	—	(49)
Depreciation and amortization	(323)	(158)	(99)	(782)	(41)	(1,403)
Gross margin	$2,405	$2,889	$337	$1,058	$(63)	$6,626
Less: Mark-to-market for economic hedging activities, net	(684)	1,060	(170)	—	—	206
Less: Contract and emissions credit amortization, net	(9)	(58)	(11)	—	—	(78)
Less: Depreciation and amortization	(323)	(158)	(99)	(782)	(41)	(1,403)
Economic gross margin	$3,421	$2,045	$617	$1,840	$(22)	$7,901
(a)Includes trading gains and losses and ancillary revenues
(b)Includes capacity and emissions credits
(c)Includes $3.3 billion, $278 million and $1.2 billion of TDSP expense in Texas, East, and West/Other, respectively
(d)Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Home electricity sales volume (GWh)	39,353	15,229	2,355	—	—	56,937
Business electricity sales volume (GWh)	40,274	46,724	10,513	—	—	97,511
Home natural gas retail sales volumes (MDth)	—	49,927	75,898	—	—	125,825
Business natural gas retail sales volumes (MDth)	—	1,525,094	181,972	—	—	1,707,066
Average retail Home customer count (in thousands)(a)	2,940	2,165	677	—	—	5,782
Ending retail Home customer count (in thousands)(a)	2,909	2,191	648	—	—	5,748
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,171	—	2,171
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,226	—	2,226
GWh sold	23,350	4,442	5,977	—	—	33,769
GWh generated(d)	23,350	2,372	5,977	—	—	31,699
(a)Home customer count includes recurring residential customers and community choice
(b)Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 72 thousand Home Protection (non-Vivint) customers
(d) Includes owned and leased generation, excludes tolled generation and equity investments

The following table represents the weather metrics for 2025 and 2024:

	Year ended December 31,			Quarter ended December 31,			Quarter ended September 30,			Quarter ended June 30,			Quarter ended March 31,
Weather Metrics	Texas	East	West/Other(a)	Texas	East	West/Other(a)	Texas	East	West/Other(a)	Texas	East	West/Other(a)	Texas	East	West/Other(a)
2025
CDDs(b)	3,369	1,256	1,988	456	72	208	1,659	773	1,123	1,102	379	592	152	32	65
HDDs(b)	1,513	4,840	2,039	450	1,836	660	—	33	3	49	482	195	1,014	2,489	1,181
2024
CDDs	3,464	1,360	2,132	461	83	251	1,714	814	1,194	1,173	431	638	116	32	49
HDDs	1,309	4,236	1,968	393	1,560	658	—	28	11	31	435	200	885	2,213	1,099
10-year average
CDDs	3,169	1,342	1,988	318	91	177	1,719	847	1,195	1,014	362	563	118	42	53
HDDs	1,603	4,575	2,039	610	1,605	747	5	45	9	56	525	196	932	2,400	1,087
(a)The West/Other weather metrics are comprised of the average of the CDD and HDD regional results for the West - California and West - South Central regions
(b)National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period

Gross margin and economic gross margin
Gross margin decreased $119 million and economic gross margin increased $417 million, both of which include intercompany sales, during the year ended December 31, 2025, compared to the same period in 2024. The detail by segment is as follows:
Texas

(In millions)
Higher gross margin due to the following: •an increase in net revenue of $388 million, primarily driven by changes in customer term, product and mix •a 3%, or $97 million decrease in cost to serve the retail load, driven by lower realized power prices associated with the Company’s diversified supply strategy	$485
Lower gross margin due to a decrease in load of 1.9 TWhs, or $63 million, driven by changes in customer mix and attrition, partially offset by an increase in load of 0.4 TWhs, or $25 million attributed to weather	(38)
Other	4
Increase in economic gross margin	$451
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	314
Increase in contract and emissions credit amortization	(4)
Increase in depreciation and amortization	(51)
Increase in gross margin	$710

East

(In millions)
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	$(52)
Higher natural gas gross margin including the impact of transportation and storage contract optimization, resulting in higher net revenue rates of $1.00 per Dth, or $1.62 billion, from changes in customer term, product and mix, partially offset by higher supply cost of $0.90 per Dth, or $1.47 billion, driven by an increase in gas costs	151
Lower electric gross margin due to higher supply costs of $12.95 per MWh, or $782 million driven primarily by increases in power prices, partially offset by higher net revenue rates as a result of changes in customer term, product and mix of $10.60 per MWh, or $620 million	(162)
Higher gross margin due to an increase in generation volumes as a result of spark spread expansion in NYISO, partially offset by a decrease in average realized prices at Midwest Generation	25
Higher gross margin due to a 159% increase in PJM capacity prices and a 20% increase in NYISO capacity prices	81
Higher gross margin from demand response activities due to higher PJM auction clearing prices and curtailment events in 2025	17
Other	2
Increase in economic gross margin	$62
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(1,052)
Decrease in contract amortization	21
Decrease in depreciation and amortization	10
Decrease in gross margin	$(959)

West/Other

(In millions)
Lower gross margin due to the disposition of Services businesses	$(123)
Higher electric gross margin due to lower supply costs of $11.50 per MWh, or $174 million and customer mix of $35 million, partially offset by lower revenue rates of $9.15 per MWh, or $135 million	74
Higher natural gas gross margin due to higher revenue rates of $0.15 per Dth, or $34 million, partially offset by higher supply costs of $0.10 per Dth, or $24 million	10
Lower gross margin at Cottonwood driven by the termination of the facility lease in May 2025	(142)
Lower gross margin at Cottonwood is driven by spark spread contraction, partially offset by favorable capacity pricing	(12)
Other	(5)
Decrease in economic gross margin	$(198)
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	186
Decrease in contract amortization	2
Decrease in depreciation and amortization	67
Increase in gross margin	$57

Vivint Smart Home

(In millions)
Higher gross margin driven by growth in customers of $112 million and higher monthly revenue rates of $0.72 per customer, or $20 million	$132
Lower gross margin due to a decrease in non-recurring sales revenue	(30)
Higher gross margin primarily due to an increase in home protection plan sales	14
Lower gross margin due to an increase in personnel and related support costs	(8)
Other	(5)
Increase in economic gross margin	$103
Increase in depreciation and amortization	(28)
Increase in gross margin	$75

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $552 million during the year ended December 31, 2025, compared to the same period in 2024.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment is as follows:

	Year Ended December 31, 2025
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(17)	$6	$—	$(11)
Reversal of acquired gain positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	25	4	(5)	24
Total mark-to-market gains in revenues	$—	$7	$10	$(5)	$12
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(504)	$(81)	$164	$—	$(421)
Reversal of acquired loss/(gain) positions related to economic hedges	51	(3)	—	—	48
Net unrealized gains/(losses) on open positions related to economic hedges	83	85	(158)	5	15
Total mark-to-market (losses)/gains in operating costs and expenses	$(370)	$1	$6	$5	$(358)
(a)Includes $(286) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

	Year Ended December 31, 2024
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(33)	$(1)	$4	$(30)
Reversal of acquired gain positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	11	17	—	28
Total mark-to-market (losses)/gains in revenues	$—	$(23)	$16	$4	$(3)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(663)	$740	$63	$(4)	$136
Reversal of acquired loss/(gain) positions related to economic hedges	9	(5)	2	—	6
Net unrealized (losses)/gains on open positions related to economic hedges	(30)	348	(251)	—	67
Total mark-to-market (losses)/gains in operating costs and expenses	$(684)	$1,083	$(186)	$(4)	$209
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
For the year ended December 31, 2025, the $12 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of decreases in natural gas prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $358 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in the value of open positions as a result of decreases in CAISO power prices. This was partially offset by an increase in the value of open positions as a result of increases in Northeast and ERCOT power prices.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2025 and 2024. The realized and unrealized financial and physical trading results are included in revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year ended December 31,
(In millions)	2025	2024
Trading gains
Realized	$29	$31
Unrealized	5	1
Total trading gains	$34	$32

Operations and Maintenance Expenses
Operations and maintenance expenses are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Year Ended December 31, 2025	$790	$421	$81	$263	$18	$(5)	$1,568
Year Ended December 31, 2024	783	364	204	254	7	(5)	1,607
Operations and maintenance expenses decreased by $39 million for the year ended December 31, 2025, compared to the same period in 2024, due to the following:

(In millions)
Decrease due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	$(100)
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	(57)
Decrease due to the disposition of Services businesses	(53)
Decrease driven by a favorable resolution of a regulatory matter in 2025	(21)
Increase in planned major maintenance expenditures associated with the scope of outages primarily in Texas and at Powerton	106
Increase driven by higher retail operations costs	27
Increase due to the acquisition of the Texas Generation Portfolio facilities in April 2025	22
Increase in variable operations and maintenance expenditures driven by higher generation at Powerton	13
Increase due to deactivation and site preparation costs associated with future development projects	11
Increase driven by higher Vivint Smart Home operations costs to support customer growth	7
Other	6
Decrease in operations and maintenance expense	$(39)
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Total
Year Ended December 31, 2025	$246	$135	$7	$5	$393
Year Ended December 31, 2024	236	136	14	6	392
Other cost of operations increased by $1 million for the year ended December 31, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase in current year ARO cost estimates at Jewett Mine	$7
Decrease in property taxes driven by the expiration of the Cottonwood facility lease in May 2025	(5)
Other	(1)
Increase in other cost of operations	$1

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Total
Year Ended December 31, 2025	$374	$148	$32	$810	$42	$1,406
Year Ended December 31, 2024	323	158	99	782	41	1,403

Depreciation and amortization expense increased by $3 million for the year ended December 31, 2025, compared to the same period in 2024, due to the following:

(In millions)
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	$178
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(121)
Decrease in amortization due to the disposition of Services businesses	(37)
Decrease in amortization primarily due to the roll off of intangibles in Texas, East and West	(30)
Other	13
Increase in depreciation and amortization	$3
Impairment Losses
During the year ended December 31, 2024, the Company recorded impairment losses related to property plant and equipment and other assets of $7 million, and $29 million in the Texas and West/Other segments, respectively. Refer to Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements for further discussion.
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/ Eliminations	Total
Year Ended December 31, 2025	$948	$668	$150	$809	$27	$2,602
Year Ended December 31, 2024	841	586	215	663	40	2,345
Selling, general and administrative costs increased by $257 million for the year ended December 31, 2025 compared to the same period in 2024, due to the following:

(In millions)
Increase due to legal matters in 2025	$191
Increase in equity linked compensation	60
Increase in personnel costs	59
Increase in marketing and media expenses	16
Decrease in provision for credit losses primarily due to improved customer payment behavior	(42)
Decrease due to the disposition of Services businesses	(38)
Other	11
Increase in selling, general and administrative costs	$257
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $74 million and $30 million for the years ended December 31, 2025 and 2024, respectively, include:

	As of December 31,
(In millions)	2025	2024
LSP Portfolio acquisition costs	$32	$—
Vivint Smart Home integration costs	29	23
Texas Generation Portfolio acquisition costs	5	—
Other	8	7
Acquisition-related transaction and integration costs	$74	$30

(Loss)/Gain on Sale of Assets
The (loss)/gain on sale of assets of $(25) million and $208 million recorded for the years ended December 31, 2025 and 2024, respectively, include:

	As of December 31,
(In millions)	2025	2024
Sale of the Airtron business unit	$—	$204
Loss due to the resolution of a tax matter in connection with STP sales agreement	(18)	—
Other asset sales	(7)	4
(Loss)/Gain on sale of assets	$(25)	$208
Impairment Losses on Investments
During the years ended December 31, 2025 and 2024, the Company recorded impairment losses of $39 million and $7 million, respectively, on the Company's equity method investment in Gladstone generation facility.
Other Income, net
Other income, net of $68 million and $44 million recorded for the years ended December 31, 2025, and 2024, respectively, include:

	As of December 31,
(In millions)	2025	2024
Interest income	$83	$56
Derivative losses on the Consumer Financing Program	(21)	(14)
Other	6	2
Other Income, net	$68	$44
Loss on Debt Extinguishment
The loss on debt extinguishment of $10 million and $382 million recorded for the years ended December 31, 2025, and 2024, respectively, include:

	As of December 31,
(In millions)	2025	2024
Repurchase of a portion of the Convertible Senior Notes	$—	$(260)
Exchange offer for the Vivint 5.750% Senior Notes, due 2029	—	(90)
Repayment of the Vivint Senior Secured Term Loan B	—	(18)
Redemption of the Vivint 6.750% Senior Secured Notes, due 2027	—	(13)
Redemption of the 6.625% Senior Notes, due 2027	—	(1)
Other	(10)	—
Loss on Debt Extinguishment	$(10)	$(382)
Interest Expense
Interest expense increased by $90 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to the impact of New Unsecured Notes and the New Secured Notes to partially fund acquisition of the LSP Portfolio and a realized loss on the treasury locks in the 2025 period.
Income Tax Expense
For the year ended December 31, 2025, NRG recorded an income tax expense of $270 million on pre-tax income of $1.1 billion. For the same period in 2024, NRG recorded income tax expense of $323 million on a pre-tax income of $1.4 billion. The effective tax rate was 23.8% and 22.3% for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, NRG's overall effective tax rate was higher than the federal statutory tax rate of 21%, primarily due to the state tax expense, partially offset by favorable permanent differences. For the same period in 2024, NRG's overall effective tax rate was higher than the federal statutory tax rate of 21%, primarily due to permanent differences and state tax expense, partially offset by tax benefits from the revaluation of deferred tax assets and decrease of certain state valuation allowances. Refer to Item 15 — Note 19, Income Taxes, to the Consolidated Financial Statements for further discussion.

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

Liquidity and Capital Resources
Liquidity Position
As of January 31, 2026, December 31, 2025 and 2024, NRG's liquidity, excluding collateral funds deposited by counterparties, was approximately $3.0 billion, $9.6 billion and $5.4 billion, respectively, comprised of the following:

	As of January 31,	As of December 31,
(In millions)	2026	2025	2024
Cash and cash equivalents	$319	$4,708	$966
Restricted cash - operating	12	12	4
Restricted cash - reserves (a)	21	18	4
Total	352	4,738	974
Total availability under Revolving Credit Facility and collective collateral facilities(b)	2,688	4,890	4,469
Total liquidity, excluding collateral funds deposited by counterparties	$3,040	$9,628	$5,443
(a)Includes reserves primarily for capital expenditures
(b)Total capacity of Revolving Credit Facility and collective collateral facilities was $8.9 billion, $7.7 billion and $7.3 billion as of January 31, 2026, December 31, 2025 and December 31, 2024, respectively

As of December 31, 2025, total liquidity, excluding collateral funds deposited by counterparties, increased by $4.2 billion from December 31, 2024. The increase was driven by $4.9 billion of newly-issued secured and unsecured corporate debt to partially fund the acquisition of the LSP Portfolio on January 30, 2026 and to repay the $500 million aggregate principal amount of 2.000% senior secured first lien notes. As of January 31, 2026, NRG had $3.0 billion of liquidity available to continue to support its operations. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at December 31, 2025, were predominantly held in bank deposits.
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
Credit Ratings
On May 12, 2025, S&P affirmed the Company's issuer credit rating of BB and changed the rating outlook from Positive to Stable.
The following table summarizes the Company's current credit ratings:

	S&P	Moody's	Fitch
NRG Energy, Inc.	BB Stable	Ba1 Stable	BB+ Stable
Senior Secured Debt	BBB-	Baa3	BBB-
Senior Unsecured Debt	BB	Ba2	BB+
Preferred Stock	B	Ba3	BB-

Liquidity
The principal sources of liquidity for NRG's operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Item 15 — Note 12, Long-term Debt and Finance Leases, to the Consolidated Financial Statements, the Company's financing arrangements consist mainly of the Senior Notes, Senior Secured First Lien Notes, Senior Credit Facility, Receivables Facility, tax-exempt bonds and TEF loans. The Company also issues letters of credit through bilateral letter of credit facilities and the pre-capitalized trust securities facility.

The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) market operations activities; (ii) debt service obligations, as described in Item 15 — Note 12, Long-term Debt and Finance Leases, to the Consolidated Financial Statements; (iii) capital expenditures, including maintenance, environmental, and investments and integration; and (iv) allocations in connection with acquisition opportunities, debt repayments, share repurchases and dividend payments to stockholders, as described in Item 15 — Note 15, Capital Structure, to the Consolidated Financial Statements.
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in consideration, less $2 million in working capital adjustments. For further discussion, see Item 15 — Note 4, Acquisitions and Dispositions.
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
The Company used a portion of the net proceeds from the 2035 Notes to repay in full its $500 million aggregate principal amount of 2.000% senior secured notes on the maturity date of December 2, 2025. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio from LS Power, pursuant to the Purchase Agreement dated as of May 12, 2025. The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus preliminary working capital and certain other adjustments of $479 million. The Company funded the cash consideration using a portion of the net proceeds from the New Unsecured Notes and the New Secured Notes of $4.4 billion and proceeds of $2.5 billion from the Company’s Revolving Credit Facility. As part of the transaction, NRG also assumed approximately $3.2 billion of debt. For further discussion, see Item 15 — Note 4, Acquisitions and Dispositions and Item 15 — Note 12, Long-term Debt and Finance Leases.
Amendment to Term Loan
On July 22, 2025, the Company and APX Group LLC, as borrowers, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment to the Second Amended and Restated Credit Agreement (the “Fifteenth Amendment”) with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent (the “Agent”), and certain financial institutions, as lenders, which amended the Company’s Second Amended and Restated Credit Agreement, dated as of June 30, 2016 (the “Credit Agreement”) by adding a new incremental Term Loan B in an aggregate principal amount of $1.0 billion. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Revolving Credit Facility
On May 27, 2025, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Fourteenth Amendment to the Credit Agreement in order to increase the commitments under the Revolving Credit Facility by $390 million (the “Incremental Commitments”) to an aggregate amount equal to $4.6 billion. As of January 31, 2026, $2.8 billion of borrowings were outstanding. For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Convertible Senior Notes Redemption
On July 8, 2025 (the “Redemption Date”), the Company used cash on hand to redeem $12 million in aggregate principal amount of the Convertible Senior Notes, at a redemption price equal to 100.000%. The holders of the remaining outstanding Convertible Senior Notes elected to convert their Convertible Senior Notes prior to the Redemption Date and received $220 million in cash with respect to the remaining principal amount of the Convertible Senior Notes and a total of 3,986,335 shares for the conversion premium. See Item 15 — Note 12, Long-term Debt and Finance Leases.

Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”) to mitigate the impact of potential dilution of the Convertible Senior Notes. Upon the exercise and settlement of the Capped Calls on July 8, 2025, the Company paid a total amount of $292 million. For further discussion, see Item 15 — Note 15, Capital Structure.
Receivables Facility
On June 20, 2025, NRG Receivables amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026.
Texas Development Projects
On July 31, 2025, NRG THW GT LLC, an indirect wholly-owned subsidiary of the Company, entered into the First TEF Loan to support the development of T.H. Wharton, which is currently under construction. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of July 31, 2045. As January 31, 2026, $187 million of disbursements for the First TEF Loan have occurred.
On September 26, 2025, NRG Cedar Bayou 5 LLC, an indirect wholly-owned subsidiary of the Company, entered into the Second TEF Loan to support the development of Cedar Bayou 5, which is currently under construction. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of September 26, 2045. As of January 31, 2026, $269 million of disbursements for the Second TEF Loan have occurred.
On November 20, 2025, NRG Greens Bayou 6 LLC, an indirect wholly-owned subsidiary of the Company, entered into the Third TEF Loan to support the development of Greens Bayou 6, which is currently under construction. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of November 20, 2045. As of January 31, 2026, $95 million of disbursements for the Third TEF Loan have occurred.
Indian River Bonds
On October 23, 2025, the Company remarketed $57 million aggregate principal amount of NRG Indian River 2020 4.000% tax-exempt refinancing bonds due 2040 (the “IR 2040 Bonds”) and $190 million aggregate principal amount of NRG Indian River Power 2020 4.000% tax-exempt refinancing bonds due 2045 (the “IR 2045 Bonds” and, together with the IR 2040 Bonds, the “IR Bonds”). For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of January 31, 2026, $1.0 billion was issued under these facilities.
Liability Management
The Company executed $310 million in liability management in 2025 and remains committed to maintaining a strong balance sheet and achieving its targeted credit metrics.
Pension and Other Postretirement Benefit Contributions
As of December 31, 2025, the Company’s estimated pension minimum funding requirements for the next 5 years were $96 million, of which $32 million are required to be made within the next 12 months. As of December 31, 2025, the Company’s estimated other postretirement benefits minimum funding requirements for the next 5 years were $21 million, of which $4 million are required to be made within the next 12 months. These amounts represent estimates based on assumptions that are subject to change. For further discussion, see Item 15 — Note 14, Benefit Plans and Other Postretirement Benefits, to the Consolidated Financial Statements.

Debt Service Obligations
Principal payments on debt and finance leases as of December 31, 2025, are due in the following periods:

(In millions)
Description	2026	2027	2028	2029	2030	Thereafter	Total
Recourse Debt:
5.750% Senior Notes, due 2028	$—	$—	$821	$—	$—	$—	$821
5.250% Senior Notes, due 2029	—	—	—	733	—	—	733
3.375% Senior Notes, due 2029	—	—	—	500	—	—	500
5.750% Senior Notes, due 2029	—	—	—	798	—	—	798
3.625% Senior Notes, due 2031	—	—	—	—	—	1,030	1,030
3.875% Senior Notes, due 2032	—	—	—	—	—	480	480
6.000% Senior Notes, due 2033	—	—	—	—	—	925	925
6.250% Senior Notes, due 2034	—	—	—	—	—	950	950
5.750% Senior Notes, due 2034	—	—	—	—	—	1,250	1,250
6.000% Senior Notes, due 2036	—	—	—	—	—	2,400	2,400
2.450% Senior Secured Notes, due 2027	—	900	—	—	—	—	900
4.450% Senior Secured Notes, due 2029	—	—	—	500	—	—	500
4.734% Senior Secured Notes, due 2030	—	—	—	—	625	—	625
7.000% Senior Secured Notes, due 2033	—	—	—	—	—	740	740
5.407% Senior Secured Notes, due 2035	—	—	—	—	—	625	625
Term Loan B, due 2031	23	23	23	23	23	2,184	2,299
Tax-exempt bonds	—	—	59	—	—	407	466
3.000% T.H. Wharton TEF loan, due 2045	—	—	—	8	10	171	189
3.000% Cedar Bayou 5 TEF loan, due 2045	—	—	—	—	3	252	255
3.000% Greens Bayou 6 TEF loan, due 2045	—	—	—	—	—	90	90
Subtotal Recourse Debt	23	923	903	2,562	661	11,504	16,576
Finance Leases:
Finance leases	8	7	4	3	2	—	24
Total Debt and Finance Leases	$31	$930	$907	$2,565	$663	$11,504	$16,600

Interest Payments	$905	$890	$794	$709	$652	$2,088	$6,038
For further discussion, see Item 15 — Note 12, Long-term Debt and Finance Leases.
Market Operations
The Company's market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g. buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of December 31, 2025, market operations had total cash collateral outstanding of $365 million and $2.8 billion outstanding in letters of credit to third parties primarily to support its market activities. As of December 31, 2025, total funds deposited by counterparties were $260 million in cash and $621 million of letters of credit.
The Company has entered into long-term contractual arrangements related to energy purchases, gas transportation and storage, and fuel and transportation services and generation projects. As of December 31, 2025, the Company had minimum payment obligations under such outstanding agreements of $10.2 billion, with $2.8 billion payable within the next 12 months and an additional $1.4 billion of short-term purchase energy commitments. For further discussion, see Item 15 — Note 22, Commitments and Contingencies.
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
As of December 31, 2025, counterparties’ net exposure to NRG of approximately $5 million on out-of-the-money hedges was secured by the first lien structure.
Capital Expenditures
The following table summarizes the Company's capital expenditures for maintenance, environmental and investments and integration for the year ended December 31, 2025:

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$256	$38	$682	$976
East	17	—	—	17
West/Other	7	—	2	9
Vivint Smart Home	17	—	7	24
Corporate	32	—	89	121
Total cash capital expenditures for 2025(a)	329	38	780	1,147
Integration operating expenses and cost to achieve	—	—	45	45
Investments	—	—	203	203
Total cash capital expenditures and investments for the year ended December 31, 2025	$329	$38	$1,028	$1,395
(a)Capital expenditures exclude W.A. Parish insurance proceeds of $100 million
Investments and Integration for the year ended December 31, 2025 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2026 through 2029 required to comply with environmental laws will be approximately $34 million, primarily driven by the cost of complying with ELG at the Company's coal units in Texas.
The table below summarizes the status of NRG's coal fleet with respect to air quality controls as of December 31, 2025. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental requirements.

		SO2		NOx		Mercury		Particulate
Units	State	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Limestone 1-2	TX	FGD	1985-86	LNBOFA	2002/2003	ACI	2015	ESP	1985-1986
Powerton 5	IL	DSI	2016	OFA/SNCR	2003/2012	ACI	2009	ESP/upgrade	1973/2016
Powerton 6	IL	DSI	2014	OFA/SNCR	2002/2012	ACI	2009	ESP/upgrade	1976/2014
W.A. Parish 5, 6, 7	TX	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8	TX	FGD	1982	SCR	2004	ACI	2015	FF	1988

ACI - Activated Carbon Injection DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet)	FF- Fabric Filter LNBOFA - Low NOx Burner with Overfire Air OFA - Overfire Air SCR - Selective Catalytic Reduction SNCR - Selective Non-Catalytic Reduction

The following table summarizes the estimated environmental capital expenditures by year:

(In millions)	Total
2026	$15
2027	13
2028	3
2029	3
Total	$34

Share Repurchases
During the year ended December 31, 2025, the Company completed $1.3 billion of share repurchases at an average price of $129.23 per share. See Item 15 — Note 15, Capital Structure for additional discussion.
On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028.
Dividend Increase on Common Stock
During the first quarter of 2025, NRG increased the annual dividend on its common stock to $1.76 from $1.63 per share. The Company returned $350 million of capital to common shareholders in the year ended 2025 through a $1.76 dividend per common share. Beginning in the first quarter of 2026, NRG increased the annual common stock dividend to $1.90 per share, representing an 8% increase from 2025. The Company expects to target an annual common stock dividend growth rate of 7-9% per share in subsequent years.
On January 23, 2026, NRG declared a quarterly dividend on the Company's common stock of $0.475 per share, or $1.90 per share on an annualized basis, payable on February 17, 2026, to stockholders of record as of February 2, 2026. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
Series A Preferred Stock Dividends
In March and September 2025, the Company declared and paid semi-annual dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.
Additional Material Cash Requirements Not Discussed Above
Operating leases — The Company leases generating facilities, land, office and equipment, railcars, fleet vehicles and storefront space at retail stores. As of December 31, 2025, the Company had lease payment obligations of $283 million, of which $50 million is payable within the next 12 months. For further discussion, see Item 15 — Note 9, Leases.
Other liabilities — Other liabilities includes water right agreements, service and maintenance agreements, stadium naming rights, stadium sponsorships, long-term service agreements and other contractual obligations. As of December 31, 2025, the Company had total of $346 million under such commitments, of which $76 million are payable within the next 12 months.
Contingent obligations for guarantees — NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Item 15 —Note 26, Guarantees.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable Interest in Equity investments — NRG's investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG's pro-rata share of non-recourse debt was approximately $462 million as of December 31, 2025. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.

Cash Flow Discussion
2025 compared to 2024
The following table reflects the changes in cash flows for the comparative years:

	Year ended December 31,
(In millions)	2025	2024	Change
Cash provided by operating activities	$1,913	$2,306	$(393)
Cash used by investing activities	(1,638)	(24)	(1,614)
Cash provided/(used) by financing activities	3,546	(1,755)	5,301
Cash (used)/provided by operating activities
Changes to cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in working capital primarily related to accounts receivable due to increased rates	$(453)
Increase in working capital primarily driven by deferred revenues and changes in ARO cost estimates	428
Increase in operating income adjusted for other non-cash items	312
Changes in cash collateral in support of risk management activities due to change in commodity prices	(238)
Decrease in working capital due to the payment of the CPI Security Systems, Inc. legal matter	(224)
Decrease in working capital primarily due to timing of prepayments related to broker fees and insurance	(218)
$(393)
Cash (used)/provided by investing activities
Changes to cash (used)/provided by investing activities were driven by:

(In millions)
Increase in capital expenditures	$(675)
Increase in cash paid for acquisitions primarily due to the acquisition of the Texas Generation Portfolio in April 2025	(558)
Decrease in proceeds from sale of assets primarily due to the sale of the Airtron business unit in 2024	(495)
Increase in insurance proceeds for property, plant and equipment, net	97
Increase due to fewer purchases of emissions allowances, net of sales	17
$(1,614)
Cash provided/(used) by financing activities
Changes in cash provided/(used) by financing activities were driven by:

(In millions)
Increase in proceeds from issuance of long-term debt in 2025	$3,476
Increase due to lower repayments of long-term debt and finance leases	2,250
Decrease primarily due to higher payments for share repurchase activity in 2025	(418)
Decrease due to payment for settlement of capped call options in 2025	(292)
Increase primarily due to debt extinguishment costs in 2024	229
Increase in net receipts from settlement of acquired derivatives	62
Other	(6)
$5,301

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications
For the year ended December 31, 2025, the Company had domestic pre-tax book income of $1.1 billion and foreign pre-tax book income of $47 million. For the year ended December 31, 2025, the Company utilized U.S. federal NOLs of $247 million, and foreign NOLs of $25 million. As of December 31, 2025, the Company has cumulative U.S. federal NOL carryforwards of $6.6 billion, of which $5.1 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $392 million, most of which have no expiration date. In addition to the above NOLs, NRG has a $58 million indefinite carryforward for interest deductions, as well as $288 million of tax credits, inclusive of $92 million of CAMT credits to be utilized in future years. As a result of the Company's tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates income tax payments, of up to $90 million in 2026. As of December 31, 2025, NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT as of December 31, 2025.
As of December 31, 2025, the Company has $53 million of tax effected uncertain federal, state and foreign tax benefits for which the Company has recorded a non-current tax liability of $59 million (inclusive of accrued interest) until such final resolution with the related taxing authority.
On December 31, 2021, the OECD released rules which set forth a common approach to a global minimum tax at 15% for multinational companies, which has been enacted into law by certain countries effective for 2024. The Company's preliminary analysis indicates that there is no material impact to the Company's financial statements from these rules.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2022. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBB”) was enacted into law. The OBBB includes changes to U.S. tax law applicable to NRG beginning in 2025, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impact of the OBBB on the Company’s consolidated financial statements has been reflected in its current and deferred taxes, however, there is no material impact to income tax expense for the year ended December 31, 2025.

Guarantor Financial Information
As of December 31, 2025, the Company's outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Item 15 — Note 12, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Annual Report on Form 10-K for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	For the Year Ended December 31, 2025
Revenue(a)	$28,117
Operating income(b)	1,605
Total other expense	(641)
Income before income taxes	964
Net Income	700
(a)Intercompany transactions with Non-Guarantors of $53 million during the year ended December 31, 2025
(b)Intercompany transactions with Non-Guarantors including cost of operations of $136 million and selling, general and administrative of $440 million during the year ended December 31, 2025

The following table presents the summarized balance sheet information:

(In millions)	As of December 31, 2025
Current assets(a)	$9,745
Property, plant and equipment, net	1,531
Non-current assets	15,424
Current liabilities(b)	7,347
Non-current liabilities	18,584
(a)Includes intercompany receivables due from Non-Guarantors of $152 million as of December 31, 2025
(b)Includes intercompany payables due to Non-Guarantors of $6 million as of December 31, 2025

Fair Value of Derivative Instruments
NRG may enter into energy purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at power plants or retail load obligations. In order to mitigate interest risk associated with the issuance of the Company's debt, NRG enters into interest rate derivatives. In addition, in order to mitigate foreign exchange rate risk primarily associated with the purchase of USD denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements.
Under the Flex Pay plan (“Flex Pay”), offered by Vivint Smart Home, customers pay for smart home products by obtaining financing from a third-party financing provider (“Consumer Financing Program” or “CFP”). Vivint Smart Home pays certain fees to the financing providers and shares in credit losses on some of the loans.
NRG's trading activities are subject to limits in accordance with the Company's Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2025. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 5, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2024(a)	$992
Contracts realized or otherwise settled during the period	(338)
Texas Generation Portfolio contracts acquired during the period	(83)
Other changes in fair value	(174)
Fair value of contracts as of December 31, 2025(a)	$397
(a)As of December 31, 2024 and 2025, respectively, includes $770 million and $484 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

	Fair Value of Contracts as of December 31, 2025
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains(a)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
Level 1	$(58)	$(26)	$—	$(1)	$(85)
Level 2	(7)	150	26	2	171
Level 3	(128)	(75)	6	24	(173)
Total	$(193)	$49	$32	$25	$(87)
(a)Excludes $484 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2025, NRG's net derivative asset was $397 million, a decrease of $595 million to total fair value as compared to December 31, 2024. This decrease was driven by the roll-off of trades that settled during the period, losses in fair value and the Texas Generation Portfolio contracts acquired.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $1.1 billion in the net value of derivatives as of December 31, 2025.
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
Judgment about future realization of deferred tax assets
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
Energy-Related Commodities
As of December 31, 2025 and 2024, for purposes of measuring the fair value of derivative instruments, the Company primarily used quoted exchange prices and consensus pricing. Consensus pricing is provided by independent pricing services which are compiled from market makers with longer dated tenors as compared to broker quotes. When external prices are not available, NRG uses internal models to determine the fair value. These internal models include assumptions of the future prices of energy commodities based on the specific market in which the energy commodity is being purchased or sold, using externally available forward market pricing curves for all periods possible under the pricing model. These estimations are considered to be critical accounting estimates.
Interest Rate Derivatives
NRG is exposed to changes in interest rates through the Company's issuance of debt. To manage the Company's interest rate risk, NRG enters into interest rate swap agreements and treasury locks. In order to qualify the derivative instruments for hedged transactions, NRG estimates the forecasted borrowings for interest rate swaps occurring within a specified time period.

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
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2025, NRG’s deferred tax assets were primarily the result of U.S. federal and state NOLs, the difference between book and tax basis in property, plant, and equipment, deferred revenues and tax credit carryforwards. The realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and forecasting future profitability by tax jurisdiction.
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
The Company continues to maintain a valuation allowance of $150 million as of December 31, 2025 against deferred tax assets consisting of state NOL carryforwards and foreign NOL, and capital loss carryforwards in jurisdictions where the Company does not currently believe that the realization of deferred tax assets is more likely than not. As of December 31, 2024, the Company's valuation allowance balance was $144 million.
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
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2022. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.
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
For further discussion, see Item 15 — Note 10, Asset Impairments.
Goodwill and Other Intangible Assets
At December 31, 2025, the Company reported goodwill of $5.0 billion, consisting of $3.5 billion from the acquisition of Vivint in 2023, $1.2 billion from the acquisition of Direct Energy in 2021 and $300 million from other retail acquisitions.
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
The acquired assets and assumed liabilities from the Texas Generation Portfolio acquisition that involved the most subjectivity in determining fair value consisted of property, plant, and equipment and derivative instruments. The fair values of the property, plant and equipment were measured using income-based valuation methodologies, which included certain assumptions, such as forecasted future cash flows, discount rates, market prices and asset lives. The derivative instruments were measured using an income-based valuation approach, which included available market data, such as consensus pricing, as well as unobservable internally derived assumptions, such as volatility factors and credit exposure.
NRG describes in detail its acquisitions in Item 15 — Note 4, Acquisitions and Dispositions, to the Consolidated Financial Statements.
Contingencies
NRG records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events, and estimates of the financial impacts of such events. NRG describes in detail its contingencies in Item 15 — Note 22, Commitments and Contingencies, Note 23, Regulatory Matters, and Note 24, Environmental Matters to the Consolidated Financial Statements.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, calculated using the VaR model for the years ended December 31, 2025 and 2024:

(In millions)	2025	2024
VaR as of December 31,	$61	$71
For the year ended December 31,
Average	$61	$61
Maximum	76	75
Minimum	47	50

The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading was $145 million as of December 31, 2025, primarily driven by asset-backed transactions.
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

As of December 31, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.7 billion, of which the Company held collateral (cash and letters of credit) against those positions of $408 million resulting in a net exposure of $1.3 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 66% of the Company's exposure before collateral is expected to roll off by the end of 2027. The following table highlights the net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS, and non-derivative transactions. As of December 31, 2025, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	74%
Financial institutions	26
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	67%
Non-Investment grade/Non-Rated	33
Total	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of the total Net Exposure discussed above as of December 31, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $789 million for the next five years.
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

As of December 31, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses resulting from credit risk was $272 million, $314 million and $251 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of December 31, 2025, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.4 billion and a 1.00 MMBtu/MWh decrease in heat rates for heat rate positions would result in an increase in margin collateral posted of approximately $503 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2025.
Interest Rate Risk
NRG is exposed to fluctuations in interest rates through its issuance of debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, treasury locks, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility when taking into account the combinations of the debt and the interest rate derivative instrument. NRG's risk management policies allow the Company to reduce interest rate exposure. As of December 31, 2025, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B.
NRG has both short and long-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of December 31, 2025, a 1% change in variable interest rates would result in a $16 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2025, the Company's debt fair value was $16.4 billion and carrying value was $16.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $843 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the U.S., primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company's functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of December 31, 2025, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $437 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of December 31, 2025, would have resulted in a decrease of $3 million to net income within the Consolidated Statement of Operations.

Item 8 — Financial Statements and Supplementary Data
The financial statements and schedules are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NRG Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NRG Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2026

Item 9B — Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
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
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
Item 11 — Executive Compensation
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,828,281	(1)	$—	12,932,953
Equity compensation plans not approved by security holders	1,312,244	(2)	$—	12,893,481
Total	4,140,525		$—	25,826,434	(3)
(1)Consists of shares issuable under the NRG LTIP. See Item 15 — Note 20, Stock-Based Compensation for a discussion of the NRG LTIP
(2)Consists of shares issuable under the Vivint LTIP. On March 10, 2023, in connection with the acquisition of Vivint Smart Home, NRG assumed the Vivint LTIP. While the Vivint LTIP was previously approved by stockholders of Vivint Smart Home, Inc., the plan is listed as "not approved" because it was assumed as part of the acquisition of Vivint Smart Home and not subject to approval by NRG stockholders. See Item 15 — Note 20, Stock-Based Compensation for a discussion of the Vivint LTIP
(3)Consists of 6,648,805 shares of common stock under the NRG LTIP, 12,893,481 shares of common stock under the Vivint LTIP and 6,284,148 shares of treasury stock reserved for issuance under the ESPP

The LTIPs currently provides for grants of restricted stock units, relative performance stock units, deferred stock units and dividend equivalent rights. The Company's directors, officers and employees, as well as other individuals performing services for, or to whom an offer of employment has been extended by the Company, are eligible to receive grants under one or both of the LTIPs. The purpose of the LTIPs is to promote the Company's long-term growth and profitability by providing these individuals with incentives to maximize stockholder value and otherwise contribute to the Company's success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee of the Board of Directors administers the LTIPs.
Other information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 14 — Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

PART IV

Item 15 — Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets — As of December 31, 2025 and 2024
Consolidated Statements of Cash Flows — Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenues
As discussed in Note 3 to the consolidated financial statements, the Company had $30,713 million of revenues. Revenue is derived from various revenue streams in different geographic markets and the Company’s processes and related information technology (IT) systems used to record revenue differ for each of these revenue streams.
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

Philadelphia, Pennsylvania
February 24, 2026

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Revenue
Revenue	$30,713	$28,130	$28,823
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	24,761	22,100	26,483
Depreciation and amortization	1,406	1,403	1,295
Impairment losses	—	36	26
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $295, $204 and $125, respectively, which are included in depreciation and amortization shown separately above)	2,602	2,345	2,094
Acquisition-related transaction and integration costs	74	30	119
Total operating costs and expenses	28,843	25,914	30,017
(Loss)/Gain on sale of assets	(25)	208	1,578
Operating Income	1,845	2,424	384
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	11	20	16
Impairment losses on investments	(39)	(7)	(102)
Other income, net	68	44	47
(Loss)/Gain on debt extinguishment	(10)	(382)	109
Interest expense	(741)	(651)	(667)
Total other expense	(711)	(976)	(597)
Income/(Loss) Before Income Taxes	1,134	1,448	(213)
Income tax expense/(benefit)	270	323	(11)
Net Income/(Loss)	864	1,125	(202)
Less: Cumulative dividends attributable to Series A Preferred Stock	67	67	54
Net Income/(Loss) Available for Common Stockholders	$797	$1,058	$(256)
Income/(Loss) Per Share
Weighted average number of common shares outstanding — basic	195	206	228
Income/(Loss) per Weighted Average Common Share — Basic	$4.09	$5.14	$(1.12)
Weighted average number of common shares outstanding — diluted	199	212	228
Income/(Loss) per Weighted Average Common Share — Diluted	$4.01	$4.99	$(1.12)
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net Income/(Loss)	$864	$1,125	$(202)
Other Comprehensive Income/(Loss), net of tax
Foreign currency translation adjustments	21	(22)	9
Defined benefit plans	15	(4)	30
Other comprehensive income/(loss)	36	(26)	39
Comprehensive Income/(Loss)	$900	$1,099	$(163)
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$4,708	$966
Funds deposited by counterparties	260	199
Restricted cash	30	8
Accounts receivable, net	4,065	3,488
Inventory	461	478
Derivative instruments	2,189	2,686
Cash collateral paid in support of energy risk management activities	365	309
Prepayments and other current assets	1,069	830
Total current assets	13,147	8,964
Property, plant and equipment, net	3,632	2,021
Other Assets
Equity investments in affiliates	16	45
Operating lease right-of-use assets, net	130	151
Goodwill	5,017	5,011
Customer relationships, net	1,203	1,538
Other intangible assets, net	1,106	1,370
Derivative instruments	1,568	1,710
Deferred income taxes	1,843	2,067
Other non-current assets	1,478	1,145
Total other assets	12,361	13,037
Total Assets	$29,140	$24,022

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
(In millions, except share data)	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$31	$996
Current portion of operating lease liabilities	35	66
Accounts payable	2,834	2,513
Derivative instruments	2,257	2,297
Cash collateral received in support of energy risk management activities	260	199
Deferred revenue current	748	711
Accrued expenses and other current liabilities	1,864	2,031
Total current liabilities	8,029	8,813
Other Liabilities
Long-term debt and finance leases	16,412	9,812
Non-current operating lease liabilities	144	117
Derivative instruments	1,103	1,107
Deferred income taxes	15	12
Deferred revenue non-current	895	862
Other non-current liabilities	861	821
Total other liabilities	19,430	12,731
Total Liabilities	27,459	21,544
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at December 31, 2025 and 2024 (aggregate liquidation preference $650)	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 199,828,615 and 205,064,058 shares issued; and 190,376,607 and 198,604,003 shares outstanding at December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	215	705
Retained earnings	1,982	1,535
Treasury stock, at cost; 9,452,008 and 6,460,055 shares at December 31, 2025 and 2024, respectively	(1,087)	(297)
Accumulated other comprehensive loss	(81)	(117)
Total Stockholders' Equity	1,681	2,478
Total Liabilities and Stockholders' Equity	$29,140	$24,022
See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$864	$1,125	$(202)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	896	1,071	1,127
Amortization of capitalized contract costs	510	332	168
Accretion of asset retirement obligations	29	34	27
Provision for credit losses	272	314	251
Amortization of nuclear fuel	—	—	47
Amortization of financing costs and debt discounts	51	39	52
Loss/(gain) on debt extinguishment	10	382	(109)
Amortization of in-the-money contracts and emissions allowances	97	105	137
Amortization of unearned equity compensation	134	102	101
Net loss/(gain) on sale of assets and disposal of assets	25	(192)	(1,559)
Gain on proceeds from insurance recoveries for property, plant and equipment, net	(100)	—	(164)
Impairment losses	39	43	128
Changes in derivative instruments	450	(337)	2,455
Changes in current and deferred income taxes and liability for uncertain tax benefits	213	165	(92)
Changes in collateral deposits in support of risk management activities	7	245	(1,806)
Equity in and distributions from earnings of unconsolidated affiliates	(8)	(13)	(6)
Cash (used)/provided by changes in other working capital:
Accounts receivable - trade	(760)	(366)	1,004
Inventory	30	111	189
Prepayments and other current assets	(757)	(539)	(401)
Accounts payable	192	170	(1,455)
Accrued expenses and other current liabilities	28	136	360
Other assets and liabilities	(309)	(621)	(473)
Cash provided/(used) by operating activities	$1,913	$2,306	$(221)
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(596)	$(38)	$(2,523)
Capital expenditures	(1,147)	(472)	(598)
Proceeds from sales of assets, net of cash disposed	6	501	2,007
Net purchases of emissions allowances	(1)	(18)	(24)
Proceeds from insurance recoveries for property, plant and equipment, net	100	3	240
Investments in nuclear decommissioning trust fund securities	—	—	(367)
Proceeds from the sale of nuclear decommissioning trust fund securities	—	—	355
Cash used by investing activities	$(1,638)	$(24)	$(910)

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of fees	$—	$—	$635
Equivalent shares purchased in lieu of tax withholdings	(92)	(50)	(22)
Payments for share repurchase activity and excise tax(a)	(1,311)	(935)	(1,150)
Payment for settlement of capped call options(b)	(292)	—	—
Payments of dividends to preferred and common stockholders	(411)	(405)	(381)
Proceeds from issuance of long-term debt	6,676	3,200	731
Repayments of long-term debt and finance leases	(1,005)	(3,255)	(523)
Payments for debt extinguishment costs	—	(262)	—
Payments of deferred financing costs	(78)	(45)	(32)
Net receipts/(payments) from settlement of acquired derivatives that include financing elements	59	(3)	342
Proceeds from credit facilities	1,575	1,050	3,020
Repayments to credit facilities	(1,575)	(1,050)	(3,020)
Cash provided/(used) by financing activities	$3,546	$(1,755)	$(400)
Effect of exchange rate changes on cash and cash equivalents	4	(3)	2
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	3,825	524	(1,529)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,173	649	2,178
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$4,998	$1,173	$649
(a)Includes excise tax paid of $9 million during the year ended December 31, 2025
(b)Includes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 15, Capital Structure
For further discussion of supplemental cash flow information see Note 25, Cash Flow Information

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
Balance at December 31, 2022	$—	$4	$8,457	$1,408	$(5,864)	$(177)	$3,828
Net loss				(202)			(202)
Issuance of Series A Preferred Stock	650		(15)				635
Other comprehensive income						39	39
Shares reissuance for ESPP			2		6		8
Share repurchases(a)			(117)		(1,043)		(1,160)
Retirement of treasury stock(b)		(1)	(5,008)		5,009		—
Equity-based awards activity, net(c)			97				97
Common stock dividends and dividend equivalents declared(d)				(352)			(352)
Series A Preferred Stock dividends(e)				(34)			(34)
Sale of the 44% equity interest in STP						47	47
Balance at December 31, 2023	$650	$3	$3,416	$820	$(1,892)	$(91)	$2,906
Net income				1,125			1,125
Other comprehensive loss						(26)	(26)
Shares reissuance for ESPP			5		8		13
Share repurchases(a)			117		(1,051)		(934)
Retirement of treasury stock(b)		(1)	(2,637)		2,638		—
Equity-based awards activity, net(c)			57				57
Common stock dividends and dividend equivalents declared(d)				(343)			(343)
Series A Preferred Stock dividends(e)				(67)			(67)
Capped Call Options(f)			(253)				(253)
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				864			864
Other comprehensive income						36	36
Shares reissuance for ESPP			5		14		19
Share repurchases(a)(g)					(1,313)		(1,313)
Retirement of treasury stock(b)			(483)		483		—
Equity-based awards activity, net(c)			48				48
Common stock dividends and dividend equivalents declared(d)				(350)			(350)
Series A Preferred Stock dividends(e)				(67)			(67)
Capped Call Options(f)			(34)				(34)
Settlement of Capped Call Options(f)			287		(287)		—
Conversion of Convertible Senior Notes(h)			(313)		313		—
Balance at December 31, 2025	$650	$2	$215	$1,982	$(1,087)	$(81)	$1,681
(a)Includes excise tax accrued of $11 million, $9 million and $10 million for the years ended December 31, 2025, 2024 and 2023, respectively. For further discussion of the share repurchases, see Note 15, Capital Structure
(b)For further discussion of the treasury stock retirements, see Note 15, Capital Structure
(c)Includes $(92) million, $(50) million and $(22) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the years ended December 31, 2025, 2024 and 2023, respectively
(d)Dividends per common share were $1.76, $1.63 and $1.51 for each of the years ended December 31, 2025, 2024 and 2023, respectively
(e)Dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended September 15 and March 15, 2025 and 2024 and $52.96 for the

period ended September 15, 2023
(f)For further discussion of the Capped Call Options, see Note 15, Capital Structure
(g)Excludes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 15, Capital Structure
(h)For further discussion of the Convertible Senior Notes, see Note 12, Long-term Debt and Finance Leases

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
General
NRG Energy, Inc., or NRG or the Company, serves electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customer’s experience with energy under the brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy and Vivint. As of December 31, 2025, the Company’s core power and natural gas business consists of approximately 12 GW of competitive power generation, primarily in Texas, and a natural gas portfolio that serves approximately 1,900 MMDth annually.
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio, pursuant to the Purchase Agreement dated as of May 12, 2025. The LSP Portfolio includes 18 natural gas-fired and dual fuel facilities totaling approximately 13 GW of capacity, located across nine states, as well as CPower, a leading demand response platform.
The Company's business is segmented as follows:
•Texas, which includes all activity related to customer, plant and market operations in Texas;
•East, which includes all activity related to customer, plant and market operations in the East;
•West/Other, which includes the following assets and activities: (i) all activity related to customer, plant and market operations in the West and Canada, and (ii) other investments;
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

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$152	$145	$133
Acquired balance from Vivint Smart Home	—	—	22
Provision for credit losses	272	314	251
Write-offs	(343)	(363)	(313)
Recoveries collected	46	38	39
Other	19	18	13
Ending balance	$146	$152	$145

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase.
Funds Deposited by Counterparties
Funds deposited by counterparties consist of cash held by the Company as a result of collateral posting obligations from its counterparties related to NRG's hedging program. The increase in funds deposited by counterparties is driven by the increase in forward positions as a result of increases in power prices compared to December 31, 2024. Though some amounts are segregated into separate accounts, not all funds are contractually restricted. Based on the Company's intention, these funds are not available for the payment of general corporate obligations; however, they are available for liquidity management. Depending on market fluctuations and the settlement of the underlying contracts, the Company will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and the Company cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on the Company's balance sheet, with an offsetting liability for this cash collateral received within current liabilities.
Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash and cash equivalents	$4,708	$966	$541
Funds deposited by counterparties	260	199	84
Restricted cash	30	8	24
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statements of cash flows	$4,998	$1,173	$649
Restricted cash consists primarily of funds held by the Company for projects under construction or that are restricted in their use due to contractual or legal obligations.
Inventory
Inventory consists principally of natural gas, fuel oil, coal, spare parts and finished goods. The Company removes natural gas inventory as goods are delivered to customers and as they are used in the production of electricity or steam. The Company removes fuel oil and coal inventories as they are used in the production of electricity. The Company removes spare parts inventories when they are used for repairs, maintenance or capital projects. The Company expects to recover the natural gas, fuel oil, coal and spare parts costs in the ordinary course of business. Inventory is valued at the lower of cost or net realizable value with cost being determined on a first in first out basis for finished goods and weighted average cost method for all other inventories. The Company removes finished goods inventories as they are sold to customers. Inventories sold to customers as part of a smart home system are generally capitalized as contract costs. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows.

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
Business Interruption Insurance
The Company carries insurance policies to cover insurable risks including, but not limited to, business interruption. There were no business interruption insurance settlements during the years ended December 31, 2025 or 2024. As a result of damage at the Limestone 1 and W.A. Parish 8 units, the Company recorded business interruption insurance settlements of $7 million during the year ended December 31, 2023. Business interruption insurance is recorded to cost of operations in the consolidated statements of operations and cash provided by operating activities in the consolidated statement of cash flows.
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
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including emissions allowances, customer and supply contracts, customer relationships, marketing partnerships, technologies, trade names and fuel contracts when specific rights and contracts are acquired. These intangible assets are amortized based on expected volumes, expected delivery, expected discounted future net cash flows, straight line or units of production basis. As of December 31, 2025 and 2024, the Company had accumulated amortization related to its intangible assets of $4.0 billion and $3.6 billion, respectively.
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
Depreciation and Amortization
The Company's depreciation and amortization included in the consolidated statement of operations consisted of the following:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Amortization of capitalized contract costs related to fulfillment	$207	$120	$37
Amortization of capitalized contract costs related to customer acquisition	303	212	131
Amortization of customer relationships and other intangible assets	612	800	870
Depreciation of property, plant and equipment	284	271	257
Total depreciation and amortization	$1,406	$1,403	$1,295
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
Gross Receipts and Sales Taxes
In connection with its retail sales, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, the Company's revenues and cost of operations included gross receipts taxes of $225 million, $216 million, and $212 million, respectively. Additionally, the Company records sales taxes collected from its taxable retail customers and remitted to the various governmental entities on a net basis; thus, there is no impact on the Company's consolidated statement of operations.
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
The cost of fuel is based on actual and estimated fuel usage for the applicable reporting period. The cost to deliver energy and related services to customers is based on actual and estimated supply volumes for the applicable reporting period. A portion of the cost of energy, $276 million, $284 million, and $240 million as of December 31, 2025, 2024, and 2023, respectively, was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.
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
Vivint Smart Home Flex Pay
Under Flex Pay, offered by Vivint Smart Home, customers pay separately for smart home products and services (smart home and security). The customer has the ability to pay for Vivint Smart Home products in the following three ways: (i) qualified customers may finance the purchase through third-party financing providers under the Consumer Financing Program, (ii) Vivint Smart Home generally offers a limited number of customers not eligible for the CFP, but who qualify under Vivint Smart Home underwriting criteria, the option to enter into a retail installment contract directly with Vivint Smart Home or (iii) customers may conduct purchases by check, automatic clearing house payments, credit or debit card or by obtaining short-term financing (generally no more than six-month installment terms) through Vivint Smart Home.
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
Derivative Instruments
The Company accounts for derivative instruments under ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value and changes in fair value in earnings, unless they qualify for the NPNS exception. The Company's primary derivative instruments are power and natural gas purchase or sales contracts, fuels purchase contracts and other energy related commodities used to mitigate variability in earnings due to fluctuation in market prices. In order to mitigate interest rate risk associated with the issuance of the Company's variable rate debt, NRG enters into interest rate swap agreements. In addition, in order to mitigate foreign exchange risk associated with the purchase of USD denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements. The Company also utilizes the CFP as part of its derivative activities.
As of December 31, 2025 and 2024, the Company did not have derivative instruments that were designated as cash flow or fair value hedges.
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
Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's consolidated statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income, net in the Company's consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, amounts recognized as foreign currency transaction gains/(losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2025, 2024, and 2023 were $(51) million, $(72) million, and $(43) million, respectively.
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

Marketing and Advertising Costs
The Company expenses its marketing and advertising costs as incurred and includes them within selling, general and administrative costs. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Advertising expenses for the years ended December 31, 2025, 2024, and 2023 were $239 million, $215 million, and $185 million, respectively.
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
Recent Accounting Developments - Guidance Adopted in 2025
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, or ASU 2023-09. The guidance in ASU 2023-09 enhances income tax disclosures by requiring disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further the amendments of ASU 2023-09 require certain disclosures on income tax expense and income taxes paid. The Company adopted the new guidance effective December 31, 2025 on a prospective basis. Because the amendments update disclosure requirements only, it did not have an impact on the Company’s results of operations, cash flows, or statement of financial position.
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
ASU 2024-04 – In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) – Induced Conversions of Convertible Debt Instruments, or ASU 2024-04. The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements, with a cumulative effect adjustment to equity. The Company does not expect the adoption of ASU 2024-04 to have a significant impact on the Company’s consolidated financial statements and related disclosures.
ASU 2025-05 – In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, or ASU 2025-05. The amendment provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a significant impact on the Company’s consolidated financial statements and related disclosures.
ASU 2025-06 – In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, or ASU 2025-06. The update amends guidance on capitalization of internal-use software development costs by removing the previous “development stage” model and clarifying the criteria that must be met for entities to begin capitalizing software costs. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, (2) retrospectively to all prior periods presented in the financial statement, or (3) using a modified transition approach based on whether an existing project can be capitalized under the updated guidance. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.
ASU 2025-07 – In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07. The update refines the scope of derivative accounting guidance by providing a scope exception for non-exchange traded contracts with payments based on the operations or activities of one of the parties to the contract. The update also clarifies accounting under Topic 606 for share-based noncash consideration received from a customer. This ASU is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) using a modified retrospective basis with a cumulative effect adjustment to equity. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements and related disclosures.
ASU 2025-08 – In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326) — Purchased Loans, or ASU 2025-08. The update amends the accounting for “purchased seasoned loans” under Topic 326 by requiring estimated expected credit losses to be reflected as an adjustment to the asset’s purchase price at acquisition. The amendments of ASU 2025-08 should be applied prospectively to loans that are acquired on or after adoption date and are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-08 on its consolidated financial statements and related disclosures.
ASU 2025-09 – In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements, or ASU 2025-09. The update more closely aligns hedge accounting with the economics of an entity’s risk management activities. The amendments of ASU 2025-09 should be applied prospectively to all hedging relationships and are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-09 on its consolidated financial statements and related disclosures.
ASU 2025-10 – In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832) — Accounting for Government Grants Received by Business Entities, or ASU 2025-10. The update provides authoritative guidance on the accounting for government grants received by an entity. This ASU is effective for annual and interim reporting periods beginning after December 15, 2028, with early adoption permitted. The amendments may be applied either (1) using a modified prospective basis for all grants entered into on, after, or not complete as of the adoption date, (2) modified retrospective basis for all grants entered on, after, or not complete as of the earliest period presented, or (3) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
ASU 2025-11 – In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements, or ASU 2025-11. This ASU clarifies interim reporting by aggregating interim disclosures required throughout the various Codification topics into Topic 270 and requiring entities to produce interim disclosures when a material event or change has occurred since the prior year-end. This ASU is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on its disclosures.

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
Performance Obligations
As of December 31, 2025, estimated future fixed fee performance obligations are $1.7 billion, $1.4 billion, $1.0 billion, $587 million and $285 million for the fiscal years 2026, 2027, 2028, 2029 and 2030, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions. The cleared auction MWs are subject to penalties for non-performance.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$7,172	$2,502	$1,167	$2,144	$(18)	$12,967
Business	3,724	10,965	1,887	—	—	16,576
Total retail revenue(a)	10,896	13,467	3,054	2,144	(18)	29,543
Energy revenue(a)	49	441	101	—	(1)	590
Capacity revenue(a)	—	267	14	—	(1)	280
Mark-to-market for economic hedging activities(b)	—	7	10	—	(5)	12
Contract amortization	—	(6)	—	—	—	(6)
Other revenue(a)	194	87	23	—	(10)	294
Total revenue	11,139	14,263	3,202	2,144	(35)	30,713
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	36	8	120	—	164
Less: Realized and unrealized ASC 815 revenue	31	167	10	—	(6)	202
Total revenue from contracts with customers	$11,108	$14,060	$3,184	$2,024	$(29)	$30,347
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$37	$—	$—	$—	$37
Energy revenue	—	55	—	—	(1)	54
Capacity revenue	—	63	—	—	—	63
Other revenue	31	5	—	—	—	36
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2024
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$6,836	$2,453	$1,683	$1,991	$(17)	$12,946
Business	3,564	8,794	1,845	—	—	14,203
Total retail revenue(a)	10,400	11,247	3,528	1,991	(17)	27,149
Energy revenue(a)	41	242	229	—	(12)	500
Capacity revenue(a)	—	156	24	—	(3)	177
Mark-to-market for economic hedging activities(b)	—	(23)	16	—	4	(3)
Contract amortization	—	(27)	(2)	—	—	(29)
Other revenue(a)	210	114	24	—	(12)	336
Total revenue	10,651	11,709	3,819	1,991	(40)	28,130
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	57	6	55	(1)	117
Less: Realized and unrealized ASC 815 revenue	30	168	75	—	(8)	265
Total revenue from contracts with customers	$10,621	$11,484	$3,738	$1,936	$(31)	$27,748
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$36	$—	$—	$—	$36
Energy revenue	—	79	63	—	(12)	130
Capacity revenue	—	76	—	—	—	76
Other revenue	30	—	(4)	—	—	26
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	For the Year Ended December 31, 2023
(In millions)	Texas	East	West/Other	Vivint Smart Home(a)	Corporate/Eliminations	Total
Retail revenue:
Home	$6,538	$2,195	$1,849	$1,589	$—	$12,171
Business	3,492	9,751	2,053	—	—	15,296
Total retail revenue(b)	10,030	11,946	3,902	1,589	—	27,467
Energy revenue(b)	77	291	185	—	—	553
Capacity revenue(b)	—	197	2	—	(2)	197
Mark-to-market for economic hedging activities(c)	—	57	104	—	(17)	144
Contract amortization	—	(32)	—	—	—	(32)
Other revenue(b)	367	90	48	—	(11)	494
Total revenue	10,474	12,549	4,241	1,589	(30)	28,823
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	17	7	28	—	52
Less: Realized and unrealized ASC 815 revenue	29	364	139	—	(17)	515
Total revenue from contracts with customers	$10,445	$12,168	$4,095	$1,561	$(13)	$28,256
(a) Includes results of operations following the acquisition date of March 10, 2023
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$74	$—	$—	$—	$74
Energy revenue	—	162	13	—	1	176
Capacity revenue	—	73	—	—	—	73
Other revenue	29	(2)	22	—	(1)	48
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company's balance sheet as of December 31, 2025 and 2024:

(In millions)	December 31, 2025	December 31, 2024
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,680	$1,220

Accounts receivable, net - Contracts with customers	3,924	3,393
Accounts receivable, net - Accounted for under topics other than ASC 606	135	90
Accounts receivable, net - Affiliate	6	5
Total accounts receivable, net	$4,065	$3,488

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,747	$1,548
Deferred revenues(a)	$1,643	$1,573
(a)Deferred revenues from contracts with customers as of December 31, 2025 and 2024 were approximately $1.6 billion and $1.5 billion, respectively.
The revenue recognized from contracts with customers during the years ended December 31, 2025 and 2024 relating to the deferred revenue balance at the beginning of each period was $698 million and $606 million, respectively, which increased primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

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

Note 4 —Acquisitions and Dispositions
Acquisitions
2026 Acquisition
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio from LS Power, pursuant to the Purchase Agreement dated as of May 12, 2025. The acquisition doubles NRG’s generation capacity with the addition of 18 natural gas-fired and dual fuel facilities totaling approximately 13 GW. These facilities, located across nine states, expand NRG’s generation footprint in the Northeast and Texas, where most of its load is located. In addition, NRG acquired CPower, a leading demand response platform, which operates in all the country’s deregulated energy markets and has more than 2,000 commercial and industrial customers.
The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus preliminary working capital and certain other adjustments of $479 million. The Company funded the cash consideration using a portion of the net proceeds from the New Unsecured Notes and the New Secured Notes of $4.4 billion and proceeds of $2.5 billion from the Company’s Revolving Credit Facility. As part of the transaction, NRG also assumed approximately $3.2 billion of debt.
The total preliminary consideration of $10.579 billion was calculated as follows:

(In millions)
Cash consideration (inclusive of preliminary working capital and certain other adjustments of $479 million)	$6,851
Stock consideration: 24,250,000 common shares of NRG, par value $0.01 per share, based on NRG closing share price of $153.72 on January 29, 2026	3,728
Total Preliminary Consideration	$10,579
Acquisition costs of $32 million for the year ended December 31, 2025 are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
The acquisition will be recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value as of the acquisition date. The initial accounting is not complete due to the limited timing between the acquisition date and the issuance of these financial statements. The Company is in the process of evaluating the purchase price allocation and determining the fair value of identifiable assets acquired and liabilities assumed, which will be reflected in subsequent reporting periods.
2025 Acquisition
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
Acquisition costs of $5 million for the year ended December 31, 2025 are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
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
2023 Acquisition
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
Acquisition costs of $38 million for the year ended December 31, 2023 are included in acquisition-related transaction and integration costs in the Company's consolidated statement of operations.
The acquisition has been recorded as a business combination under ASC 805, with identifiable assets and liabilities acquired recorded at their estimated fair value on the acquisition date. The total consideration of $2.623 billion includes:

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
Dispositions
2024 Disposition
Sale of Airtron
On September 16, 2024, the Company closed on the sale of its 100% ownership in the Airtron business unit. Proceeds of $500 million were reduced by working capital and other adjustments of $20 million, resulting in net proceeds of $480 million. The Company recorded a gain on the sale of $204 million within the West/Other region of operations.

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
The estimated carrying value and fair value of the Company's long-term debt, including current portion, is as follows:

	As of December 31,
	2025		2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes(a)	$—	$—	$232	$509
Other long-term debt, including current portion	16,565	16,405	10,648	10,252
Total long-term debt, including current portion(b)	$16,565	$16,405	$10,880	$10,761
(a)The Company settled all of the outstanding Convertible Senior Notes as of July 8, 2025. For further discussion, see Note 12, Long-term Debt and Finance Leases
(b)Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets
The fair value of the Company's publicly-traded long-term debt and the Term Loan B are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair values of the T.H. Wharton TEF loan, the Cedar Bayou 5 TEF loan and the Greens Bayou 6 TEF loan are determined using discounted cash flow methodologies, and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(In millions)	Level 2	Level 3	Level 2	Level 3
Convertible Senior Notes	$—	$—	$509	$—
Other long-term debt, including current portion	16,033	372	10,252	—
Total long-term debt, including current portion	$16,033	$372	$10,761	$—

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2025
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$33	$—	$33	$—
Derivative assets:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	3	—	3	—
Commodity contracts(a)	3,132	267	2,552	313
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	7
Total assets	$3,175	$267	$2,588	$313
Derivative liabilities:
Interest rate contracts	$4	$—	$4	$—
Foreign exchange contracts	3	—	3	—
Commodity contracts(a)	2,932	352	2,377	203
Consumer Financing Program	283	—	—	283
Total liabilities	$3,222	$352	$2,384	$486
(a)Excludes $622 million of derivative assets and $138 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

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
(a)Excludes $997 million of derivative assets and $227 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis. For further discussion, see Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities

The following table reconciles, for the years ended December 31, 2025 and 2024, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives (a)
	For the Year Ended December 31,
(In millions)	2025	2024
Beginning balance	$39	$119
Contracts added from Texas Generation Portfolio acquisition	(91)	—
Total gains/(losses) realized/unrealized included in earnings	83	(113)
Purchases	39	42
Transfers into Level 3(b)	40	2
Transfers out of Level 3(b)	—	(11)
Ending balance	$110	$39
Gains/(Losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of year-end	$57	$(55)
(a)Consists of derivatives assets and liabilities, net, excluding derivative liabilities from Consumer Financing Program, which are presented in a separate table below
(b)Transfers into/out of Level 3 within the fair value hierarchy are related to the availability of consensus pricing and external broker quotes, including volatilities, and are valued as of the end of the reporting period. All other transfers into/out of Level 3 are from/to Level 2

Realized and unrealized gains and losses included in earnings that are related to the commodity derivatives are recorded in revenues and cost of operations.

The following table reconciles, for the years ended December 31, 2025 and 2024, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
	For the Year Ended December 31,
(In millions)	2025	2024
Beginning balance	$(203)	$(134)
New contractual obligations	(198)	(147)
Settlements	139	92
Total losses included in earnings	(21)	(14)
Ending balance	$(283)	$(203)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative fair value measurements
The Company's contracts consist primarily of non-exchange-traded contracts based on consensus pricing provided by independent pricing services and exchange-traded contracts with readily available quoted market prices. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. As of December 31, 2025, contracts valued with prices provided by models and other valuation techniques make up 10% of derivative assets and 15% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which for foreign exchange contracts and interest rate swaps is calculated utilizing the bilateral method based on published default probabilities. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For foreign exchange contracts, interest rate swaps, and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2025, the credit reserve was immaterial. As of December 31, 2024, the credit reserve resulted in $1 million decrease primarily within cost of operations.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2025 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange, consensus and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
NRG's significant positions classified as Level 3 include physical and financial natural gas, power, capacity contracts and renewable energy certificates executed in illiquid markets as well as financial transmission rights. The significant unobservable inputs used in developing fair value include illiquid natural gas and power location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. Forward capacity prices are based on market information, forecasted future electricity demand and supply, past auctions and internally developed pricing models. Renewable energy certificate prices are based on market information and internally developed pricing models. Power options are valued using industry standard option models. The valuation of certain power options includes significant unobservable inputs such as forward volatilities. For FTRs, NRG uses the most recent auction prices to derive the fair value. The Consumer Financing Program derivatives are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and credit loss rates.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2025 and 2024:

	Significant Unobservable Inputs
	December 31, 2025
	Fair Value				Input/Range
(in millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$47	$40	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$17	$5
Power Contracts	168	64	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	125	29
Capacity Contracts	20	18	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	577	270
RECs	12	25	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	370	17
FTRs	22	11	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	19,100	0
Power Options	44	45	Option Models	Volatilities	22%	517%	110%
Consumer Financing Program	—	283	Discounted Cash Flow	Collateral Default Rates	1.18%	42.00%	7.86%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.52%
			Discounted Cash Flow	Credit Loss Rates	6.40%	60.00%	16.94%
	$313	$486

	Significant Unobservable Inputs
	December 31, 2024
	Fair Value				Input/Range
(in millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$56	$15	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$2	$27	$4
Power Contracts	57	86	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	109	39
Capacity Contracts	34	13	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	16	510	220
RECs	30	14	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	375	15
FTRs	18	28	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	16,180	0
Consumer Financing Program	—	203	Discounted Cash Flow	Collateral Default Rates	0.52%	76.80%	11.71%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.83%
			Discounted Cash Flow	Credit Loss Rates	6.00%	60.00%	14.22%
	$195	$359
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2025 and 2024:

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
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2025, the Company recorded $365 million of cash collateral posted and $260 million of cash collateral received on its balance sheet.
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
Counterparty Credit Risk
As of December 31, 2025, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, and registered commodity exchanges and certain long-term agreements, was $1.7 billion and NRG held collateral (cash and letters of credit) against those positions of $408 million, resulting in a net exposure of $1.3 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while net exposure shown excludes excess collateral received. Approximately 66% of the Company's exposure before collateral is expected to roll off by the end of 2027. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	74%
Financial institutions	26
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	67%
Non-Investment grade/Non-Rated	33
Total	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of the total Net Exposure discussed above as of December 31, 2025. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2025, aggregate credit risk exposure managed by NRG to these counterparties was approximately $789 million for the next five years.

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
As of December 31, 2025, the Company's retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit losses. The Company's provision for credit losses was $272 million, $314 million, and $251 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
As of December 31, 2025, NRG's derivative assets and liabilities consisted primarily of the following:
•Forward and financial contracts for the purchase/sale of electricity and related products economically hedging NRG's generation assets' forecasted output or NRG's retail load obligations through 2036;
•Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG's generation assets through 2027;
•Other energy derivatives instruments extending through 2029.
Also, as of December 31, 2025, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:
•Load-following forward electric sale contracts extending through 2037;
•Load-following forward natural gas purchase and sale contracts extending through 2035;
•Power tolling contracts through 2036;
•Coal purchase contracts through 2027;
•Power transmission contracts through 2030;
•Natural gas transportation contracts through 2050;
•Natural gas storage agreements through 2035; and
•Coal transportation contracts through 2034.
Foreign Exchange Contracts
In order to mitigate foreign exchange risk primarily associated with the purchase of USD denominated natural gas for the Company's Canadian business, NRG enters into foreign exchange contract agreements through 2029.
Interest Rate Swaps
NRG is exposed to changes in interest rate through the Company's issuance of variable rate debt. To mitigate the Company's interest rate risk, NRG enters into interest rate derivatives, including swap agreements. As of December 31, 2025, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In July 2025, the Company had entered into treasury locks with a total notional amount of $1.4 billion which were fully terminated in September 2025.
Consumer Financing Program
Under the Consumer Financing Program, Vivint Smart Home pays a fee to Financing Providers; either at the time of origination or monthly while the loan is outstanding. For those paid monthly, it is based on either the average daily outstanding balance of the loans or the number of outstanding loans. For certain loans, Vivint Smart Home incurs fees at the time of the loan origination and receives proceeds that are net of these fees. Vivint Smart Home also shares the liability for credit losses on some of the loans. Due to the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the consolidated statement of operations. The following represent the contractual future payment obligations with the Financing Providers under the Consumer Financing Program that are components of the derivative:
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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2025 and 2024. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	December 31, 2025	December 31, 2024
Emissions	Short Ton	2	1
Renewables Energy Certificates	Certificates	13	13
Coal	Short Ton	8	10
Natural Gas	MMBtu	907	861
Power	MWh	103	91
Interest	Dollars	700	700
Foreign Exchange	Dollars	437	410
Consumer Financing Program	Dollars	1,354	1,219
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$—	$—	$4	$3
Interest rate contracts - long-term	—	9	—	—
Foreign exchange contracts - current	2	15	1	—
Foreign exchange contracts - long-term	1	7	2	1
Commodity contracts - current	1,991	2,295	1,997	2,067
Commodity contracts - long-term	1,141	1,073	935	903
Consumer Financing Program - current	—	—	184	137
Consumer Financing Program - long-term	—	—	99	66
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$3,135	$3,399	$3,222	$3,177
Deferred gains/losses on NPNS contracts - current	196	376	71	90
Deferred gains/losses on NPNS contracts - long-term	426	621	67	137
Deferred gains/losses on NPNS contracts(a)	$622	$997	$138	$227
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$3,757	$4,396	$3,360	$3,404
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2025
Interest rate contracts:
Derivative liabilities	$(4)	$—	$—	$(4)
Foreign exchange contracts:
Derivative assets	$3	$(2)	$—	$1
Derivative liabilities	(3)	2	—	(1)
Total foreign exchange contracts	$—	$—	$—	$—
Commodity contracts:
Derivative assets	$3,754	$(2,724)	$(215)	$815
Derivative liabilities	(3,070)	2,724	137	(209)
Total commodity contracts	$684	$—	$(78)	$606
Consumer Financing Program:
Derivative liabilities	$(283)	$—	$—	$(283)
Total derivative instruments	$397	$—	$(78)	$319

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2024
Interest rate contracts:
Derivative assets	$9	$(3)	$—	$6
Derivative liabilities	(3)	3	—	—
Total interest rate contracts	6	—	—	6
Foreign exchange contracts:
Derivative assets	$22	$(1)	$—	$21
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$21	$—	$—	$21
Commodity contracts:
Derivative assets	$4,365	$(2,992)	$(168)	$1,205
Derivative liabilities	(3,197)	2,992	61	(144)
Total commodity contracts	$1,168	$—	$(107)	$1,061
Consumer Financing Program:
Derivative liabilities	$(203)	$—	$—	$(203)
Total derivative instruments	$992	$—	$(107)	$885

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

	Year Ended December 31,
(In millions)	2025	2024	2023
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(432)	$106	$(1,734)
Reversal of acquired loss positions related to economic hedges	47	5	20
Net unrealized gains/(losses) on open positions related to economic hedges	39	95	(1,149)
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(346)	206	(2,863)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	2	(1)	13
Net unrealized gains on open positions related to trading activity	3	2	25
Total unrealized mark-to-market gains for trading activity	5	1	38
Total unrealized (losses)/gains - commodities and foreign exchange	$(341)	$207	$(2,825)
(a) For the years ended December 31, 2025 and 2024, includes $(286) million and $37 million, respectively, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Year Ended December 31,
(In millions)	2025	2024	2023
Total impact to statement of operations - interest rate contracts	$(10)	$3	$4
Unrealized gains/(losses) included in revenues - commodities	$17	$(2)	$182
Unrealized (losses)/gains included in cost of operations - commodities	(338)	186	(2,988)
Unrealized (losses)/gains included in cost of operations - foreign exchange	(20)	23	(19)
Total impact to statement of operations - commodities and foreign exchange	$(341)	$207	$(2,825)
Total impact to statement of operations - Consumer Financing Program	$(21)	$(14)	$(16)

The reversals of acquired loss/(gain) positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
The gains from open economic hedge positions of $39 million for the year ended December 31, 2025 was primarily the result of an increase in the value of forward positions as a result of increases in Northeast and ERCOT power prices.
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
Credit Risk Related Contingent Features
Certain of the Company's hedging and trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company's credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company's credit rating. The collateral potentially required for contracts with adequate assurance clauses that are in net liability positions as of December 31, 2025 was $1.0 billion. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $207 million as of December 31, 2025. In the event of a downgrade in the Company's credit rating and if called for by the counterparty, $55 million of additional collateral would be required for all contracts with credit rating contingent features as of December 31, 2025.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Inventory
Inventory consisted of:

	As of December 31,
(In millions)	2025	2024
Coal	$111	$194
Natural gas	177	126
Fuel oil	11	8
Finished goods	73	79
Spare parts	89	71
Total Inventory	$461	$478

Note 8 — Property, Plant and Equipment
The Company's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
(In millions)	2025	2024	Lives
Facilities and equipment	$2,877	$1,972	1-40 years
Land and improvements	272	255
Software	728	582	5 years
Hardware and office equipment and furnishings	333	278	2-10 years
Construction in progress	1,196	442
Total property, plant, and equipment	5,406	3,529
Accumulated depreciation	(1,774)	(1,508)
Property, plant and equipment, net	$3,632	$2,021
Depreciation expense of property, plant and equipment recorded during the years ended December 31, 2025, 2024 and 2023 was $284 million, $271 million and $257 million, respectively.

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
Lease Cost:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Finance lease cost	$9	$9	$8
Amortization of right-of-use assets	8	8	7
Interest on lease liabilities	1	1	1
Operating lease cost(a)	63	89	93
Short-term lease cost	46	32	42
Variable lease cost	138	91	91
Sublease income	—	—	(2)
Total lease cost	$256	$221	$232
(a)Cottonwood lease ended in May 2025
Other information:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$190	$195
Financing cash flows from finance leases	8	8	7
Right-of-use assets obtained in exchange for new finance lease liabilities	19	13	17
Right-of-use assets obtained in exchange for new operating lease liabilities	32	69	52

Lease Term and Discount Rate for leases:

	December 31, 2025	December 31, 2024
Finance leases:
Weighted average remaining lease term (in years)	3.7	2.7
Weighted average discount rate	6.24%	6.26%

Operating leases:
Weighted average remaining lease term (in years)	7.8	5.4
Weighted average discount rate	6.26%	6.23%

As of December 31, 2025, annual payments based on the maturities of the Company's operating leases are expected to be as follows:

In millions
2026	$50
2027	46
2028	36
2029	25
2030	22
Thereafter	104
Total undiscounted lease payments	$283
Less: present value adjustment	(104)
Total discounted lease payments	$179

Note 10 — Asset Impairments
2025 Impairment Losses
During the fourth quarter of 2025, the Company completed its annual budget and analyzed the corresponding impact on estimated cash flows associated with its long-lived assets. The fair value of the assets was determined using an income approach by applying a discounted cash flow methodology to the long-term budget for each facility. The income approach utilized estimates of after-tax cash flows, which were Level 3 fair value measurements, and included key inputs such as forecasted power prices, fuel costs, operating and maintenance costs, plant investment capital expenditures and discount rates.
As a result of the evaluation performed, the Company recorded an impairment loss of $39 million related to its equity method investment in Gladstone in the West/Other segment. For further discussion of the Gladstone investment, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
As a result of the evaluation performed, the Company recorded impairment losses of $7 million and $14 million related to its equity method investment in Gladstone and property plant and equipment and leases in the West/Other segment, respectively. For further discussion of the Gladstone investment, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
Other Impairments — The Company recorded impairment losses related to excess SO2 allowances of $7 million in the Texas segment and goodwill impairment losses of $15 million in the West/Other segment.
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
Gladstone — The Company recorded impairment losses of $102 million on its equity method investment in Gladstone within the West/Other segment as a result of changes in the long-term outlook of the Gladstone facility, prompted by evolving energy policy conditions in Australia and an assessment of the long-term operational landscape of the facility, which concluded with the annual budget process. For further discussion of the Gladstone investment, see Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
Other Impairments — The Company additionally recorded impairment losses related to property plant and equipment and leases of $2 million, $4 million and $20 million in the Texas, East and West/Other segments, respectively.

Note 11 — Goodwill and Other Intangibles
Goodwill
The following table presents the changes in goodwill for the years ended December 31, 2025 and 2024 based on the Company's reportable segments:

(in millions)	Texas	East	West/Other	Vivint Smart Home	Total
Balance as of January 1, 2024	$643	$721	$192	$3,523	$5,079
Impairment	—	—	(15)	—	(15)
Sale of Airtron	—	—	(43)	—	(43)
Foreign currency translation adjustments	—	—	(10)	—	(10)
Balance as of December 31, 2024	$643	$721	$124	$3,523	$5,011
Foreign currency translation adjustments	—	—	6	—	6
Balance as of December 31, 2025	$643	$721	$130	$3,523	$5,017
Intangible Assets
The Company's intangible assets as of December 31, 2025, primarily reflect intangible assets established with the acquisitions of various companies, including Vivint Smart Home, Direct Energy, other retail acquisitions and Texas Genco. Intangible assets are comprised of the following:
•Customer relationships — These intangibles represent the fair value at the acquisition date of acquired businesses' customer base from the acquisition of Vivint Smart Home, Direct Energy and other acquisitions. Customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.
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

The following tables summarize the components of NRG's intangible assets:

(In millions)
Year Ended December 31, 2025	Customer Relationships	Emission Allowances	Customer and Supply Contracts	Marketing Partnerships	Technology	Trade Names	Other(a)	Total
January 1, 2025	$3,093	$625	$606	$294	$861	$801	$260	$6,540
Purchases	—	58	—	—	—	—	543	601
Acquisition of businesses(b)	32	—	—	—	—	—	—	32
Usage/Sales/Retirements/Transfers	—	(50)	—	—	—	—	(508)	(558)
Write-off of fully amortized balances	(81)	(1)	—	—	—	(193)	(45)	(320)
Other	2	(5)	1	1	(1)	3	1	2
December 31, 2025	3,046	627	607	295	860	611	251	6,297
Less accumulated amortization	(1,843)	(548)	(450)	(217)	(632)	(296)	(2)	(3,988)
Net carrying amount	$1,203	$79	$157	$78	$228	$315	$249	$2,309
(a)RECs are not subject to amortization and had a carrying value of $248 million
(b)The weighted average amortization period for total amortizable intangible assets is approximately 5 years

(In millions)
Year Ended December 31, 2024	Customer Relationships	Emission Allowances	Customer and Supply Contracts	Marketing Partnerships	Technology	Trade Names	Other(a)	Total
January 1, 2024	$3,464	$628	$609	$295	$860	$841	$224	$6,921
Purchases	—	22	—	—	—	—	497	519
Acquisition of businesses(b)	35	—	—	—	—	—	—	35
Usage/Sales/Retirements	—	(19)	—	—	—	—	(461)	(480)
Write-off of fully amortized balances	(146)	—	—	—	—	(11)	—	(157)
Sale of Airtron(c)	(255)	—	—	—	—	(24)	—	(279)
Other	(5)	(6)	(3)	(1)	1	(5)	—	(19)
December 31, 2024	3,093	625	606	294	861	801	260	6,540
Less accumulated amortization	(1,555)	(538)	(399)	(193)	(457)	(443)	(47)	(3,632)
Net carrying amount	$1,538	$87	$207	$101	$404	$358	$213	$2,908
(a)RECs are not subject to amortization and had a carrying value of $213 million
(b)The weighted average amortization period for total amortizable intangible assets is approximately 5 years
(c)Includes $81 million of intangibles that were amortized

The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
(In millions)	2025	2024	2023
Customer relationships	$368	$476	$556
Customer and supply contracts	51	71	121
Emission allowances	10	5	6
Marketing partnerships	23	23	24
Technology	176	227	230
Trade names	45	59	60
Other(a)	—	15	4
Total amortization	$673	$876	$1,001
(a)For the years ended December 31, 2025 and 2023, other intangibles amortized to depreciation and amortization expense were de minimis. For the year ended December 31, 2024, other intangibles amortized to depreciation and amortization expense was $15 million
The following table presents estimated amortization of NRG's intangible assets included in the Company’s balance sheet as of December 31, 2025 for each of the next five years:

(In millions)
Year Ended December 31,	Customer Relationships	Emission Allowances	Customer and Supply Contracts	Marketing Partnerships	Technology	Trade Names	Total
2026	$298	$20	$52	$23	$130	$37	$560
2027	227	17	30	23	89	37	423
2028	182	15	12	15	9	37	270
2029	140	9	13	5	—	37	204
2030	111	8	13	4	—	37	173

Note 12 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

	As of December 31,
(In millions, except rates)	2025	2024	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Senior Notes, due 2034	1,250	—	5.750
Senior Notes, due 2036	2,400	—	6.000
Convertible Senior Notes, due 2048	—	232	2.750
Senior Secured First Lien Notes, due 2025	—	500	2.000
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2030	625	—	4.734
Senior Secured First Lien Notes, due 2033	740	740	7.000
Senior Secured First Lien Notes, due 2035	625	—	5.407
Term Loan B, due 2031	2,299	1,317	SOFR + 1.750
Tax-exempt bonds	466	466	4.000 - 4.750
T.H. Wharton TEF loan, due 2045	189	—	3.000
Cedar Bayou 5 TEF loan, due 2045	255	—	3.000
Greens Bayou 6 TEF loan, due 2045	90	—	3.000
Subtotal recourse debt	16,576	10,892
Finance leases	24	14	various
Subtotal long-term debt and finance leases (including current maturities)	16,600	10,906
Less current maturities	(31)	(996)
Less debt issuance costs	(146)	(86)
Discounts	(11)	(12)
Total long-term debt and finance leases	$16,412	$9,812

Debt includes the following discounts:

	As of December 31,
(In millions)	2025	2024
Senior Secured First Lien Notes, due 2027, 2029 and 2033	$(8)	$(10)
Term Loan B, due 2031	(3)	(2)
Total discounts	$(11)	$(12)

Consolidated Annual Maturities
As of December 31, 2025, annual payments based on the maturities of NRG’s debt and finance leases are expected to be as follows:

(In millions)
2026	$31
2027	930
2028	907
2029	2,565
2030	663
Thereafter	11,504
Total	$16,600
Recourse Debt
Issuance of Unsecured Notes and Secured Notes
On October 8, 2025, the Company issued $3.65 billion in aggregate principal amount of the New Unsecured Notes. The New Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. Interest on the 2034 Notes is paid semi-annually beginning on July 15, 2026 until the maturity date of January 15, 2034. Interest on the 2036 Notes is paid semi-annually beginning on July 15, 2026 until the maturity date of January 15, 2036.
On October 8, 2025, the Company also issued $1.25 billion in aggregate principal amount of the New Secured Notes. The New Secured Notes are senior secured obligations of the Company and are guaranteed by its wholly-owned U.S. subsidiaries that guarantee the term loans under the Senior Credit Facility. The New Secured Notes are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Senior Credit Facility, which collateral consists of a substantial portion of the property and assets owned by the Company and the guarantors. Interest on the 2030 Notes is paid semi-annually beginning on April 15, 2026 until the maturity date of October 15, 2030. Interest on the 2035 Notes is paid semi-annually beginning on April 15, 2026 until the maturity date of October 15, 2035.
The Company used the net proceeds from the New Unsecured Notes and a portion of the net proceeds from the New Secured Notes to partially fund the cash portion of the purchase price of the acquisition of the LSP Portfolio, which closed on January 30, 2026. In addition, the Company used a portion of the net proceeds from the 2035 Notes to repay in full $500 million aggregate principal amount of its 2.000% Senior Secured Notes due 2025 on the maturity date of December 2, 2025.
Senior Secured Note Redemption
On December 2, 2025, the Company redeemed $500 million in aggregate principal amount of its 2.000% Senior Secured Notes due 2025, at a redemption price equal to 100.000% for $505 million, which included the payment of $5 million of accrued interest, using part of the net proceeds from the offering of the 2035 Notes.
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
Senior Secured Bridge Facility
In connection with the acquisition of the LSP Portfolio, the Company entered into a commitment letter for a senior secured bridge facility with certain financial institutions in a principal amount not to exceed $4.4 billion for the purposes of paying a portion of the cash consideration for the acquisition and related fees and expenses. The Bridge Facility was terminated on October 8, 2025 following the issuance of the New Unsecured Notes and the New Secured Notes.

Senior Credit Facility
Amendment to Term Loan
On July 22, 2025, the Company and APX Group LLC, as borrowers, and certain subsidiaries of the Company, as guarantors, entered into the Fifteenth Amendment with, among others, the Agent, and certain financial institutions, as lenders, which amended the Credit Agreement.
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
As of December 31, 2025, there were no outstanding borrowings and there were $200 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2026, $2.8 billion of borrowings were outstanding.
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

The following table details the interest expense recorded in connection with the Convertible Senior Notes:

	For the years ended December 31,
(In millions, except percentages)	2025	2024	2023
Contractual interest expense	$3	$9	$16
Amortization of discount and deferred finance costs	—	1	2
Total	$3	$10	$18

Effective Interest Rate	1.62%	3.08%	3.18%
Convertible Senior Notes Repurchases
During the year ended December 31, 2024, the Company repurchased $343 million in aggregate principal of the Convertible Senior Notes using cash of $603 million, as detailed in the table below, which resulted in a $260 million loss on debt extinguishment for the period.

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
Senior Notes Early Redemption
As of December 31, 2025, the Company had the following outstanding issuances of senior notes with an early redemption feature, or Senior Notes:
i.5.250% senior notes, issued May 24, 2019 and due June 15, 2029, or the 5.250% 2029 Senior Notes;
ii.5.750% senior notes, issued October 30, 2024 and due July 15, 2029, or the 5.750% 2029 Senior Notes;
iii.3.625% senior notes, issued December 2, 2020 and due February 15, 2031, or the 2031 Senior Notes;
iv.3.875% senior notes, issued August 23, 2021 and due February 15, 2032, or the 2032 Senior Notes;
v.6.000% senior notes, issued October 30, 2024 and due February 1, 2033, or the 2033 Senior Notes;
vi.6.250% senior notes, issued October 30, 2024 and due November 1, 2034, or the 6.250% 2034 Senior Notes;
vii.5.750% senior notes, issued October 8, 2025 and due January 15, 2034, or the 5.750% 2034 Senior Notes; and
viii.6.000% senior notes, issued October 8, 2025 and due January 15, 2036, or the 2036 Senior Notes.
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
6.250% 2034 Senior Notes
At any time prior to November 1, 2029, the Company may redeem all or a part of the 6.250% 2034 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 103.125% of the note, plus interest payments due on the note through November 1, 2029 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after November 1, 2029, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
November 1, 2029 to October 31, 2030	103.125%
November 1, 2030 to October 31, 2031	101.563%
November 1, 2031 and thereafter	100.000%
5.750% 2034 Senior Notes
At any time prior to October 15, 2028, the Company may redeem all or a part of the 5.750% 2034 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 102.875% of the note, plus interest payments due on the note through October 15, 2028 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after October 15, 2028, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
October 15, 2028 to October 14, 2029	102.875%
October 15, 2029 to October 14, 2030	101.438%
October 15, 2030 and thereafter	100.000%

2036 Senior Notes
At any time prior to October 15, 2030, the Company may redeem all or a part of the 2036 Senior Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the note; or (ii) the excess of the present value of 103.000% of the note, plus interest payments due on the note through October 15, 2030 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50% over the principal amount of the note. In addition, on or after October 15, 2030, the Company may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
October 15, 2030 to October 14, 2031	103.000%
October 15, 2031 to October 14, 2032	101.500%
October 15, 2032 and thereafter	100.000%
Receivables Facility
In 2020, NRG Receivables, entered into the Receivables Facility, subject to adjustments on a seasonal basis, with issuers of asset-backed commercial paper and commercial banks (the “Lenders”). The assets of NRG Receivables are first available to satisfy the claims of the Lenders before making payments on the subordinated note and equity issued by NRG Receivables. The assets of NRG Receivables are not available to the Company and its subsidiaries or creditors unless and until distributed by NRG Receivables. Under the Receivables Facility, certain indirect subsidiaries of the Company sell their accounts receivables to NRG Receivables, subject to certain terms and conditions. In turn, NRG Receivables grants a security interest in the purchased receivables to the Lenders as collateral for cash borrowings and issuances of letters of credit. Pursuant to the Performance Guaranty, the Company has guaranteed, for the benefit of NRG Receivables and the Lenders, the payment and performance by each indirect subsidiary of its respective obligations under the Receivables Facility. The accounts receivables remain on the Company’s consolidated balance sheet and any amounts funded by the Lenders to NRG Receivables will be reflected as short-term borrowings. Cash flows from the Receivables Facility are reflected as financing activities in the Company’s consolidated statements of cash flows. The Company continues to service the accounts receivables sold in exchange for a servicing fee.
On June 20, 2025, NRG Receivables amended its existing Receivables Facility to extend the scheduled termination date to June 18, 2026. The weighted average interest rate related to usage under the Receivables Facility as of December 31, 2025 was 0.772%. As of December 31, 2025, there were no outstanding borrowings and there were $1.5 billion in letters of credit issued under the Receivables Facility.
Tax Exempt Bonds

	As of December 31,
(In millions, except rates)	2025	2024	Interest Rate %
NRG Indian River Power 2020, tax exempt bonds, due 2040	$—	$57	1.250
NRG Indian River Power 2020, tax exempt bonds, due 2045	—	190	1.250
NRG Dunkirk 2020, tax exempt bonds, due 2042	59	59	4.250
City of Texas City, tax exempt bonds, due 2045	33	33	4.125
Fort Bend County, tax exempt bonds, due 2038	54	54	4.750
Fort Bend County, tax exempt bonds, due 2042	73	73	4.750
NRG Indian River Power 2020, tax exempt bonds, due 2040	57	—	4.000
NRG Indian River Power 2020, tax exempt bonds, due 2045	190	—	4.000
Total	$466	$466
IR Bonds
On October 23, 2025, the Company remarketed $57 million aggregate principal amount of the IR 2040 Bonds and $190 million aggregate principal amount of the IR 2045 Bonds, together the IR Bonds. The IR Bonds are guaranteed on a first priority basis by each of the Company's current and future subsidiaries that guarantee indebtedness under the Revolving Credit Facility. The IR Bonds are secured by a first priority security interest in the same collateral that is pledged for the benefit of the lenders under the Revolving Credit Facility, which consists of a substantial portion of the property and assets owned by the Company and the guarantors. The collateral securing the IR Bonds will, at the request of the Company, be released if the

Company satisfies certain conditions, including receipt of an investment grade rating on its senior, unsecured debt securities from two out of the three rating agencies, subject to reversion if those rating agencies withdraw their investment grade rating of the IR Bonds or any of the Company's senior, unsecured debt securities or downgrade such ratings below investment grade. The IR Bonds were remarketed at a coupon of 4.000% and are subject to mandatory tender and purchase on October 1, 2035 and have final maturity dates of October 1, 2040 for the IR 2040 Bonds and October 1, 2045 for the IR 2045 Bonds.
Bilateral Letter of Credit Facilities
As of December 31, 2025, the bilateral letter of credit facilities allowed for the issuance of up to $850 million of letters of credit and $637 million was issued under these facilities. These facilities are uncommitted. In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of January 31, 2026, $1.0 billion was issued under these facilities.
Texas Development Projects
On July 31, 2025, NRG THW GT LLC, an indirect wholly-owned subsidiary of the Company, entered into the First TEF Loan to support the development of T.H. Wharton, which is currently under construction. The Company signed an equity contribution agreement and guaranty with respect to the First TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of July 31, 2045. As of January 31, 2026, $187 million of disbursements for the First TEF Loan have occurred.
On September 26, 2025, NRG Cedar Bayou 5 LLC, an indirect wholly-owned subsidiary of the Company, entered into the Second TEF Loan to support the development of Cedar Bayou 5, which is currently under construction. The Company signed an equity contribution agreement and guaranty with respect to the Second TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of September 26, 2045. As of January 31, 2026, $269 million of disbursements for the Second TEF Loan have occurred.
On November 20, 2025, NRG Greens Bayou 6 LLC, an indirect wholly-owned subsidiary of the Company, entered into the Third TEF Loan to support the development of Greens Bayou 6, which is currently under construction. The Company signed an equity contribution agreement and guaranty with respect to the Third TEF Loan. The loan bears interest at a fixed rate of 3.000% per annum and has a final maturity date of November 20, 2045. As of January 31, 2026, $95 million of disbursements for the Third TEF Loan have occurred.
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
In connection with the sale of the P-Caps, the Company and the guarantors named therein entered into a facility agreement, dated August 29, 2023 (the “Facility Agreement”), with the Trust and Deutsche Bank Trust Company Americas, as notes trustee. Under the Facility Agreement, the Company has the right, from time to time, to issue to the Trust, and to require the Trust to purchase from the Company, on one or more occasions (the “Issuance Right”), up to $500 million aggregate principal amount of the Company’s 7.467% Senior Secured First Lien Notes due 2028 (the “P-Caps Secured Notes”) in exchange for all or a portion of the Eligible Treasury Assets corresponding to the portion of the Issuance Right under the Facility Agreement being exercised at such time.
The P-Caps are to be redeemed by the Trust on July 31, 2028 or earlier upon an early redemption of the P-Caps Secured Notes. Following any distribution of P-Caps Secured Notes to the holders of the P-Caps, the Company may similarly redeem such P-Caps Secured Notes, in whole or in part, at the redemption price described in the indenture governing the P-Caps Secured Notes, plus accrued but unpaid interest to, but excluding, the date of redemption. Any P-Caps Secured Notes outstanding and held by the Trust as a result of the exercise of the Issuance Right that remain outstanding will also mature on July 31, 2028.
In connection with the issuance of the P-Caps, on August 29, 2023, the Company entered into a letter of credit facility agreement with Deutsche Bank Trust Company Americas, as collateral agent and administrative agent, and certain financial institutions for the issuance of letters of credit in an aggregate amount not to exceed $485 million. The facility is committed. As of December 31, 2025, $477 million was issued under this facility.
Non-recourse Debt
The following are descriptions of certain indebtedness of NRG’s subsidiaries, which are non-recourse debt to NRG.

Acquired LS Power Debt
On January 30, 2026 (the “Acquisition Closing Date”), in connection with the acquisition of the LSP Portfolio from LS Power, Lightning Power, LLC, an indirect, wholly-owned subsidiary of the Company as of such date (“Lightning”), retained its 7.250% Senior Secured Notes due 2032, term loan and revolving loan facility.
Lightning Notes
On the Acquisition Closing Date, Lightning remained the issuer of $1.5 billion aggregate principal amount of 7.250% Senior Secured Notes due 2032 (the “Lightning Notes”) issued pursuant to an indenture, dated August 16, 2024 (the “Lightning Indenture”), by and among Lightning, Lightning’s subsidiaries that are guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, in its capacities as trustee and collateral trustee.
The Lightning Notes accrue interest at a rate of 7.250% per annum, payable semi-annually on February 15 and August 15 of each year. The Lightning Notes mature on August 15, 2032. At any time prior to August 15, 2027, Lightning may redeem all or a part of the Lightning Notes, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, plus a premium. In addition, on or after August 15, 2027, Lightning may redeem all or part of the Lightning Notes at the redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed up to the redemption date:

Redemption Period	Redemption Percentage
August 15, 2027 to August 14, 2028	103.625%
August 15, 2028 to August 14, 2029	101.813%
August 15, 2029 and thereafter	100.000%
Subject to certain qualifications and exceptions, the Lightning Indenture, among other things, limits Lightning’s ability and the ability of Lightning’s restricted subsidiaries to incur or guarantee additional indebtedness; create or incur liens; make certain restricted payments; and consolidate, merge or transfer all or substantially all of Lightning’s and its subsidiaries’ assets on a consolidated basis.
Lightning Credit Facility
On the Acquisition Closing Date, Lightning remained party to a credit agreement (the “Lightning Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and various lenders and issuing banks from time to time party thereto. The Lightning Credit Agreement consists of a term loan in an original aggregate principal amount of $1.75 billion (the “Lightning Term Loan”) and revolving loan facility of $600 million (the “Lightning Revolving Facility”). The maturity date of the Lightning Term Loan and the Lightning Revolving Facility is August 16, 2031, and August 16, 2029, respectively. Interest on the Lightning Term Loan accrues at a rate per annum equal to the SOFR rate plus a margin of 2.25%, subject to leverage-based margin step-downs. Interest on revolving credit borrowings under the Lightning Revolving Facility accrues at a rate per annum equal to the SOFR rate plus a margin of 2.00%, subject to leverage-based margin step-downs. As of January 31, 2026, $1.73 billion of borrowings were outstanding under the Lightning Term Loan.
Vivint Debt
As of December 31, 2024, the below non-recourse debt is no longer outstanding.
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
Vivint Term Loan
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
The following table presents the balance of ARO obligations as of December 31, 2025 and 2024, along with the activity related to the Company's ARO obligations for the year ended December 31, 2025:

(In millions)	Total(a)
Balance as of December 31, 2024	$409
Revisions in estimates for current obligations	(20)
Additions	18
Spending for current obligations	(47)
Accretion	25
Acquisitions	4
Balance as of December 31, 2025	$389
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
NRG maintains two separate qualified pension plans, the NRG Pension Plan for Bargained Employees and the NRG Pension Plan. Participation in the NRG Pension Plan for Bargained Employees depends upon whether an employee is covered by a bargaining agreement. The NRG Pension Plan was frozen for non-union employees on December 31, 2018. The Company has terminated the defined benefit component of the Pension Plan for Employees of Direct Energy Marketing Limited and is currently awaiting regulatory approval.
NRG expects to contribute $32 million to the Company's pension plans in 2026.

NRG Defined Benefit Plans
The annual net periodic benefit cost/(credit) related to NRG's pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
(In millions)	2025	2024	2023
Service cost benefits earned	$3	$3	$5
Interest cost on benefit obligation	45	48	50
Expected return on plan assets	(45)	(47)	(39)
Amortization of unrecognized net loss	4	2	6
Curtailment and special termination benefits (income)/expense	—	(6)	(1)
Net periodic benefit cost	$7	$—	$21

	Year Ended December 31,
	Other Postretirement Benefits
(In millions)	2025	2024	2023
Interest cost on benefit obligation	$4	$3	$4
Amortization of unrecognized prior service cost	(1)	(3)	(8)
Amortization of unrecognized net loss	—	(1)	1
Net periodic benefit cost/(credit)	$3	$(1)	$(3)
A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024
Benefit obligation at January 1	$901	$1,023	$70	$75
Service cost	3	3	—	—
Interest cost	45	48	4	3
Actuarial loss/(gain)	28	(35)	(4)	(1)
Employee and retiree contributions	—	—	2	3
Annuity purchase settlement	—	(50)	—	—
Benefit payments	(90)	(83)	(11)	(10)
Foreign exchange translation	—	(5)	—	—
Benefit obligation at December 31	887	901	61	70
Fair value of plan assets at January 1	767	851	—	—
Actual return on plan assets	91	16	—	—
Employee and retiree contributions	—	—	2	3
Employer contributions	16	38	9	7
Annuity purchase settlement	—	(50)	—	—
Benefit payments	(90)	(83)	(11)	(10)
Foreign exchange translation	—	(5)	—	—
Fair value of plan assets at December 31	784	767	—	—
Funded status at December 31 — excess of obligation over assets	$(103)	$(134)	$(61)	$(70)
During the year ended December 31, 2025, the actuarial loss of $28 million on pension benefits was primarily driven by decreasing discount rates.
During the year ended December 31, 2024, the actuarial gain of $35 million on pension benefits was primarily driven by increasing discount rates.

Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024
Other current liabilities	$—	$—	$4	$5
Other non-current liabilities	103	134	57	65

Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024
Net loss/(gain)	$50	$73	$(18)	$(14)
Prior service credit	—	—	—	(1)
Total accumulated OCI	$50	$73	$(18)	$(15)

Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024
Net actuarial gain	$(19)	$(4)	$(4)	$(1)
Amortization of net actuarial (gain)/loss	(4)	(2)	—	1
Settlement loss	—	6	—	—
Amortization of prior service cost	—	—	1	3
Total recognized in OCI	$(23)	$—	$(3)	$3
Net periodic benefit cost/(credit)	7	—	3	(1)
Net recognized in net periodic pension (credit)/cost and OCI	$(16)	$—	$—	$2

The following table presents the balances of significant components of NRG's pension plan:

	As of December 31,
	Pension Benefits
(In millions)	2025	2024
Projected benefit obligation	$887	$901
Accumulated benefit obligation	882	895
Fair value of plan assets	784	767

NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2025
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$147	$147
Common/collective trust investment — non-U.S. equity	—	108	108
Common/collective trust investment — non-core assets	—	52	52
Common/collective trust investment — fixed income	—	202	202
Short-term investment fund	15	—	15
Subtotal fair value	$15	$509	$524
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			29
Common/collective trust investment — fixed income			194
Common/collective trust investment — non-core assets			13
Partnerships/joint ventures			24
Total fair value			$784

	Fair Value Measurements as of December 31, 2024
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Common/collective trust investment — U.S. equity	$—	$142	$142
Common/collective trust investment — non-U.S. equity	—	105	105
Common/collective trust investment — non-core assets	—	50	50
Common/collective trust investment — fixed income	—	199	199
Short-term investment fund	25	—	25
Subtotal fair value	$25	$496	$521
Measured at net asset value practical expedient:
Common/collective trust investment — non-U.S. equity			29
Common/collective trust investment — fixed income			177
Common/collective trust investment — non-core assets			12
Partnerships/joint ventures			28
Total fair value			$767
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

The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2025	2024	2025	2024
Discount rate	5.38%	5.63%	5.32%	5.55%
Interest crediting rate	5.96%	5.38%	4.70%	4.54%
Rate of compensation increase	3.00%	3.00%	—	—
Health care trend rate	—	—	8.2% grading to 4.5% in 2035	8.3% grading to 4.5% in 2034
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2025	2024	2023	2025	2024	2023
Discount rate	5.63%	4.99%	5.18%	5.53%	4.96%	5.19%
Interest crediting rate	5.38%	5.67%	5.21%	4.54%	4.66%	4.00%
Expected return on plan assets	6.92%	6.65%	5.55%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.06%	—	—	—
Health care trend rate	—	—	—	8.3% grading to 4.5% in 2035	7.4% grading to 4.5% in 2033	7.2% grading to 4.5% in 2028
NRG uses December 31 of each respective year as the measurement date for the Company's pension and other postretirement benefit plans. The Company sets the discount rate assumptions on an annual basis for each of NRG's defined benefit retirement and other postretirement benefit plans as of December 31. The discount rate assumptions represent the current rate at which the associated liabilities could be effectively settled at December 31. The Company utilizes the Aon AA Above Median, or AA-AM, yield curve for the U.S.plans and the AON Canada yield curve for the Canadian other postretirement plan to select the appropriate discount rate assumption. The AA-AM yield curve is a hypothetical AA yield curve represented by a series of annualized individual spot discount rates from 6 months to 99 years. Under the AA-AM yield curve, each bond issue used to build this yield curve must be non-callable, and have an average rating of AA when averaging available Moody's Investor Services, Standard & Poor's and Fitch ratings. The Aon Canada yield curve is based on high quality Canadian corporate bonds.
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
The target allocations of NRG's pension plan assets were as follows for the year ended December 31, 2025:

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

Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Index
Non-core assets(a)	Various (per underlying asset class)
Fixed income securities	Barclays U.S. Long Credit Index, Barclays U.S. Strips 20+ Year Bond Index and Citigroup Strips Index 20+ Sub Index
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

NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension	Other Postretirement Benefit
(In millions)	Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
2026	$79	$4	$—
2027	76	4	—
2028	74	4	—
2029	72	4	—
2030	70	5	—
2031-2035	330	25	2
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.
The Company's costs related to these plans were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cost recognized for defined contribution plans	$65	$62	$61

Note 15 — Capital Structure
For the period from December 31, 2022 to December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common shares issued and outstanding for each period presented:

	Preferred Shares	Common Shares
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2022	—	423,897,001	(194,335,971)	229,561,030
Issuance of Series A Preferred Stock	650,000	—	—	—
Shares issued under ESPP	—	—	191,249	191,249
Shares issued under LTIPs	—	1,109,611	—	1,109,611
Share repurchases	—	—	(22,730,940)	(22,730,940)
Retirement of treasury stock	—	(157,676,142)	157,676,142	—
Balance as of December 31, 2023	650,000	267,330,470	(59,199,520)	208,130,950
Shares issued under ESPP	—	—	242,070	242,070
Shares issued under LTIPs	—	1,959,134	—	1,959,134
Share repurchases	—	—	(11,725,563)	(11,725,563)
Partial settlement of Capped Call Options	—	—	(2,588)	(2,588)
Retirement of treasury stock	—	(64,225,546)	64,225,546	—
Balance as of December 31, 2024	650,000	205,064,058	(6,460,055)	198,604,003
Shares issued under ESPP	—	—	175,907	175,907
Shares issued under LTIPs	—	1,792,902	—	1,792,902
Share repurchases	—	—	(9,971,620)	(9,971,620)
Settlement of Capped Call Options(a)	—	—	(4,211,054)	(4,211,054)
Conversions of Convertible Senior Notes	—	—	3,986,469	3,986,469
Retirement of treasury stock	—	(7,028,345)	7,028,345	—
Balance as of December 31, 2025	650,000	199,828,615	(9,452,008)	190,376,607
Shares issued under LTIPs	—	707,836	—	707,836
Share repurchases	—	—	(656,900)	(656,900)
Shares issued for the acquisition of the LSP Portfolio	—	24,250,000	—	24,250,000
Retirement of treasury stock	—	(340,900)	340,900	—
Balance as of January 31, 2026	650,000	224,445,551	(9,768,008)	214,677,543
(a) Consists of partial settlement of 134 shares on June 2, 2025 and final settlement of 4,210,920 shares on July 8, 2025
Common Stock
As of December 31, 2025, NRG had 23,607,174 shares of common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of the long-term incentive plans.
On January 30, 2026, as part of the purchase consideration for the LSP Portfolio acquisition, the Company issued 24.25 million shares of NRG common stock, par value $0.01 per share.
Common Stock Dividends
The Company declared and paid $0.4400, $0.4075 and $0.3775 quarterly dividend per common share, or $1.76, $1.63 and $1.51 per share on an annualized basis for 2025, 2024 and 2023 respectively.
In 2023, 2024 and 2025, NRG increased the annual dividend on its common stock to $1.51, $1.63 and $1.76 per share, respectively, representing an 8% increase each year. Beginning in the first quarter of 2026, NRG will increase the annual common stock dividend by 8% to $1.90 per share. The long-term capital allocation policy targets an annual common stock dividend growth rate of 7%-9% per share in subsequent years.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

On January 23, 2026, NRG declared a quarterly dividend on the Company's common stock of $0.475 per share, or $1.90 per share on an annualized basis, payable on February 17, 2026, to stockholders of record as of February 2, 2026.
Employee Stock Purchase Plan
The Company offers participation in the ESPP which allows eligible employees to elect to withhold between 1% and 100% (between 1% and 10% prior to July 30, 2025), subject to an annual maximum of $25,000, of their eligible compensation to purchase shares of NRG common stock at the lesser of 90% of its market value on the offering date or 90% of the fair market value on the exercise date. An offering date occurs each April 1 and October 1. An exercise date occurs each September 30 and March 31. As of December 31, 2025, there remained 6,284,148 shares of treasury stock reserved for issuance under the ESPP.
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. The Company is actively repurchasing shares under its existing $3.7 billion share repurchase program, which began in 2023. On October 16, 2025, the Board of Directors authorized an additional share repurchase program of up to $3.0 billion, to be executed through 2028. The following table summarizes the share repurchases made through January 31, 2026 under the $3.7 billion authorization:

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(a)	950
Total Share Repurchases during 2023	22,730,940		1,150	(b)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(a)	—
Open market repurchases	10,562,333	87.57	925
Total Share Repurchases during 2024	11,725,563		925	(c)
2025 Repurchases:
Open market repurchases	9,971,620	130.58	1,302
Shares received from the exercise of the Capped Call Options	224,585	69.38	16
Total Share Repurchases during 2025	10,196,205		1,318	(d)
Repurchases made subsequent to December 31, 2025 thru January 31, 2026	656,900	151.93	100
Total Share Repurchases made under the $3.7 billion authorization	45,309,608	$77.08	$3,493
(a)Under the November 6, 2023 ASR, the Company received a total of 18,839,375 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. See discussion below for further information of the ASR agreements
(b)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(c)Excludes $9 million of excise tax accrued in 2024 which was paid in 2025
(d)Excludes $11 million accrued for estimated excise tax for the year ended December 31, 2025
On November 6, 2023, the Company executed Accelerated Share Repurchase agreements to repurchase a total of $950 million of NRG's outstanding common stock based on volume-weighted average prices. The Company received 17,676,142 shares in the fourth quarter of 2023, which were recorded in treasury stock at fair value based on the volume-weighted average closing prices of $833 million, with the remaining $117 million recorded in additional paid in capital, representing the value of the forward contracts to purchase additional shares. During the first quarter of 2024, the Company received an additional 1,163,230 shares pursuant to the ASR agreements. Upon receipt of the final shares, the Company transferred the $117 million from additional paid-in-capital to treasury stock.

Retirement of Treasury Stock
During each of the years ended December 31, 2025, 2024 and 2023, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG's pool of authorized but unissued shares. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
Shares retired during the year ended December 31, 2023	157,676,142	$31.77	$5,009
Shares retired during the year ended December 31, 2024	64,225,546	$41.07	$2,638
Shares retired during the year ended December 31, 2025	7,028,345	$68.80	$483
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties to mitigate the impact of potential dilution of the Convertible Senior Notes. The Capped Calls had a cap price of $249.00 per share, subject to certain adjustments, and effectively locked in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The Capped Calls were separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in stockholders' equity. In the second quarter of 2024, the Company recorded $253 million as a reduction to additional paid-in capital and a $4 million loss to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. In the second quarter of 2025, the expiration date of the options was extended from June 1, 2025 to July 8, 2025.
Upon the exercise and settlement of the Capped Calls on July 8, 2025, the Company paid a total amount of $292 million, inclusive of the initial conversion premium of $257 million. The Capped Calls had a strike price of $40.63 per share, subject to certain adjustments, which corresponded to the conversion price of the Convertible Senior Notes as of the Redemption Date. The Company received 4,210,920 shares of common stock, of which 3,986,335 were issued to the holders of the Convertible Senior Notes upon conversion, and the remaining 224,585 received were retired by the Company.
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
In March and September 2024 and 2025, the Company declared and paid semi-annual dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million. In September 2023, the Company declared and paid a semi-annual dividend of $52.96 per share, totaling $34 million.

Note 16 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by a number of elements including impairments and movements in foreign currency exchange rates.

The following table summarizes NRG's equity method investments as of December 31, 2025:

(In millions, except percentages)
Name:	Economic Interest	Investment Balance
Gladstone(a)	37.5%	$—
Midway-Sunset Cogeneration Company	50.0%	16
Total equity investments in affiliates		$16
(a)For the year ended December 31, 2025, the Company recorded $39 million of impairment losses on Gladstone. Refer to Note 10, Asset Impairments
The following table summarizes the undistributed earnings from NRG's equity method investments as of December 31, 2025:

	As of December 31,
(In millions)	2025	2024
Undistributed earnings	$9	$5
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
The summarized financial information for the Company's consolidated VIE consisted of the following:

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable, net and Other current assets	$2,779	$2,402
Current liabilities	155	155
Net assets	$2,624	$2,247

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
Dilutive effect for equity compensation and other equity instruments — The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income/(loss) per share under the treasury stock method for periods when there is net income. The Convertible Senior Notes were convertible, under certain circumstances, into cash or combination of cash and Company’s common stock. The Company was including the potential share settlements, if any, in the denominator for purposes of computing diluted income/(loss) per share under the if converted method for periods when there was net income. The potential shares settlements were calculated as the excess of the Company's conversion obligation over the aggregate principal amount (which was settled in cash), divided by the average share price for the period. During the year ended December 31, 2025, the Company included the potential share settlements in the diluted income per share calculation for the period prior to the redemption date of July 8, 2025.

The reconciliation of NRG's basic and diluted income/(loss) per share is shown in the following table:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Basic income/(loss) per share:
Net income/(loss)	$864	$1,125	$(202)
Less: Cumulative dividends attributable to Series A Preferred Stock	67	67	54
Income/(Loss) Available to Common Stockholders	$797	$1,058	$(256)
Weighted average number of common shares outstanding - basic	195	206	228
Income/(Loss) per weighted average common share — basic	$4.09	$5.14	$(1.12)
Diluted income/(loss) per share:
Net income/(loss)	$864	$1,125	$(202)
Less: Cumulative dividends attributable to Series A Preferred Stock	67	67	54
Income/(Loss) Available to Common Stockholders	$797	$1,058	$(256)
Weighted average number of common shares outstanding - basic	195	206	228
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	3	—
Incremental shares attributable to the potential share settlement of Convertible Senior Notes (if converted method)	2	3	—
Weighted average number of common shares outstanding - diluted	199	212	228
Income/(Loss) per weighted average common share — diluted	$4.01	$4.99	$(1.12)
As of December 31, 2025 and 2024, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company’s diluted income per share. As of December 31, 2023, the Company had 6 million of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company’s diluted loss per share.

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
The Company had no customer that comprised more than 10% of the Company's consolidated revenues during the years ended December 31, 2025, 2024 and 2023.
Intersegment sales are accounted for at market.

	For the Year Ended December 31, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$11,139	$14,263	$3,202	$2,144	$—	$(35)	$30,713
Operating Expenses	9,634	13,409	3,014	1,281	134	(35)	27,437
Depreciation and amortization	374	148	32	810	42	—	1,406
Total operating cost and expenses	10,008	13,557	3,046	2,091	176	(35)	28,843
Loss on sale of assets	(18)	—	(7)	—	—	—	(25)
Operating income/(loss)	1,113	706	149	53	(176)	—	1,845
Equity in earnings of unconsolidated affiliates	—	—	11	—	—	—	11
Impairment losses on investments	—	—	(39)	—	—	—	(39)
Other income, net	(1)	4	(1)	(20)	86	—	68
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(741)	—	(741)
Income/(loss) before income taxes	1,112	710	120	33	(841)	—	1,134
Income tax expense	—	—	—	—	270	—	270
Net income/(loss)	$1,112	$710	$120	$33	$(1,111)	$—	$864

Other segment information
Equity investments in affiliates	$—	$—	$16	$—	$—	$—	$16
Capital expenditures	976	17	9	24	121	—	1,147
Goodwill	643	721	130	3,523	—	—	5,017
Total assets	$9,286	$9,731	$2,724	$6,752	$20,951	$(20,304)	$29,140

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$23	$6	$6	$—	$—	$—	$35

	For the Year Ended December 31, 2024
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$10,651	$11,709	$3,819	$1,991	$—	$(40)	$28,130
Operating Expenses	9,783	9,748	3,818	1,085	81	(40)	24,475
Depreciation and amortization	323	158	99	782	41	—	1,403
Impairment losses	7	—	29	—	—	—	36
Total operating cost and expenses	10,113	9,906	3,946	1,867	122	(40)	25,914
(Loss)/Gain on sale of assets	(4)	3	209	—	—	—	208
Operating income/(loss)	534	1,806	82	124	(122)	—	2,424
Equity in earnings of unconsolidated affiliates	—	—	20	—	—	—	20
Impairment losses on investments	—	—	(7)	—	—	—	(7)
Other income, net	—	(1)	6	(15)	54	—	44
Loss on debt extinguishment	—	—	—	—	(382)	—	(382)
Interest expense	—	—	—	—	(651)	—	(651)
Income/(loss) before income taxes	534	1,805	101	109	(1,101)	—	1,448
Income tax expense	—	—	—	—	323	—	323
Net income/(loss)	$534	$1,805	$101	$109	$(1,424)	$—	$1,125

Other segment information
Equity investments in affiliates	$—	$—	$45	$—	$—	$—	$45
Capital expenditures	369	3	16	23	61	—	472
Goodwill	643	721	124	3,523	—	—	5,011
Total assets	$6,927	$8,010	$2,073	$6,814	$15,537	$(15,339)	$24,022

(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$22	$—	$18	$—	$—	$—	$40

	For the Year Ended December 31, 2023
(In millions)	Texas	East	West/Other	Vivint Smart Home(a)	Corporate	Eliminations	Total
Revenue(b)	$10,474	$12,549	$4,241	$1,589	$—	$(30)	$28,823
Operating Expenses	8,351	14,363	4,997	882	133	(30)	28,696
Depreciation and amortization	348	167	86	658	36	—	1,295
Impairment losses	2	4	20	—	—	—	26
Total operating cost and expenses	8,701	14,534	5,103	1,540	169	(30)	30,017
Gain on sale of assets	1,324	254	—	—	—	—	1,578
Operating income/(loss)	3,097	(1,731)	(862)	49	(169)	—	384
Equity in earnings of unconsolidated affiliates	—	—	16	—	—	—	16
Impairment losses on investments	—	—	(102)	—	—	—	(102)
Other income, net	2	(1)	1	(15)	60	—	47
Gain on debt extinguishment	—	—	—	—	109	—	109
Interest expense	—	—	—	—	(667)	—	(667)
Income/(loss) before income taxes	3,099	(1,732)	(947)	34	(667)	—	(213)
Income tax benefit	—	—	—	—	(11)	—	(11)
Net income/(loss)	$3,099	$(1,732)	$(947)	$34	$(656)	$—	$(202)

(a) Includes results of operations following the acquisition date of March 10, 2023
(b) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$5	$9	$16	$—	$—	$—	$30

Note 19 — Income Taxes
The income tax provision consisted of the following amounts:

	Year Ended December 31,
(In millions, except effective income tax rate)	2025	2024	2023
Current
U.S. Federal	$(17)	$55	$26
State	49	82	84
Foreign	16	5	(12)
Total — current	48	142	98
Deferred
U.S. Federal	221	333	50
State	11	(134)	(61)
Foreign	(10)	(18)	(98)
Total — deferred	222	181	(109)
Total income tax expense/(benefit)	$270	$323	$(11)
Effective income tax rate	23.8%	22.3%	5.2%
On July 4, 2025, the OBBB was enacted into law. The OBBB includes changes to U.S. tax law applicable to NRG beginning in 2025. The impact of the OBBB on the Company’s consolidated financial statements has been reflected in its current and deferred taxes, however, there is no material impact to income tax expense for the year ended December 31, 2025.
The IRA enacted on August 16, 2022, introduced new provisions including a 15% corporate alternative minimum tax and a 1% excise tax on net share repurchases with both taxes effective beginning in fiscal year 2023 for NRG. On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed guidance. As of December 31, 2025, NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT as of December 31, 2025.

The following represented the domestic and foreign components of income/(loss) before income taxes:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S.	$1,087	$1,485	$261
Foreign	47	(37)	(474)
Total	$1,134	$1,448	$(213)
Reconciliations of the U.S. federal statutory tax rate to NRG's effective tax rate were as follows:

	Year Ended December 31,
	2025
(In millions, except effective income tax rate)	Amount	Percent
Tax at federal statutory income tax rate	$238	21.0%
State and local income taxes, net of federal effect(a)	46	4.1%
Nontaxable and nondeductible items:
Stock compensation	(41)	(3.6)%
Excess executive compensation	29	2.6%
Other	5	0.4%
Foreign Reconciling Items:
Other foreign jurisdictions	(6)	(0.5)%
Changes in prior year unrecognized tax benefit	(1)	(0.1)%
Income tax expense	$270	23.8%
Effective income tax rate	23.8%

(a) State taxes in Texas and Pennsylvania make up the majority (greater than 50 percent) of the tax effect in this category

	Year Ended December 31,
(In millions, except effective income tax rate)	2024	2023
Income/(Loss) before income taxes	$1,448	$(213)
Tax at federal statutory tax rate	304	(45)
State taxes	92	(22)
Foreign rate differential	1	(10)
Changes in state valuation allowances	(110)	42
Nondeductible loss on Convertible Senior Notes repurchases	56	—
Permanent differences	23	31
Stock compensation	(19)	—
Recognition of uncertain tax benefits	1	12
Deferred impact of state tax rate changes	(24)	3
Foreign tax refunds	—	(17)
Return to provision adjustments	(1)	(5)
Income tax expense/(benefit)	$323	$(11)
Effective income tax rate	22.3%	5.2%
For the year ended December 31, 2025, NRG's effective income tax rate was higher than the federal statutory tax rate of 21% primarily due to the state tax expense, partially offset by favorable permanent differences.
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

The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
(In millions)	2025	2024
Deferred tax assets:
U.S. Federal net operating loss carryforwards	$1,395	$1,477
State net operating loss carryforwards	326	341
Foreign net operating loss carryforwards	107	106
Deferred revenues	323	335
Difference between book and tax basis of property	101	322
Federal tax credit carryforwards	288	269
Deferred compensation, accrued vacation and other reserves	170	174
Interest disallowance carryforward per §163(j) of the Tax Act	26	77
Pension and other postretirement benefits	33	46
Allowance for credit losses	34	37
Equity compensation	44	30
Federal benefit on state uncertain tax positions	13	13
Inventory obsolescence	9	13
U.S. capital loss	1	1
Other	45	46
Total deferred tax assets	2,915	3,287
Deferred tax liabilities:
Intangibles amortization (excluding goodwill)	338	486
Derivatives	85	193
Capitalized contract costs	345	249
Equity method investments	84	88
Goodwill	71	56
Emissions allowances	14	16
Total deferred tax liabilities	937	1,088
Total deferred tax assets less deferred tax liabilities	1,978	2,199
Valuation allowance	(150)	(144)
Total net deferred tax assets, net of valuation allowance	$1,828	$2,055
The following table summarizes NRG's net deferred tax position as presented in the consolidated balance sheets:

	As of December 31,
(In millions)	2025	2024
Deferred tax asset	$1,843	$2,067
Deferred tax liability	(15)	(12)
Net deferred tax asset	$1,828	$2,055
The primary driver for the decrease in the net deferred tax asset from $2.1 billion as of December 31, 2024 to $1.8 billion as of December 31, 2025 is due to a decrease in the difference between the book and tax basis of property.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of December 31, 2025 and 2024, NRG recorded a net deferred tax asset, excluding valuation allowance, of $2.0 billion and $2.2 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of December 31, 2025 as discussed below.

NOL carryforwards — As of December 31, 2025, the Company had tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.4 billion and $326 million, respectively. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $107 million. The majority of NRG's NOL carryforwards have no expiration date.
Valuation allowance — As of December 31, 2025, the Company's tax-effected valuation allowance was $150 million, consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.
Taxes Receivable and Payable
As of December 31, 2025, NRG recorded a current federal receivable of $13 million, a current net state receivable of $12 million and a current net foreign payable of $5 million.
Uncertain tax benefits
NRG has identified uncertain tax benefits with after-tax value of $53 million and $57 million as of December 31, 2025 and 2024, for which NRG has recorded a non-current tax liability of $59 million and $62 million, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company recognized $1 million of interest expense for the year ended December 31, 2025, $2 million for the year ended December 31, 2024, and $1 million for the year ended December 31, 2023. As of December 31, 2025 and 2024, NRG had cumulative interest and penalties related to these uncertain tax benefits of $6 million and $5 million, respectively.
Tax jurisdictions — NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia and Canada.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2022. With few exceptions, state and Canadian income tax examinations are no longer open for years before 2015.
The following table summarizes uncertain tax benefits activity:

	As of December 31,
(In millions)	2025	2024
Balance as of January 1	$57	$73
Increase due to current year positions	2	12
Settlements, payments and statute closure	(6)	(28)
Uncertain tax benefits as of December 31	$53	$57
Income Taxes Paid
The following table summarizes income taxes paid, net of refunds:

Year Ended December 31,
(In millions)	2025
U.S. state and local:
Texas	$22
New York	10
California	7
Pennsylvania	7
Other	14
$60
Foreign:
Other	$7

Total	$67

	Year Ended December 31,
(In millions)	2024	2023
Income taxes paid, net of refunds	$182	$48

Note 20 — Stock-Based Compensation
The Company's stock-based compensation consists of awards granted under the NRG LTIP and following the acquisition of Vivint Smart Home in March 2023, the Vivint LTIP.
NRG Energy, Inc. Long-Term Incentive Plan
As of December 31, 2025 and 2024, a total of 25,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP. There were 6,648,805 and 7,188,824 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2025 and 2024, respectively. The NRG LTIP is subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock. As of December 31, 2025, the outstanding awards under the NRG LTIP include restricted stock units, deferred stock units and relative performance stock units.
NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)
Effective March 10, 2023, in connection with the Vivint Smart Home Acquisition, as discussed in Note 4, Acquisitions and Dispositions, NRG assumed the NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as Vivint Smart Home, Inc. Long-Term Incentive Plan) or Vivint LTIP. In addition to the rollover awards converted as part of the acquisition, the Vivint LTIP provides for issuances of time-based restricted stock units and performance-based restricted stock units. As of December 31, 2025 and 2024, 17,500,000 shares of NRG common stock were authorized for issuance under the Vivint LTIP. There were 12,893,481 and 12,557,143 shares of common stock remaining available for grants under the Vivint LTIP as of December 31, 2025 and 2024, respectively.
Restricted Stock Units
As of December 31, 2025, RSUs granted under the NRG LTIP and Vivint LTIP typically have three-year graded vesting schedules beginning on the grant date. Fair value of the RSUs granted during 2025 and 2024 is derived from the closing price of NRG common stock on the grant date. RSUs under the Vivint LTIP also include RSUs which were granted prior to the acquisition of Vivint Smart Home and were converted into awards that vest as NRG common stock ("Rollover RSUs"). These awards typically had four-year graded vesting schedules beginning on the grant date. The fair value of the Rollover RSUs is based on the fair value of NRG common stock on the acquisition date of March 10, 2023, after applying the conversion ratio as per the merger agreement. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Rollover RSUs		RSUs, excluding Rollover RSUs
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	1,349,743	$31.63	2,228,743	$45.19
Granted	—	—	914,595	94.37
Forfeited	(42,172)	31.63	(110,306)	70.85
Vested	(978,086)	31.63	(1,143,431)	43.04
Non-vested at December 31, 2025	329,485	31.63	1,889,601	68.70
The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $338 million, $206 million and $86 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $94.37, $54.61 and $35.49, respectively.
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

The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2024	377,120	$33.91
Granted	17,310	155.90
Converted to Common Stock	(2,442)	155.90
Outstanding at December 31, 2025	391,988	37.56

The aggregate intrinsic values for DSUs outstanding as of December 31, 2025, 2024 and 2023 were approximately $62 million, $34 million and $23 million, respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2025, 2024 and 2023 were immaterial, $10 million and $3 million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2025, 2024 and 2023 was $155.90, $76.31 and $34.40, respectively.
Relative Performance Stock Units
RPSUs entitle the recipient to stock upon vesting. The quantity of shares awarded is subject to the Company's achievement of certain performance measures over the vesting period. RPSUs are restricted grants where the quantity of shares increases and decreases alongside the Company's Total Shareholder Return ("TSR"), relative to the TSR of the Company's peer group, which consists of the companies that comprise the Standard & Poor’s 500 Index on the first day of the performance period. Each RPSU represents the potential to receive NRG common stock after the completion of the performance period, typically three years of service from the date of grant. The number of shares of NRG common stock to be paid (if any) as of the vesting date for each RPSU will depend on the Company’s percentile rank within the Peer Group. The number of shares of common stock to be paid as of the vesting date for each RPSU is linearly interpolated for TSR performance between the following points: (i) 0% if ranked below the 25th percentile; (ii) 25% if ranked at the 25th percentile; (iii) 100% if ranked at the 55th percentile (or the 65th percentile if the Company's absolute TSR is less than negative 15%); and (iv) 200% if ranked at the 75th percentile or above.
The legacy structure of the program included a total value cap of 600%, which limited the payout to no more than 600% of the stock price on the date of grant (“Total Value Cap”). Due to a significant increase in the Company’s stock price over the performance period of outstanding awards starting with the RPSU awards granted in 2023, future payouts of certain outstanding awards are expected to exceed the Total Value Cap. In that event, additional stock price appreciated and TSR outperformance would not result in any further increases in payout above the cap for those award cycles, creating potential significant misalignment between the incentive value of the awards and value creation for shareholders. As a result, NRG’s Board of Directors, in October 2025, approved an amendment to remove the Total Value Cap for all outstanding RPSU awards held by active employees. The amendment was accounted for as a Type I (probable-to-probable) modification under ASC 718. RPSU awards encompassing a total of 635,780 shares were amended. As a result of the amendment, the weighted-average fair value of the amended awards increased from $232.49 per award to $332.05 per award, resulting in incremental compensation cost of $63 million, of which $38 million was recorded during the year ended December 31, 2025, with the remainder to be recognized over the remaining performance period of the amended awards.
The following table summarizes the Company's non-vested RPSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
Non-vested at December 31, 2024	887,356	$53.20
Granted	416,728	100.52
Forfeited	(41,079)	110.37
Vested	(498,147)	55.89
Non-vested at December 31, 2025	764,858	73.59
The weighted average grant date fair value of RPSUs granted during the years ended December 31, 2025, 2024 and 2023, was $100.52, $63.11 and $40.25, respectively.

The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's RPSUs are summarized below:

	2025	2024	2023
Expected volatility	33.49%	34.46%	41.35%
Expected term (in years)	3	3	3
Risk free rate	4.24%	4.05%	4.18%
The expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the RPSU, which equals the vesting period.
Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented, as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2025, for each of the types of awards issued under the LTIPs. Minimum tax withholdings of $92 million, $50 million, and $22 million for the years ended December 31, 2025, 2024, and 2023, respectively, are reflected as a reduction to additional paid-in capital on the Company's consolidated balance sheets.

				Non-vested Compensation Cost
(In millions, except weighted average data)	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31,			As of December 31,
Award	2025	2024	2023	2025	2025
RSUs	$74	$85	$96	$58	1.10
DSUs	2	3	2	—	0.00
RPSUs	58	14	5	43	0.93
PRSUs(a)	60	43	20	37	0.67
Total	$194	$145	$123	$138
Tax (benefit)/detriment recognized	$(23)	$(14)	$2
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
The following table summarizes NRG's material related party transactions with third-party affiliates:

	Year Ended December 31,
(In millions)	2025	2024	2023
Revenues from Related Parties Included in Revenues
Gladstone	$3	$4	$4
Ivanpah(a)	50	60	78
Midway-Sunset	5	4	2
Total	$58	$68	$84
(a)Includes fees under project management agreements with each project company

Note 22 — Commitments and Contingencies
Commitments
NRG has entered into long-term contractual arrangements related to energy products, including power purchases, gas transportation and storage, fuel and transportation services and generation projects. These contracts are not included in the consolidated balance sheet as of December 31, 2025.
As of December 31, 2025, the Company's minimum commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2026	$2,795
2027	2,512
2028	1,602
2029	1,023
2030	739
Thereafter	1,517
Total(a)	$10,188
(a)The year 2026 does not include an additional $1.4 billion of short-term commitments
The Company's actual costs may be significantly higher than these estimated minimum unconditional long-term firm commitments with remaining term in excess of one year. For the years ended December 31, 2025, 2024 and 2023, the costs of fuel and purchased energy were $14.2 billion, $12.2 billion and $13.4 billion, respectively.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of December 31, 2025, counterparties’ net exposure to NRG of approximately $5 million on out-of-the-money hedges was secured by the first lien structure.
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
Variable Price Case
Mirkin v. XOOM Energy (E.D.N.Y. Aug. 2019) — XOOM Energy is a defendant in a putative class action lawsuit pending in New York, alleging that XOOM Energy breached its contractual duty to set customer variable rates based on actual and estimated supply costs. The Court denied XOOM's motion for summary judgment and granted class certification. The Second Circuit denied XOOM's request to appeal the class certification grants. XOOM prevailed in its challenge to Mirkin's expert reports. The Court granted XOOM's motion to exclude both reports on damages. As a result, Mirkin has no method to establish damages for its class. The Court is considering whether class certification is still appropriate. Recently, this matter was moved to a new judge for further handling. A trial setting has not yet been scheduled. This matter was known and accrued for at the time of the XOOM acquisition.
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
There are two putative class actions pending against Direct Energy: (1) Holly Newman v. Direct Energy, LP (D. Md Sept 2021) - Direct Energy filed its Motion to Dismiss asserting the ruling in the Brittany Burk v. Direct Energy (S.D. Tex. Feb 2019) preempts the plaintiff's ability to file suit based on the same facts. The Court denied Direct Energy's motion stating the Court does not have the benefit of all of the facts that were in front of the Burk court to issue a similar ruling. On April 12, 2023, the Court granted Direct Energy’s Motion to Transfer Venue, moving the case to the Southern District of Texas. The parties have settled with the plaintiff on an individual basis and the plaintiff has dismissed the matter; and (2) Matthew Dickson v. Direct Energy (N.D. Ohio Jan. 2018) - The case was stayed pending the outcome of an appeal to the Sixth Circuit based on the unconstitutionality of the TCPA during the period from 2015-2020. The Sixth Circuit found the TCPA was in effect during that period and remanded the case back to the trial court. Direct Energy refiled its motions along with supplements. On March 25, 2022, the Court granted summary judgment in favor of Direct Energy and dismissed the case. Dickson appealed and the case was sent back to the trial court. The parties conducted fact and expert discovery and Direct Energy submitted its motion for summary judgment in August 2024. On December 16, 2025, the Court granted summary judgment in favor of Direct Energy. The Court subsequently entered default judgments against the remaining two defendants. Dickson’s deadline to appeal is March 4, 2026.
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

Winter Storm Uri Lawsuits
The Company has been named in certain property damage and wrongful death claims that have been filed in connection with Winter Storm Uri in its capacity as a generator and a retail electric provider. Most of the lawsuits related to Winter Storm Uri are consolidated into a single multi-district litigation matter in Harris County District Court. NRG's retail electric providers have since been dismissed from the multi-district litigation. As a power generator, the Company is named in various cases with claims ranging from: wrongful death; personal injury only; property damage and personal injury; property damage only; and subrogation. The First Court of Appeals conditionally granted the generators' mandamus relief, ordering the trial court to grant the generator defendants' Motion to Dismiss. The plaintiffs challenged the ruling and the matters are stayed pending appeals by the various parties. The generators have filed their responses to the plaintiffs’ appeal. The plaintiffs’ reply briefing is due in February 2026. The Company intends to vigorously defend these matters.

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
FTC Investigation — In 2019, Vivint Smart Home received a civil investigative demand from the staff of the FTC concerning potential violations of the Fair Credit Reporting Act and the “Red Flags Rule” thereunder, and the FTC Act. In April 2021, Vivint Smart Home entered into a settlement with the FTC that resolved this investigation. As part of this settlement, Vivint Smart Home paid $20 million and agreed to implement various additional compliance related measures ("Stipulated Order"). The Company is engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the Stipulated Order. Under the terms of the Stipulated Order, Vivint Smart Home is required to undertake biennial assessments by an independent third-party assessor (the "Assessor"), which reviews Vivint Smart Home’s compliance program and provides a report on Vivint Smart Home’s ongoing compliance with the Stipulated Order. Since its inception through November 2025, Vivint Smart Home has completed its initial assessment and its first and second biennial assessments as required by the Stipulated Order. In addition, Vivint Smart Home has voluntarily completed eleven quarterly assessments, for a total of fourteen assessments overall. Across all assessments, the Assessor reported no material findings of non-compliance and concluded that Vivint Smart Home’s Compliance Program remains substantially effective and comprehensive.
NYSPSC – Order to Show Cause — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited the offers of ESCOs for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. Subsequently, the NYSPSC issued an order referred to as the Clarification Order on September 18, 2020 stating the Retail Reset Order applies only to prospective customer contracts. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG's retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. NRG responded to the notices in February 2024 and on September 23, 2025, the NYSPSC issued a follow-up order further alleging separately that the NRG retail supplier responsible for selling natural gas to commercial and industrial customers had been improperly serving residential customers. The follow-up order directed NRG to show cause why consequences, ranging from sales monitoring, fines, refunds, debarment and/or eligibility revocation, should not be imposed for failure to comply with the Retail Reset Order and other Commission directives. The Company believes it has complied with the law and applicable orders and does not agree with the NYSPSC's assertions.

Note 24 — Environmental Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. Future laws may require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to relax or rescind some previously promulgated regulations. The EPA has proposed several and finalized some rules that relax and/or rescind regulations previously promulgated. The Company has elected to use a $1 million disclosure threshold, as permitted, for environmental proceedings to which the government is a party.
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA's request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the "generation shifting" approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU's GHG emissions would be regulated including capturing and storing/sequestering CO2 in some instances. This rule has been challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. In February 2025, the court granted a motion the DOJ filed asking the court to hold proceedings in abeyance while the EPA evaluates the rule. On June 17, 2025, the EPA proposed to repeal all GHG emission standards for fossil fuel-fired power plants under Section 111 of the CAA. The EPA is proposing to conclude that GHG emissions from domestic fossil fuel-fired EGUs do not contribute to dangerous air pollution at a level sufficient to invoke the EPA’s authority under CAA Section 111. In addition to its primary proposal to repeal all GHG emission standards for the power sector promulgated in both 2015 and 2024, the EPA has included an alternative proposal to repeal only specific portions. The Company believes that the EPA may amend such regulations in the next few months.
CSAPR — On March 15, 2023, the EPA signed and released a prepublication version of a FIP after earlier having disapproved numerous state plans to address the issue. Several states, including Texas, challenged the EPA's disapproval of their state plans. On May 1, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of Texas's and Louisiana's state plans, which disapprovals are a condition precedent to the EPA imposing its plan on Texas and Louisiana. On March 25, 2025, the Fifth Circuit upheld the EPA’s disapproval of Texas’s and Louisiana’s state plans but did not address the FIP. On May 9, 2025, Texas and other parties petitioned the Fifth Circuit for a rehearing with the whole court. On June 5, 2023, the EPA promulgated the FIP. On June 27, 2024, the U.S. Supreme Court stayed the FIP in the 11 states where the rule had not already been stayed. On April 14, 2025, the D.C. Circuit granted the EPA’s request to hold the legal challenges in abeyance while the EPA revisits the rule. On January 30, 2026, the EPA proposed a Phase 1 reconsideration rule covering Alabama, Arizona, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Nevada, New Mexico and Tennessee. The EPA intends to address additional states in a separate action. The Company cannot predict the outcome of the legal challenges to the various state disapprovals and the final rule promulgated on June 5, 2023.
Regional Haze — In May 2023, the EPA proposed to withdraw the existing Texas Sulfur Dioxide Trading Program and replace it with unit-specific SO2 limits for 12 units in Texas to address requirements to improve visibility at National Parks and Wilderness areas. The Company does not expect this proposal to be finalized during the current U.S. presidential administration. On December 5, 2025, the EPA approved Texas’s plans to address the Regional Haze rule.
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

The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
Byproducts
In 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy surface impoundments. On August 28, 2020, the EPA finalized "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amended the April 2015 Rule to address the August 2018 D.C. Circuit decision and extend some of the deadlines. On November 12, 2020, the EPA finalized "A Holistic Approach to Closure Part B: Alternative Demonstration for Unlined Surface Impoundments," which further amended the April 2015 Rule to, among other things, provide procedures for requesting approval to operate existing ash impoundments with an alternate liner. On May 8, 2024, the EPA promulgated a rule that establishes requirements for: (i) inactive (or legacy) surface impoundments at inactive facilities and (ii) CCR management units (regardless of how or when the CCR was placed) at regulated facilities. The rule also creates an obligation to conduct site assessments (at all active and certain inactive facilities) to determine whether CCR management units are present. On February 10, 2026, the EPA promulgated a rule extending certain deadlines in the 2024 rule. The rule has been challenged in the D.C. Circuit and the outcome of the legal challenges is uncertain.

Note 25 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest paid, net of amount capitalized	$572	$626	$548
Non-cash investing and financing activities:
Decreases to fixed assets for accrued capital expenditures	(66)	(76)	—
Excise tax accrued on share repurchases	11	9	10

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
The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
(In millions)	2025
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2024 Total
Letters of credit and surety bonds	$4,127	$135	$1	$—	$4,263	$4,188
Asset sales guarantee obligations	11	19	16	48	94	102
Other guarantees	—	—	—	22	22	27
Total guarantees	$4,138	$154	$17	$70	$4,379	$4,317
Letters of credit and surety bonds — As of December 31, 2025, NRG and its consolidated subsidiaries were contingently obligated for a total of $4.3 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.

The material indemnities, within the scope of ASC 460, are as follows:
Asset sales — The purchase and sale agreements which govern NRG's asset or share investments and divestitures customarily contain guarantees and indemnifications of the transaction to third parties. The contracts indemnify the parties for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party, changes in tax laws or for pre-existing environmental matters. These obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or estimate at the time of the transaction. In several cases, the contract limits the liability of the indemnifier. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations included in the table above, except for the California property tax indemnity for estimated increases in California property taxes of certain solar properties that the Company agreed to indemnify, as part of the agreement to sell NRG Yield and the Renewables Platform. The California property tax indemnity is estimated to be $94 million as of December 31, 2025 and is included in the above table under asset sales guarantee obligations.
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
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facility:

(In millions unless otherwise stated)
As of December 31, 2025	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
Cedar Bayou Unit 4, Baytown, TX	50.00%	$224	$(136)	$8

Note 28 — Balance Sheet Components
The components of accrued expenses and other current liabilities are as follows:

	Year Ended December 31,
(In millions)	2025	2024
Accrued RECs	$495	$477
Accrued compensation and employee benefits	561	514
Other	808	1,040
Total accrued expenses and other current liabilities	$1,864	$2,031

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, 2024 and 2023

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for credit losses, deducted from accounts receivable and other non-current assets
Year Ended December 31, 2025	$152	$272	$19	$(297)	(a)	$146
Year Ended December 31, 2024	145	$314	$18	$(325)	(a)	152
Year Ended December 31, 2023	133	251	35	(274)	(a)	145
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2025	$144	$—	$6	$—		$150
Year Ended December 31, 2024	275	$(131)	$—	$—		144
Year Ended December 31, 2023	224	42	9	—		275
(a)Represents principally net amounts charged as uncollectible

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 18, 2017.
2.2†^	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc. and NRG Repowering Holdings LLC, and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 2.9 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.3^	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Energy, Inc., NRG South Central Generating LLC, and Cleco Energy LLC.	Incorporated herein by reference to Exhibit 2.10 to the Registrant's annual report on Form 10-K filed on March 1, 2018.
2.4‡	Purchase and Sale Agreement dated as of February 28, 2021 by and between NRG Energy, Inc., and Generation Bridge Acquisition, LLC, as a Purchaser	Incorporated herein by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-Q filed on May 6, 2021.
2.5^	Agreement and Plan of Merger dated as of December 6, 2022, by and among the Company, Merger Sub and Vivint.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2022.
2.6	Equity Purchase Agreement, dated May 31, 2023 by and among Constellation Energy Generation, LLC, as Buyer and Texas Genco GP, LLC, Texas Genco LP, LLC, together, Seller.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on June 1, 2023.
2.7	Amendment No.1 to Equity Purchase Agreement dated September 29, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.7 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
2.8	Amendment No. 2 to Equity Purchase Agreement dated November 1, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.8 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
2.9	Amendment No. 3 to Equity Purchase Agreement dated November 1, 2023 by and among Constellation Energy Generation, LLC. as Buyer and Texas Genco GP, LLC, together, Seller	Incorporated herein by reference to Exhibit 2.9 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
2.10
Purchase and Sale Agreement, dated May 12, 2025, by and among NRG Energy, Inc., the Buyer Entities (as defined therein), Lightning Power Holdings, LLC, Thunder Generation, LLC, CCS Power Holdings, LLC, and Linebacker Power Development Funding, LLC**
Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on May 16, 2025.
3.1	Amended and Restated Certificate of Incorporation, dated May 1, 2025	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on May 12, 2025.
3.2	Sixth Amended and Restated By-Laws.	Incorporated herein by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed on December 2, 2022.
3.3	Series A Preferred Stock Certificate of Designation filed with the Secretary of the State of Delaware on March 9, 2023.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on March 10, 2023.
4.1	Specimen of Certificate representing common stock of NRG Energy, Inc.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's quarterly report on Form 10-Q filed on August 4, 2006.
4.2	Base Indenture, dated May 23, 2016, between NRG Energy, Inc. and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York), as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2016.
4.3	Fourth Supplemental Indenture, dated December 7, 2017, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 5.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on December 8, 2017.
4.4	Fifth Supplemental Indenture, dated May 14, 2019, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 5.250% Senior Notes due 2029.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2019.

4.5	Base Indenture, dated December 2, 2020, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed on December 4, 2020.
4.6
Supplemental Indenture, dated December 2, 2020, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 3.375% Senior Notes due 2029 and Form of 3.625% Senior Notes due 2031.
Incorporated herein by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K, filed on December 4, 2020.
4.7
Second Supplemental Indenture, dated August 23, 2021, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 3.875% Senior Notes due 2032.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 23, 2021.
4.8	Base Indenture, dated October 30, 2024, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 1, 2024.
4.9
Supplemental Indenture, dated October 30, 2024, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form 5.75% Senior Notes due 2029, Form of 6.00% Senior Notes due 2033 and Form of 6.25% Senior Notes due 2034.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on November 1, 2024.
4.10	Base Indenture, dated October 8, 2025, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit 4.5 to the Registrant's current report on Form 8-K filed on October 8, 2025.
4.11
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
4.13
Supplemental Indenture, dated May 28, 2019, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee, containing Form of 3.750% Senior Secured First Lien Notes due 2024 and Form of 4.450% Senior Secured First Lien Notes due 2029
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
4.18
Supplemental Indenture, dated August 29, 2023, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 7.467% Senior Secured First Lien Notes due 2028.
Incorporated herein by reference to Exhibit 4.5 to the Registrant's current report on Form 8-K filed on August 29, 2023.
4.19	Base Indenture, dated October 8, 2025, between NRG Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 8, 2025.
4.20
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

4.21
Indenture, dated August 16, 2024, by and among Lighting Power, LLC, each of the subsidiary guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, in its capacities as trustee and collateral trustee, containing Form of 7.250% Senior Secured Notes due 2032.
Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on January 30, 2026.
4.22	Registration Rights Agreement, dated January 30, 2026, by and among NRG Energy, Inc., Lighting Power Holdings, LLC, Thunder Generation, LLC and CCS Power Holdings, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on January 30, 2026.
4.23	Description of NRG Energy, Inc. securities registered pursuant to section 12 of the Securities Exchange Act of 1934	Filed herewith
9.1
Amended and Restated Voting Trust Agreement, dated January 30, 2026, by and among Lightning Power Holdings, LLC, Thunder Generation, LLC, CCS Power Holdings, LLC, and Wilmington Savings Fund Society, FSB
Filed herewith
10.1*	The NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on August 8, 2024.
10.2*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.3*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.	Filed herewith
10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.	Incorporated herein by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Incorporated herein by reference to Exhibit 10.23 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior and Executive Vice Presidents.	Filed herewith
10.7*	Restricted Stock Unit Agreement, dated December 15, 2023, between NRG Energy, Inc. and Lawrence S. Coben	Incorporated herein by reference to Exhibit 10.25 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.8*	Relative Performance Stock Unit Agreement, dated August 1, 2024, between NRG Energy, Inc. and Lawrence S. Coben	Incorporated herein by reference to Exhibit 10.10 to the Registrant's annual report on Form 10-K filed on February 26, 2025.
10.9*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement for Chief Executive Officer	Incorporated herein by reference to Exhibit 10.11 to the Registrant's annual report on Form 10-K filed on February 26, 2025.
10.10*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement for Chief Executive Officer	Filed herewith
10.11*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Chief Executive Officer	Incorporated herein by reference to Exhibit 10.12 to the Registrant's annual report on Form 10-K filed on February 26, 2025.
10.12*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Chief Executive Officer	Filed herewith
10.13*	NRG Energy, Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) (formerly known as the Vivint Smart Home, Inc. Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 4.4 to Vivint Smart Home's Post-Effective Amendment on Form S-8 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 24, 2020
10.14*	Amendment to NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q filed on August 8, 2023.
10.15*	Second Amendment to NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)	Incorporated herein by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K filed on February 26, 2025.

10.16*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on May 4, 2023.
10.17*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.30 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.18*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Filed herewith
10.19*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Restricted Stock Unit Agreement and Notice of Grant	Filed herewith
10.20*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q filed on May 4, 2023.
10.21*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Incorporated herein by reference to Exhibit 10.29 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.22*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Filed herewith
10.23*	Form of NRG Energy Inc., 2020 Omnibus Incentive Plan (Legacy Vivint) Relative Performance Stock Unit Agreement and Notice of Grant	Filed herewith
10.24*	Amendment to Relative Performance Stock Unit Agreements, dated October 16, 2025	Filed herewith
10.25*	Second Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 7, 2015.
10.26*	NRG Energy, Inc. Amended and Restated Executive Change-in-Control and General Severance Plan for Tier IA and Tier IIA Executives (Amended and Restated Effective January 1, 2024).	Incorporated herein by reference to Exhibit 10.10 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
10.27*	Amended and Restated Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K filed on August 6, 2025.
10.28*	Employment Agreement, dated August 1, 2024 by and between NRG Energy, Inc. and Lawrence S. Coben	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on August 1, 2024.
10.29
Fifteen Amendment to Second Amended and Restated Credit Agreement, dated July 22, 2025, by and among NRG Energy, Inc., Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders**.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on July 25, 2025.
10.30
Amendment No. 1 to Credit Agreement, dated February 18, 2025, by and among Lightning Power, LLC, the subsidiary guarantors party thereto, each of the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and replacement lender, and included as Exhibit A thereto a clean, conformed copy of Lightning Credit Agreement.**
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 30, 2026.
10.31	Receivables Sale Agreement, dated as of September 22, 2020, among the Originators from time to time parties thereto, NRG Retail LLC, as Servicer, and NRG Receivables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020.
10.32
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
Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on August 6, 2025.

10.33
Equity Contribution Agreement and Guaranty, dated September 26, 2025, among NRG Energy, Inc., Cedar Bayou 5 Holdings LLC, NRG Cedar Bayou 5 LLC, Public Utility Commissioner of Texas, and Wilmington Trust, National Association, as administrative agent and collateral agent. **
Incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q filed on November 6, 2025.
10.34
Credit Agreement, dated September 26, 2025, among NRG Cedar Bayou 5 LLC, Public Utility Commissioner of Texas, and Wilmington Trust, National Association, as administrative agent and collateral agent.* *
Incorporated herein by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q filed on November 6, 2025.
10.35
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
Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on June 24, 2024.
10.36	Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the guarantors party thereto, Alexander Funding Trust II and Deutsche Bank Trust Company Americas, as the notes trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.37
Letter of Credit Facility Agreement, dated August 29, 2023, among NRG Energy, Inc., the financial institutions from time to time party thereto as letter of credit issuers, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent

Incorporated herein by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.38
Amended and Restated Declaration of Trust of Alexander Funding Trust II, dated August 29, 2023, among NRG Energy, Inc. as depositor and in its own capacity, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank Trust Company Delaware, as Delaware trustee

Incorporated herein by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on August 29, 2023.
10.39†
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated herein by reference to Exhibit 10.34 to NRG Yield, Inc.'s Annual Report on Form 10-K filed on March 1, 2018.
19.1	Insider Trading Policy	Filed herewith.
21.1	Subsidiaries of NRG Energy, Inc.	Filed herewith.
22.1	List of Guarantor Subsidiaries	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney	Included on signature page
31.1	Rule 13a-14(a)/15d-14(a) certification of Lawrence Coben	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
95.1	Mine Safety Disclosure	Filed herewith.
97	NRG Energy, Inc. Clawback Policy	Incorporated herein by reference to Exhibit 97 to the Registrant's annual report on Form 10-K filed on February 28, 2024.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it's Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

*	Exhibit relates to compensation arrangements.
**	The Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
^	This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
‡	Portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the registrant if publicly disclosed. Information that has been omitted has been noted in this document with a placeholder identified by the mark “[***]”.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ LAWRENCE S. COBEN

Lawrence S. Coben Chief Executive Officer

Date: February 24, 2026

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Brian E. Curci and Christine A. Zoino, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 24, 2026.

Signature	Title	Date
/s/ LAWRENCE S. COBEN	Chief Executive Officer and Director	February 24, 2026
Lawrence S. Coben	(Principal Executive Officer, Chair of the Board)
/s/ WOO-SUNG CHUNG	Chief Financial Officer	February 24, 2026
Woo-Sung Chung	(Principal Financial Officer)
/s/ G. ALFRED SPENCER	Chief Accounting Officer	February 24, 2026
G. Alfred Spencer	(Principal Accounting Officer)
/s/ E. SPENCER ABRAHAM	Director	February 24, 2026
E. Spencer Abraham
/s/ ANTONIO CARRILLO	Director	February 24, 2026
Antonio Carrillo
/s/ MATTHEW CARTER, JR.	Director	February 24, 2026
Matthew Carter, Jr.
/s/ HEATHER COX	Director	February 24, 2026
Heather Cox
/s/ ELISABETH B. DONOHUE	Director	February 24, 2026
Elisabeth B. Donohue
/s/ MARWAN FAWAZ	Director	February 24, 2026
Marwan Fawaz
/s/ SANJAY KAPOOR	Director	February 24, 2026
Sanjay Kapoor
/s/ ALEX POURBAIX	Director	February 24, 2026
Alex Pourbaix
/s/ ALEXANDRA PRUNER	Director	February 24, 2026
Alexandra Pruner
/s/ MARCIE C. ZLOTNIK	Director	February 24, 2026
Marcie C. Zlotnik