Form 10-Q
period 2026-06-30
NRG ENERGY, INC.
filed 2026-08-04
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	June 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney Street	Houston	Texas	77010
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
Common Stock, par value $0.01	NRG	NYSE Texas
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
Yes ☐       No ☒
As of July 31, 2026, there were 210,210,483 shares of common stock outstanding, par value $0.01 per share.

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
•NRG’s ability to obtain and maintain retail market share;
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
•NRG’s, and its counterparties’, ability to successfully execute definitive agreements for, and proceed with or complete, the development and construction of new generation facilities and projects in a timely and cost effective manner;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2025
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
Cedar Bayou 5	Cedar Bayou Unit 5 generation facility, a 689 MW natural gas-fueled combined cycle plant
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	NRG’s unsecured 2.750% Convertible Senior Notes due 2048, which were redeemed on July 8, 2025
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant. NRG leased and operated the plant through May 2025
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuel, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
Greens Bayou 6	Greens Bayou Unit 6 generation facility, a 443 MW natural gas-fueled peaker plant
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California’s Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LS Power	LS Power Equity Advisors, LLC
LSP Portfolio	The portfolio of natural gas and dual fuel generation and other assets from LS Power
LTIPs	Collectively, the NRG long-term incentive plan (“LTIP”) and the Vivint LTIP
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Receivables	NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
Powerton	Powerton power plant, a 1,538 MW coal-fueled plant
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
The Company’s $2.3 billion accounts receivables securitization facility due 2027, which was last amended on June 18, 2026, which is maintained through NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company

RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility

Revolving Credit Facility	The Company’s $4.6 billion revolving credit facility due 2029, which was last amended on May 27, 2025
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Senior Credit Facility	NRG’s senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes	As of June 30, 2026, NRG’s $12.0 billion outstanding Unsecured Senior Notes as listed in Note 7, Long-term Debt and Finance Leases
Senior Secured First Lien Notes	As of June 30, 2026, NRG’s $3.9 billion outstanding Senior Secured First Lien Notes as listed in Note 7, Long-term Debt and Finance Leases
Series A Preferred Stock
As of June 30, 2026, NRG’s Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
TCJA	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
TEF	Texas Energy Fund
Texas Generation Portfolio	The acquisition of a portfolio of power generation facilities and other assets from Rockland Capital, LLC
T.H. Wharton	T.H. Wharton generation facility includes a 1,002 MW natural gas-fueled plant and an additional 415 MW natural gas-fueled peaker plant, which achieved commercial operation in May 2026
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue
Revenue	$7,481	$6,740	$17,737	$15,325
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	5,470	5,629	14,328	12,190
Depreciation and amortization	494	344	926	670
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $93, $68, $180, and $133 respectively, which are included in depreciation and amortization shown separately above)	562	724	1,155	1,273
Acquisition-related transaction and integration costs	16	43	61	51
Total operating costs and expenses	6,542	6,740	16,470	14,184
Gain/(Loss) on sale of assets	37	—	37	(7)
Operating Income	976	—	1,304	1,134
Other Income/(Expense)
Other income, net	6	5	46	19
Loss on debt extinguishment	(9)	(10)	(9)	(10)
Interest expense	(310)	(148)	(595)	(311)
Total other expense	(313)	(153)	(558)	(302)
Income/(Loss) Before Income Taxes	663	(153)	746	832
Income tax expense/(benefit)	157	(49)	115	186
Net Income/(Loss)	$506	$(104)	$631	$646
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net Income/(Loss) Available for Common Stockholders	$489	$(121)	$597	$612
Income/(Loss) per Share
Weighted average number of common shares outstanding — basic	211	196	209	197
Income/(Loss) per Weighted Average Common Share — Basic	$2.32	$(0.62)	$2.86	$3.11
Weighted average number of common shares outstanding — diluted	212	196	210	203
Income/(Loss) per Weighted Average Common Share — Diluted	$2.31	$(0.62)	$2.84	$3.01
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net Income/(Loss)	$506	$(104)	$631	$646
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	(3)	13	(4)	15
Defined benefit plans	—	1	(2)	1
Other comprehensive (loss)/income	(3)	14	(6)	16
Comprehensive Income/(Loss)	$503	$(90)	$625	$662
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$162	$4,708
Funds deposited by counterparties	167	260
Restricted cash	50	30
Accounts receivable, net	3,534	4,065
Inventory	793	461
Derivative instruments	3,188	2,189
Cash collateral paid in support of energy risk management activities	441	365
Prepayments and other current assets	1,318	1,069
Total current assets	9,653	13,147
Property, plant and equipment, net	14,076	3,632
Other Assets
Operating lease right-of-use assets, net	142	130
Goodwill	8,815	5,017
Customer relationships, net	1,177	1,203
Other intangible assets, net	963	1,106
Derivative instruments	1,617	1,568
Deferred income taxes	1,725	1,843
Other non-current assets	1,772	1,494
Total other assets	16,211	12,361
Total Assets	$39,940	$29,140

	June 30, 2026	December 31, 2025
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$1,512	$31
Current portion of operating lease liabilities	41	35
Accounts payable	2,579	2,834
Derivative instruments	3,120	2,257
Cash collateral received in support of energy risk management activities	167	260
Deferred revenue current	837	748
Accrued expenses and other current liabilities	1,719	1,864
Total current liabilities	9,975	8,029
Other Liabilities
Long-term debt and finance leases	21,744	16,412
Non-current operating lease liabilities	170	144
Derivative instruments	1,327	1,103
Deferred income taxes	15	15
Deferred revenue non-current	984	895
Other non-current liabilities	870	861
Total other liabilities	25,110	19,430
Total Liabilities	35,085	27,459
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at June 30, 2026 and December 31, 2025, aggregate liquidation preference of $650 at June 30, 2026 and December 31, 2025	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 225,198,900 and 199,828,615 shares issued and 210,307,902 and 190,376,607 shares outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	3,880	215
Retained earnings	2,374	1,982
Treasury stock, at cost; 14,890,998 shares and 9,452,008 shares at June 30, 2026 and December 31, 2025, respectively	(1,964)	(1,087)
Accumulated other comprehensive loss	(87)	(81)
Total Stockholders’ Equity	4,855	1,681
Total Liabilities and Stockholders’ Equity	$39,940	$29,140
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$631	$646
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	602	444
Amortization of capitalized contract costs	324	226
Accretion of asset retirement obligations	17	20
Provision for credit losses	104	113
Amortization of financing costs and debt discounts/premiums	10	13
Loss on debt extinguishment	9	10
Amortization of in-the-money contracts and emissions allowances	47	51
Amortization of unearned equity compensation	72	62
Net (gain)/loss on sale of assets and disposal of assets	(38)	10
Gain on proceeds from insurance recoveries for Property, plant and equipment, net	—	(100)
Changes in derivative instruments	(61)	18
Changes in current and deferred income taxes and liability for uncertain tax benefits	(33)	126
Changes in collateral deposits in support of risk management activities	14	197
Changes in other working capital:
Accounts receivable, net	910	(17)
Inventory	(156)	16
Prepayments and other current assets	(441)	(368)
Accounts payable	(780)	(39)
Accrued expenses and other current liabilities	(164)	(120)
Other assets and liabilities	(119)	(2)
Cash provided by operating activities	$948	$1,306
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(7,101)	$(586)
Capital expenditures	(655)	(595)
Proceeds from sales of assets, net	44	6
Purchases of emissions allowances	(41)	(10)
Sales of emissions allowances	44	3
Proceeds from insurance recoveries for Property, plant and equipment, net	—	100
Cash used in investing activities	$(7,709)	$(1,082)
Cash Flows from Financing Activities
Equivalent shares purchased in lieu of tax withholdings	$(99)	$(77)
Payments for share repurchase activity and excise tax	(931)	(603)
Payments of dividends to preferred and common stockholders	(235)	(207)
Proceeds from issuance of long-term debt	3,652	—
Repayments of long-term debt and finance leases	(1,619)	(10)
Payments for debt extinguishment costs	(9)	—
Payments of deferred financing costs	(84)	(31)
Net receipts from settlement of acquired derivatives that include financing elements	16	38
Proceeds from credit facilities	8,675	865
Repayments to credit facilities	(7,226)	(730)
Cash provided by/(used in) financing activities	$2,140	$(755)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(4,619)	(530)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	4,998	1,173
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$379	$643
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders’ Equity
Balance at December 31, 2025	$650	$2	$215	$1,982	$(1,087)	$(81)	$1,681
Net income				125			125
Other comprehensive loss						(3)	(3)
Share repurchases(a)					(484)		(484)
Retirement of treasury stock(b)			(40)		40		—
Equity-based awards activity, net(c)			(35)				(35)
Issuance of common stock for acquisition of LSP Portfolio(d)			3,728				3,728
Common stock dividends and dividend equivalents declared(e)				(105)			(105)
Series A Preferred Stock dividends(f)				(33)			(33)
Balance at March 31, 2026	$650	$2	$3,868	$1,969	$(1,531)	$(84)	$4,874
Net income				506			506
Other comprehensive loss						(3)	(3)
Shares reissuance for ESPP					11		11
Share repurchases(a)					(444)		(444)
Equity-based awards activity, net(c)			12				12
Common stock dividends and dividend equivalents declared(e)				(101)			(101)
Balance at June 30, 2026	$650	$2	$3,880	$2,374	$(1,964)	$(87)	$4,855
(a)Includes excise tax accrued of $4 million and $3 million for the quarters ended June 30 and March 31, 2026, respectively
(b)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(c)Includes $(20) million and $(79) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended June 30 and March 31, 2026, respectively
(d)For further discussion of the LSP Portfolio acquisition, see Note 4, Acquisitions
(e)Dividends per common share were $0.475 for each of the quarters ended June 30 and March 31, 2026
(f)Semi-annual dividends per share of Series A Preferred Stock were $51.25 for the period ended March 15, 2026

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders’ Equity
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				750			750
Other comprehensive income						2	2
Share repurchases(g)					(322)		(322)
Retirement of treasury stock(h)			(179)		179		—
Equity-based awards activity, net(i)			(8)				(8)
Common stock dividends and dividend equivalents declared(j)				(90)			(90)
Series A Preferred Stock dividends(k)				(33)			(33)
Balance at March 31, 2025	$650	$2	$518	$2,162	$(440)	$(115)	$2,777
Net loss				(104)			(104)
Other comprehensive income						14	14
Shares reissuance for ESPP			2		6		8
Share repurchases(g)					(282)		(282)
Retirement of treasury stock(h)			(178)		178		—
Equity-based awards activity, net(i)			(3)				(3)
Common stock dividends and dividend equivalents declared(j)				(88)			(88)
Capped Call Options(l)			(34)				(34)
Balance at June 30, 2025	$650	$2	$305	$1,970	$(538)	$(101)	$2,288
(g)Includes excise tax accrued of $2 million for each of the quarter ended June 30 and March 31, 2025
(h)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(i)Includes $(37) million and $(40) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended June 30 and March 31, 2025, respectively
(j)Dividends per common share were $0.440 for each of the quarters ended June 30 and March 31, 2025
(k)Semi-annual dividends per share of Series A Preferred Stock were $51.25 for the period ended March 15, 2025
(l)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, provides electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of June 30, 2026, the Company’s core power and natural gas business consists of approximately 25 GW of competitive power generation, including approximately 13 GW from the LSP Portfolio, and a natural gas portfolio that serves approximately 1,900 MMDth annually.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated balance sheets as of June 30, 2026, and the results of operations, comprehensive income, cash flows and stockholders’ equity for the three and six months ended June 30, 2026 and 2025.
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

Note 2 — Summary of Significant Accounting Policies
Depreciation and Amortization
The Company’s depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Amortization of capitalized contract costs related to fulfillment	$74	$48	$140	$89
Amortization of capitalized contract costs related to customer acquisition	95	70	184	137
Amortization of customer relationships and other intangible assets	133	155	263	308
Depreciation of property, plant and equipment	192	71	339	136
Total depreciation and amortization	$494	$344	$926	$670
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
The following table represents the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$150	$144	$146	$152
Provision for credit losses	45	57	104	113
Write-offs	(73)	(91)	(141)	(170)
Recoveries collected	9	11	19	23
Other	7	6	10	9
Ending balance	$138	$127	$138	$127
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	June 30, 2026	December 31, 2025
Property, plant and equipment accumulated depreciation	$1,930	$1,774
Customer relationships and other intangible assets accumulated amortization	4,256	3,988
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$162	$4,708
Funds deposited by counterparties	167	260
Restricted cash	50	30
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$379	$4,998

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
Goodwill
The following table represents the changes in goodwill during the six months ended June 30, 2026:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Total
Balance as of December 31, 2025	$643	$721	$130	$3,523	$5,017
Goodwill resulting from the acquisition of LSP Portfolio(a)	1,588	2,214	—	—	3,802
Foreign currency translation adjustments	—	—	(4)	—	(4)
Balance as of June 30, 2026	$2,231	$2,935	$126	$3,523	$8,815
(a) The goodwill associated with the acquisition of the LSP Portfolio has been preliminarily allocated to the Texas and East segments as of June 30, 2026
Recent Accounting Developments — Guidance Adopted in 2026
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
ASU 2026-02 – In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), or ASU 2026-02. The update establishes a comprehensive framework for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments of ASU 2026-02 should be applied on a retrospective basis through a cumulative-effect adjustment to equity and are effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting ASU 2026‑02 on its consolidated financial statements and related disclosures.
Note 3 — Revenue Recognition
Performance Obligations
As of June 30, 2026, estimated future fixed fee performance obligations are $1.4 billion for the remaining six months of fiscal year 2026, and $2.6 billion, $2.4 billion, $1.6 billion, $905 million and $71 million for the fiscal years 2027, 2028, 2029, 2030 and 2031, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and demand response. The cleared auction MWs are subject to penalties for non-performance. The increase in future fixed fee performance obligations as of June 30, 2026, compared to the same period in 2025 is primarily due to the acquisition of the LSP Portfolio.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,788	$571	$220	$587	$(6)	$3,160
Business	911	2,199	416	—	—	3,526
Total retail revenue(a)	2,699	2,770	636	587	(6)	6,686
Energy revenue(a)	14	287	—	—	—	301
Capacity revenue(a)	—	392	6	—	(6)	392
Mark-to-market for economic hedging activities(b)	—	14	—	—	4	18
Contract amortization	—	14	—	—	—	14
Other revenue(a)	34	35	2	—	(1)	70
Total revenue	2,747	3,512	644	587	(9)	7,481
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	57	2	39	—	98
Less: Realized and unrealized ASC 815 revenue	(5)	65	(1)	—	5	64
Total revenue from contracts with customers	$2,752	$3,390	$643	$548	$(14)	$7,319
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$6	$—	$—	$—	$6
Energy revenue	—	27	—	—	1	28
Capacity revenue	—	23	—	—	—	23
Other revenue	(5)	(5)	(1)	—	—	(11)
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended June 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$1,804	$524	$207	$522	$(5)	$3,052
Business	975	2,084	408	—	—	3,467
Total retail revenue(a)	2,779	2,608	615	522	(5)	6,519
Energy revenue(a)	15	64	20	—	—	99
Capacity revenue(a)	—	55	6	—	—	61
Mark-to-market for economic hedging activities(b)	—	3	(2)	—	(2)	(1)
Other revenue(a)	52	8	5	—	(3)	62
Total revenue	2,846	2,738	644	522	(10)	6,740
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	—	2	28	—	30
Less: Realized and unrealized ASC 815 revenue	12	33	(7)	—	(1)	37
Total revenue from contracts with customers	$2,834	$2,705	$649	$494	$(9)	$6,673
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$7	$—	$—	$—	$7
Energy revenue	—	8	(4)	—	—	4
Capacity revenue	—	16	—	—	—	16
Other revenue	12	(1)	(1)	—	1	11
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2026
(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$3,237	$1,346	$562	$1,165	$(18)	$6,292
Business	1,797	7,161	936	—	—	9,894
Total retail revenue(b)	5,034	8,507	1,498	1,165	(18)	16,186
Energy revenue(b)	22	754	—	—	—	776
Capacity revenue(b)	—	631	6	—	(6)	631
Mark-to-market for economic hedging activities(c)	—	(30)	—	—	6	(24)
Contract amortization	—	20	—	—	—	20
Other revenue(b)	84	62	4	—	(2)	148
Total revenue	5,140	9,944	1,508	1,165	(20)	17,737
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	103	4	86	—	193
Less: Realized and unrealized ASC 815 revenue	(8)	94	(4)	—	7	89
Total revenue from contracts with customers	$5,148	$9,747	$1,508	$1,079	$(27)	$17,455
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$47	$—	$—	$—	$47
Energy revenue	—	32	—	—	1	33
Capacity revenue	—	49	—	—	—	49
Other revenue	(8)	(4)	(4)	—	—	(16)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Six months ended June 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$3,359	$1,262	$667	$1,033	$(9)	$6,312
Business	1,807	5,696	920	—	—	8,423
Total retail revenue(a)	5,166	6,958	1,587	1,033	(9)	14,735
Energy revenue(a)	22	222	101	—	(1)	344
Capacity revenue(a)	—	95	14	—	(1)	108
Mark-to-market for economic hedging activities(b)	—	(16)	—	—	—	(16)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	93	61	12	—	(7)	159
Total revenue	5,281	7,315	1,714	1,033	(18)	15,325
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	37	4	54	—	95
Less: Realized and unrealized ASC 815 revenue	10	59	(1)	—	—	68
Total revenue from contracts with customers	$5,271	$7,219	$1,711	$979	$(18)	$15,162
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$18	$—	$—	$—	$18
Energy revenue	—	22	—	—	—	22
Capacity revenue	—	32	—	—	—	32
Other revenue	10	3	(1)	—	—	12
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of June 30, 2026 and December 31, 2025:

(In millions)	June 30, 2026	December 31, 2025
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$1,949	$1,680

Accounts receivable, net - Contracts with customers	3,470	3,924
Accounts receivable, net - Accounted for under topics other than ASC 606	58	135
Accounts receivable, net - Affiliate	6	6
Total accounts receivable, net	$3,534	$4,065

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,465	$1,747
Deferred revenues(a)	1,821	1,643
(a)Deferred revenues recognized under accounting guidance other than ASC 606 was immaterial as of both June 30, 2026 and December 31, 2025
The revenue recognized from contracts with customers during the three months ended June 30, 2026 and 2025 relating to the deferred revenue balance at the beginning of each period was $327 million and $285 million, respectively. The revenue recognized from contracts with customers during the six months ended June 30, 2026 and 2025 relating to the deferred revenue balance at the beginning of each period was $506 million and $430 million, respectively. The change in deferred revenue balances during the three and six months ended June 30, 2026 and 2025 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

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
Acquisition costs of $3 million and $41 million for the three and six months ended June 30, 2026, respectively, and $23 million for the three and six months ended June 30, 2025, are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.

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
The purchase price is provisionally allocated as follows:

(In millions)
Current Assets
Cash and cash equivalents	$104
Restricted cash	2
Accounts receivable, net	585
Inventory	175
Derivative instruments	715
Cash collateral paid in support of energy risk management activities	184
Prepayments and other current assets	129
Total current assets	1,894
Property, plant and equipment, net	9,717
Other Assets
Operating lease right-of-use assets, net	9
Goodwill(a)(b)	3,802
Customer relationships, net(b)	130
Other intangible assets, net(b)	87
Derivative instruments	335
Deferred income taxes	65
Other non-current assets	32
Total other assets	4,460
Total Assets	$16,071

Current Liabilities
Current portion of long-term debt and finance leases	$18
Current portion of operating lease liabilities	1
Accounts payable	617
Derivative instruments	784
Deferred revenue current	6
Accrued expenses and other current liabilities	169
Total current liabilities	1,595

(In millions)
Other Liabilities
Long-term debt and finance leases	3,311
Non-current operating lease liabilities	24
Derivatives instruments	362
Deferred income taxes	93
Other non-current liabilities	103
Total other liabilities	3,893
Total Liabilities	$5,488

LSP Portfolio Purchase Price	$10,583
(a)Goodwill arising from the acquisition of $3.802 billion is attributed to the value of the platform acquired, future customer growth and the expected benefits from combining the operations of the LSP Portfolio with NRG's existing businesses, a majority of which is expected to be deductible for tax purposes. Goodwill was preliminarily allocated to the Texas and East segments of $1.588 billion and $2.214 billion, respectively
(b)The allocation of goodwill and intangible assets to the Company’s reportable segments is anticipated to be finalized by the end of 2026

Measurement Period Adjustments
The following measurement period adjustments were recognized during the quarter ended June 30, 2026:

(In millions)	(Decrease)/Increase
Assets
Accounts receivable, net	$(2)
Prepayments and other current assets	6
Property, plant and equipment, net	33
Operating lease right-of-use assets, net	(16)
Goodwill	(64)
Deferred income taxes	34
Total decrease in assets	$(9)
Liabilities
Accounts payable	$22
Accrued expenses and other current liabilities	(2)
Deferred income taxes	(23)
Other non-current liabilities	(6)
Total decrease in liabilities	$(9)
Net change in assets	$—
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
Fair Value Measurement of LS Power Debt
The Company acquired $3.2 billion in aggregate principal of LS Power’s 7.250% Senior Secured Notes due 2032, Lightning Term Loan and Lightning Revolving Facility (together, the "Acquired LS Power Debt"), which were recorded at fair value as of the acquisition closing date. The excess of the acquisition date fair value over the principal amount was $100 million, which was recorded as a premium and amortized through interest expense. The 7.250% Senior Secured Notes were subsequently redeemed pursuant to a tender offer. The 7.250% Senior Secured Notes and Lightning Term Loan were classified as Level 2 and measured at fair value using observable market inputs based on interest rates at the acquisition closing date. For additional information, see Note 7, Long-term Debt and Finance Leases.
Fair Value Measurement of Derivatives Instruments
The fair values of derivatives assets and liabilities as of the acquisition closing date were as follows:

	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Derivatives assets	$1,050	$17	$1,004	$29
Derivatives liabilities	1,146	9	1,113	24
Refer to Note 5, Fair Value of Financial Instruments for discussion on derivative fair value measurements.
Supplemental Information
For the three and six months ended June 30, 2026, the LSP Portfolio contributed revenue and income before income taxes as follows:

(In millions)	Three months ended June 30, 2026	Six months ended June 30, 2026
Revenue(a)	$590	$1,071
Income before income taxes(b)	12	17
(a)The revenue reported does not include the effects of hedging, which are managed at the Company’s portfolio level and not separately for the business acquired in the LSP Portfolio acquisition
(b)Income before income taxes includes the impact of interest expense on the Acquired LS Power Debt

Supplemental Pro Forma Financial Information for the three and six months ended June 30, 2026 and 2025
The following table provides pro forma combined financial information of NRG and LSP Portfolio, after giving effect to the LSP Portfolio acquisition and related financing transactions as if they had occurred on January 1, 2025. The pro forma financial information has been prepared for illustrative and informational purposes only, and is not intended to project future operating results or be indicative of what the Company's financial performance would have been had the transactions occurred on the date acquired.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenue	$7,481	$7,179	$18,366	$16,248
Net income/(loss)	509	(177)	779	445
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
(viii)Income tax effect of the acquisition accounting adjustments and financing adjustments based on combined blended federal/state tax rate of 24.81% for all periods presented, and the impact of a one time benefit resulting from the acquisition.
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
The estimated carrying value and fair value of the Company’s long-term debt, including current portion, is as follows:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term debt, including current portion(a)	$23,388	$23,020	$16,565	$16,405
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company’s consolidated balance sheets

The fair value of the Company’s publicly-traded long-term debt, the Term Loan B and the Lightning Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair values of the T.H. Wharton TEF loan, the Cedar Bayou 5 TEF loan and the Greens Bayou 6 TEF loan are determined using discounted cash flow methodologies, and are classified as Level 3 within the fair value hierarchy. The estimated fair value of the borrowings under the Revolving Credit Facility approximates the carrying value because the interest rate vary with market interest rates, and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In millions)	Level 2	Level 3	Level 2	Level 3
Total long-term debt, including current portion	$21,087	$1,933	$16,033	$372
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	June 30, 2026
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$34	$—	$34	$—
Derivative assets:
Interest rate contracts	10	—	10	—
Foreign exchange contracts	12	—	12	—
Commodity contracts(a)	4,230	325	3,645	260
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	7
Total assets	$4,293	$325	$3,701	$260
Derivative liabilities:
Commodity contracts(a)	$4,094	$476	$3,364	$254
Consumer Financing Program	271	—	—	271
Total liabilities	$4,365	$476	$3,364	$525
(a)Excludes $553 million of derivative assets and $82 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

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
(a)Excludes $622 million of derivative assets and $138 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis
The following table reconciles, for the three and six months ended June 30, 2026 and 2025, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Beginning balance	$30	$49	$110	$39
Contracts added from LSP Portfolio acquisition	—	—	5	—
Contracts added from Texas Generation Portfolio acquisition	—	(91)	—	(91)
Total (losses)/gains realized/unrealized included in earnings	(32)	22	(134)	34
Purchases	10	37	22	37
Transfers into Level 3(b)	(1)	63	—	63
Transfers out of Level 3(b)	(1)	1	3	(1)
Ending balance	$6	$81	$6	$81
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$(31)	$5	$(104)	$47
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

The following table reconciles, for the three and six months ended June 30, 2026 and 2025, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Beginning balance	$(252)	$(207)	$(283)	$(203)
New contractual obligations	(60)	(81)	(86)	(113)
Settlements	42	31	102	67
Total losses included in earnings	(1)	—	(4)	(8)
Ending balance	$(271)	$(257)	$(271)	$(257)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The fair value of the Company’s contracts primarily consist of non-exchange traded contracts based on consensus pricing provided by independent pricing services. As of June 30, 2026, contracts valued with prices provided by models and other valuation techniques made up 6% of derivative assets and 12% of derivative liabilities.
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

The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$25	$16	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$1	$18	$5
Power Contracts	131	125	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	192	28
Capacity Contracts	22	19	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	54	625	331
RECs	18	35	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	370	18
FTRs	44	25	Discounted Cash Flow	Auction Prices ($ per MWh)	(74)	25,013	1
Power Options	20	34	Option Models	Volatilities	32%	694%	131%
Consumer Financing Program	—	271	Discounted Cash Flow	Collateral Default Rates	0.74%	43.50%	8.58%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.48%
			Discounted Cash Flow	Credit Loss Rates	6.53%	60.00%	17.70%
	$260	$525

	December 31, 2025
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$47	$40	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$17	$5
Power Contracts	168	64	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	125	29
Capacity Contracts	20	18	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	577	270
RECs	12	25	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	370	17
FTRs	22	11	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	19,100	0
Power Options	44	45	Option Models	Volatilities	22%	517%	110%
Consumer Financing Program	—	283	Discounted Cash Flow	Collateral Default Rates	1.18%	42.00%	7.86%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.52%
			Discounted Cash Flow	Credit Loss Rates	6.40%	60.00%	16.94%
	$313	$486

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of June 30, 2026 and December 31, 2025:

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
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of June 30, 2026, the credit reserve resulted in a $1 million increase in fair value, primarily within cost of operations. As of December 31, 2025, the credit reserve was immaterial.
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
Counterparty Credit Risk
The Company’s counterparty credit risk policies are disclosed in its 2025 Form 10-K. As of June 30, 2026, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.1 billion and NRG held collateral (cash and letters of credit) against those positions of $66 million, resulting in a Net Exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 55% of the Company’s exposure before collateral is expected to roll off by the end of 2027. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	77%
Financial institutions	23
Total as of June 30, 2026	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	74%
Non-investment grade/Non-Rated	26
Total as of June 30, 2026	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of June 30, 2026. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2026, aggregate credit risk exposure managed by NRG to these counterparties was approximately $625 million for the next five years.
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
As of June 30, 2026, the Company’s retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of June 30, 2026, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Derivatives
NRG is exposed to changes in interest rates through the Company’s issuance of debt. To mitigate the Company’s interest rate risk, NRG enters into interest rate derivatives, including swaps and treasury locks. As of June 30, 2026, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In February 2026, the Company entered into treasury locks with a total notional amount of $800 million which were fully terminated in March 2026.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company’s foreign exchange risk, NRG entered into foreign exchange contracts. As of June 30, 2026, NRG had foreign exchange contracts extending through 2030. The Company marks these derivatives to market through the consolidated statement of operations.

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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG’s open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2026 and December 31, 2025. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	June 30, 2026	December 31, 2025
Emissions	Short Ton	8	2
Renewable Energy Certificates	Certificates	13	13
Coal	Short Ton	5	8
Natural Gas	MMBtu	1,413	907
Power	MWh	34	103
Interest	Dollars	700	700
Foreign Exchange	Dollars	424	437
Consumer Financing Program	Dollars	1,293	1,354

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$1	$—	$—	$4
Interest rate contracts - long-term	9	—	—	—
Foreign exchange contracts - current	9	2	—	1
Foreign exchange contracts - long-term	3	1	—	2
Commodity contracts - current	2,982	1,991	2,917	1,997
Commodity contracts - long-term	1,248	1,141	1,177	935
Consumer Financing Program - current	—	—	168	184
Consumer Financing Program - long-term	—	—	103	99
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,252	$3,135	$4,365	$3,222
Deferred gains/losses on NPNS contracts - current	196	196	35	71
Deferred gains/losses on NPNS contracts - long-term	357	426	47	67
Deferred gains/losses on NPNS contracts(a)	$553	$622	$82	$138
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,805	$3,757	$4,447	$3,360
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of June 30, 2026
Interest rate contracts:
Derivative assets	$10	$—	$—	$10
Foreign exchange contracts:
Derivative assets	$12	$—	$—	$12
Commodity contracts:
Derivative assets	$4,783	$(3,574)	$(158)	$1,051
Derivative liabilities	(4,176)	3,574	139	(463)
Total commodity contracts	$607	$—	$(19)	$588
Consumer Financing Program:
Derivative liabilities	$(271)	$—	$—	$(271)
Total derivative instruments	$358	$—	$(19)	$339

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2025
Interest rate contracts:
Derivative liabilities	$(4)	$—	$—	$(4)
Foreign exchange contracts:
Derivative assets	$3	$(2)	$—	$1
Derivative liabilities	(3)	2	—	(1)
Total foreign exchange contracts	$—	$—	$—	$—
Commodity contracts:
Derivative assets	$3,754	$(2,724)	$(215)	$815
Derivative liabilities	(3,070)	2,724	137	(209)
Total commodity contracts	$684	$—	$(78)	$606
Consumer Financing Program:
Derivative liabilities	$(283)	$—	$—	$(283)
Total derivative instruments	$397	$—	$(78)	$319
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

(In millions)	Three months ended June 30,		Six months ended June 30,
Unrealized mark-to-market results	2026	2025	2026	2025
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges(a)	$181	$120	$147	$(98)
Reversal of acquired loss positions related to economic hedges	6	9	16	5
Net unrealized gains/(losses) on open positions related to economic hedges	102	(412)	(79)	141
Total unrealized mark-to-market gains/(losses) for economic hedging activities	289	(283)	84	48
Reversal of previously recognized unrealized losses on settled positions related to trading activity	4	3	4	2
Net unrealized (losses)/gains on open positions related to trading activity	(6)	11	(13)	8
Total unrealized mark-to-market (losses)/gains for trading activity	(2)	14	(9)	10
Total unrealized gains/(losses) - commodities and foreign exchange	$287	$(269)	$75	$58
(a)The three months ended June 30, 2026 and 2025, includes $38 million and $30 million, respectively, and the six months ended June 30, 2026 and 2025, includes $(13) million and $(53) million, respectively, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Total impact to statement of operations - interest rate contracts	$8	$(5)	$14	$(14)
Unrealized gains/(losses) included in revenues - commodities	$16	$13	$(33)	$(6)
Unrealized gains/(losses) included in cost of operations - commodities	266	(266)	98	84
Unrealized gains/(losses) included in cost of operations - foreign exchange	5	(16)	10	(20)
Total impact to statement of operations - commodities and foreign exchange	$287	$(269)	$75	$58
Total impact to statement of operations - Consumer Financing Program	$(1)	$—	$(4)	$(8)
The reversals of acquired loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the six months ended June 30, 2026, the $79 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas prices and CAISO and Alberta power prices.
For the six months ended June 30, 2025, the $141 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT power prices.
Credit Risk Related Contingent Features
Certain of the Company’s trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company’s credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company’s credit rating. The collateral potentially required for all contracts with adequate assurance clauses that were in a net liability position as of June 30, 2026 was $666 million. The Company is also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $357 million as of June 30, 2026. In the event of a downgrade in the Company’s credit rating and if called for by the counterparty, $61 million of additional collateral would be required for all contracts with credit rating contingent features as of June 30, 2026.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	June 30, 2026	December 31, 2025	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Senior Notes, due 2034	1,250	1,250	5.750
Senior Notes, due 2034	1,050	—	5.875
Senior Notes, due 2036	2,400	2,400	6.000
Senior Notes, due 2036	1,050	—	6.125
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2030	625	625	4.734
Senior Secured First Lien Notes, due 2031	500	—	4.955
Senior Secured First Lien Notes, due 2033	740	740	7.000
Senior Secured First Lien Notes, due 2035	625	625	5.407
Revolving Credit Facility	1,449	—	SOFR + 1.720
Term Loan B, due 2031	2,287	2,299	SOFR + 1.750
Term Loan B, due 2033	898	—	SOFR + 1.750
Tax-exempt bonds	466	466	4.000 - 4.750
T.H. Wharton TEF loan, due 2045	216	189	3.000
Cedar Bayou 5 TEF loan, due 2045	334	255	3.000
Greens Bayou 6 TEF loan, due 2045	146	90	3.000
Subtotal recourse debt	21,673	16,576
Non-recourse debt:
Lightning Term Loan, due 2031	1,719	—	SOFR + 2.000
Subtotal all Lightning non-recourse debt	1,719	—
Subtotal long-term debt (including current maturities)	23,392	16,576
Finance leases	45	24	various
Subtotal long-term debt and finance leases (including current maturities)	23,437	16,600
Less current maturities	(1,512)	(31)
Less debt issuance costs	(177)	(146)
Discounts, net of premiums	(4)	(11)
Total long-term debt and finance leases	$21,744	$16,412
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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of June 30, 2026, $784 million was issued under these facilities.
Credit Default Swap Facility
On July 21, 2026, the Company entered into a credit agreement, with commitments from lenders not to exceed $250 million, for the issuance of letters of credit to support normal business operations. As of July 31, 2026, there were no letters of credit issued under this facility.
Texas Development Projects
The T.H. Wharton TEF loan, due 2045, has been fully disbursed as of June 30, 2026. As of July 31, 2026, $344 million and $167 million of disbursements have occurred for the Cedar Bayou 5 TEF loan, due 2045 and Greens Bayou 6 TEF loan, due 2045, respectively (together with the T.H. Wharton TEF loan, due 2045, collectively the “TEF Loans”).
Receivables Securitization Facilities
On June 18, 2026, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, extend the scheduled termination date to June 17, 2027. As of June 30, 2026, there were $991 million in letters of credit issued under the Receivables Facility.
2032 Senior Notes
The Sustainability Performance Target was satisfied with respect to the year ended December 31, 2025. For additional information regarding the 2032 Senior Notes’ early redemption feature, see Note 12, Long-term Debt and Finance Leases, to the Company’s 2025 Form 10-K.
Non-recourse Debt
The following are descriptions of certain indebtedness of NRG’s subsidiaries, which are non-recourse debt to NRG.

Acquired LS Power Debt
On January 30, 2026 (the “Acquisition Closing Date”), in connection with the acquisition of the LSP Portfolio from LS Power, Lightning, an indirect, wholly-owned subsidiary of NRG as of such date, retained its 7.250% Senior Secured Notes due 2032, term loan and revolving loan facility. As of June 30, 2026, the 7.250% Senior Secured Notes due 2032 are no longer outstanding as discussed below.
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
In connection with the Tender Offer, $1.495 billion aggregate principal amount of Lightning 2032 Notes (or 99.670%) were tendered and repurchased by Lightning for an aggregate purchase price of $1.6 billion (plus accrued and unpaid interest to, but excluding, the applicable repurchase date). In addition, pursuant to the Consent Solicitation, Lightning obtained consents from the requisite holders of the Lightning 2032 Notes and, on April 29, 2026, Lightning, the Lightning Notes Trustee, and the relevant guarantors, entered into a supplemental indenture to the Lightning Indenture to effectuate the amendments described above.
Further, pursuant to the terms of the Lightning Indenture, on April 28, 2026, Lightning issued a notice of redemption to redeem (the “Redemption”) the remaining $5 million aggregate principal amount of the Lightning 2032 Notes at a redemption price of 101.375% (plus accrued and unpaid interest to, but excluding, the redemption date). The redemption of such notes occurred on May 14, 2026. In connection with the Tender Offer and Redemption, a $9 million loss on debt extinguishment was recorded.
Lightning Credit Facility
On the Acquisition Closing Date, Lightning remained party to a credit agreement (the “Lightning Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and various lenders and issuing banks from time to time party thereto. The Lightning Credit Agreement consists of a term loan in an original aggregate principal amount of $1.75 billion (the “Lightning Term Loan”) and revolving loan facility of $600 million (the “Lightning Revolving Facility”). The maturity date of the Lightning Term Loan and the Lightning Revolving Facility is August 16, 2031, and August 16, 2029, respectively. Interest on the Lightning Term Loan and revolving credit borrowings under the Lightning Revolving Facility accrues at a rate per annum equal to the SOFR rate plus a margin of 2.250%, and 2.000%, respectively, subject to leverage-based margin step-downs. As of June 30, 2026, the margin on the Lightning Term Loan and revolving credit borrowings under the Lightning Revolving Facility is 2.000%, and 1.750%, respectively, due to leveraged-based margin step-downs. As of June 30, 2026, there were no outstanding borrowings and there were $82 million in letters of credit issued under the Lightning Revolving Facility.

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
The summarized financial information for the Company’s consolidated VIE consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Accounts receivable, net and Other current assets	$2,470	$2,779
Current liabilities	156	155
Net assets	$2,314	$2,624

Note 9 — Changes in Capital Structure
As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG’s preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2025	650,000	199,828,615	(9,452,008)	190,376,607
Shares issued under LTIPs	—	1,461,185	—	1,461,185
Shares issued under ESPP	—	—	85,289	85,289
Shares repurchased	—	—	(5,865,179)	(5,865,179)
Shares issued for the acquisition of the LSP Portfolio	—	24,250,000	—	24,250,000
Retirement of treasury stock	—	(340,900)	340,900	—
Balance as of June 30, 2026	650,000	225,198,900	(14,890,998)	210,307,902
Shares issued under LTIPs	—	6,851	—	6,851
Shares repurchased	—	—	(104,270)	(104,270)
Balance as of July 31, 2026	650,000	225,205,751	(14,995,268)	210,210,483

Common Stock
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. During 2026, the Company repurchased shares under its $3.7 billion share repurchase program which began in 2023 and was completed during the quarter ended March 31, 2026. Upon completion of that program, the Company began repurchasing shares under the Board of Directors’ authorization approved on October 16, 2025, permitting up to $3.0 billion of share repurchases through 2028. Share repurchases under these programs are summarized below.

The following table summarizes the share repurchases made under the $3.7 billion authorization which was completed during the quarter ended March 31, 2026:

	Total number of shares purchased	Average price paid per share(a)	Amounts paid for shares purchased (in millions)
2023 Repurchases:
Open market repurchases	5,054,798	$39.56	$200
Repurchases made under the accelerated share repurchase agreements	17,676,142	(b)	950
Total Share Repurchases during 2023	22,730,940		$1,150	(c)
2024 Repurchases:
Repurchases made under the accelerated share repurchase agreements	1,163,230	(b)	—
Open market repurchases	10,562,333	$87.57	925
Total Share Repurchases during 2024	11,725,563		$925	(d)
2025 Repurchases:
Open market repurchases	9,971,620	$130.58	1,302
Shares received from the exercise of the Capped Call Options	224,585	$69.38	16	(e)
Total Share Repurchases during 2025	10,196,205		$1,318	(f)
2026 Repurchases:
Open market repurchases	1,146,900	$156.62	180
Shares repurchased from LS Power	771,080	$164.00	127	(g)
Total Share Repurchases during 2026 under the $3.7 billion authorization	1,917,980		$307
Total Share Repurchases under the $3.7 billion authorization	46,570,688	$79.43	$3,700
(a)The average price paid per share excludes excise tax owed and commissions and fees paid in connection with the share repurchases
(b)Under the November 6, 2023 accelerated share repurchase agreements, the Company received a total of 18,839,372 shares for an average price per share of $50.43, excluding the impact of the excise tax incurred. For additional information, refer to Note 15, Capital Structure, to the Company’s 2025 Form 10-K
(c)Excludes $10 million of excise tax accrued in 2023 which was paid in 2024
(d)Excludes $9 million of excise tax accrued in 2024 which was paid in 2025
(e)For further information on the Capped Call Options, see discussion below
(f)Excludes $11 million of excise tax accrued in 2025 which was paid in 2026
(g)The Company entered into a stock purchase agreement to repurchase 1,829,269 shares of NRG common stock from LS Power. 771,080 shares were repurchased under the $3.7 billion authorization, and the remaining 1,058,189 shares were repurchased under the $3.0 billion authorization

The following table summarizes the share repurchases made under the $3.0 billion authorization through July 31, 2026:

	Total number of shares purchased	Average price paid per share(a)	Amounts paid for shares purchased (in millions)
2026 Repurchases:
Shares repurchased from LS Power	1,058,189	$164.00	$176	(b)
Open market repurchases	2,889,010	$151.74	438	(c)
Total Share Repurchases during the six months ended June 30, 2026 under the $3.0 billion authorization	3,947,199		614	(d)
Open market repurchases July 1, 2026 through July 31, 2026	104,270	$136.23	14
Total Share Repurchases under the $3.0 billion authorization	4,051,469	$154.54	$628
(a)The average price paid per share excludes excise tax owed and commissions and fees paid in connection with the share repurchases
(b)The Company entered into a stock purchase agreement to repurchase 1,829,269 shares of NRG common stock from LS Power. 771,080 shares were repurchased under the $3.7 billion authorization, and the remaining 1,058,189 shares were repurchased under the $3.0 billion authorization
(c)Includes $1 million accrued as of June 30, 2026
(d)Excludes $7 million accrued for estimated excise tax for the six months ended June 30, 2026
Employee Stock Purchase Plan
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

NRG Common Stock Dividends
During the first quarter of 2026, NRG increased the annual dividend to $1.90 from $1.76 per share. A quarterly dividend of $0.475 per share was paid on the Company’s common stock during the three months ended June 30, 2026. On July 22, 2026, NRG declared a quarterly dividend on the Company’s common stock of $0.475 per share, payable on August 17, 2026 to stockholders of record as of August 3, 2026. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company’s common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
Retirement of Treasury Stock
During the six months ended June 30, 2026 and 2025, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG’s pool of authorized but unissued shares. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

	Total number of treasury shares retired	Average price per share	Carrying value of treasury shares retired (in millions)
2026 Retirements:
Shares retired during the first quarter of 2026	340,900	$116.00	$40
2025 Retirements:
Shares retired during the first quarter of 2025	3,070,996	$58.23	$179
Shares retired during the second quarter of 2025	2,443,610	73.01	178
Total shares retired during the six months ended June 30, 2025	5,514,606		$357
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”) to mitigate the impact of potential dilution of the Convertible Senior Notes. Each had a strike price of $40.63 per share, subject to certain adjustments, and effectively locked in a conversion premium of $257 million on the remaining $232 million balance of the Convertible Senior Notes. The Capped Calls were separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in stockholders’ equity. In the second quarter of 2024, the Company recorded $253 million as a reduction to additional paid-in capital and a $4 million loss to other income, net to account for the change in the value of the Capped Calls during the calculation period which began on May 31, 2024 and concluded on June 28, 2024. In the second quarter of 2025, the expiration date of the options was extended from June 1, 2025 to July 8, 2025.
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

Note 10 — Income/(Loss) Per Share
Basic income/(loss) per common share is computed by dividing net income/(loss) less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted income/(loss) per share under the treasury stock method for periods when there is net income. For the three and six months ended June 30, 2025, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock. The Company included the potential share settlements, if any, in the denominator for purposes of computing diluted income/(loss) per share under the if converted method. The potential shares settlements were calculated as the excess of the Company’s conversion obligation over the aggregate principal amount (which was settled in cash), divided by the average share price for the period. The Company settled all of the outstanding Convertible Senior Notes as of July 8, 2025.
NRG’s basic and diluted income/(loss) per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic income/(loss) per share:
Net income/(loss)	$506	$(104)	$631	$646
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net income/(loss) available for common stockholders	$489	$(121)	$597	$612
Weighted average number of common shares outstanding - basic	211	196	209	197
Income/(Loss) per weighted average common share — basic	$2.32	$(0.62)	$2.86	$3.11

Diluted income/(loss) per share:
Net income/(loss)	$506	$(104)	$631	$646
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	34	34
Net income/(loss) available for common stockholders	$489	$(121)	$597	$612
Weighted average number of common shares outstanding - basic	211	196	209	197
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	—	1	2
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	—	—	—	4
Weighted average number of common shares outstanding - dilutive	212	196	210	203
Income/(Loss) per weighted average common share — diluted	$2.31	$(0.62)	$2.84	$3.01
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

	Three months ended June 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,747	$3,512	$644	$587	$—	$(9)	$7,481
Operating expenses	2,335	2,866	526	300	30	(9)	6,048
Depreciation and amortization	123	134	7	216	14	—	494
Total operating cost and expenses	2,458	3,000	533	516	44	(9)	6,542
(Loss)/Gain on sale of assets	—	(6)	43	—	—	—	37
Operating income/(loss)	289	506	154	71	(44)	—	976
Other income, net	—	—	1	—	5	—	6
Loss on debt extinguishment	—	—	—	—	(9)	—	(9)
Interest expense	—	—	—	—	(310)	—	(310)
Income/(loss) before income taxes	289	506	155	71	(358)	—	663
Income tax expense	—	—	—	—	157	—	157
Net income/(loss)	$289	$506	$155	$71	$(515)	$—	$506
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$6	$3	$—	$—	$—	$—	$9

Other segment information
Capital expenditures	$288	$18	$1	$11	$20	$—	$338

	Three months ended June 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$2,846	$2,738	$644	$522	$—	$(10)	$6,740
Operating expenses	2,371	3,048	493	442	52	(10)	6,396
Depreciation and amortization	93	36	9	195	11	—	344
Total operating cost and expenses	2,464	3,084	502	637	63	(10)	6,740
Operating income/(loss)	382	(346)	142	(115)	(63)	—	—
Other income, net	(1)	—	—	—	6	—	5
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(148)	—	(148)
Income/(loss) before income taxes	381	(346)	142	(115)	(215)	—	(153)
Income tax benefit	—	—	—	—	(49)	—	(49)
Net income/(loss)	$381	$(346)	$142	$(115)	$(166)	$—	$(104)
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$6	$2	$2	$—	$—	$—	$10

Other segment information
Capital expenditures	$337	$5	$4	$7	$25	$—	$378

	Six months ended June 30, 2026
(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(b)	$5,140	$9,944	$1,508	$1,165	$—	$(20)	$17,737
Operating expenses	4,591	8,958	1,335	600	80	(20)	15,544
Depreciation and amortization	231	236	15	416	28	—	926
Total operating cost and expenses	4,822	9,194	1,350	1,016	108	(20)	16,470
(Loss)/Gain on sale of assets	—	(6)	43	—	—	—	37
Operating income/(loss)	318	744	201	149	(108)	—	1,304
Other income, net	—	—	(1)	(3)	50	—	46
Loss on debt extinguishment	—	—	—	—	(9)	—	(9)
Interest expense	—	—	—	—	(595)	—	(595)
Income/(loss) before income taxes	318	744	200	146	(662)	—	746
Income tax expense	—	—	—	—	115	—	115
Net income/(loss)	$318	$744	$200	$146	$(777)	$—	$631
(a) Includes result of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$18	$1	$1	$—	$—	$—	$20

Other segment information
Capital expenditures	$544	$41	$4	$13	$53	$—	$655

	Six months ended June 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$5,281	$7,315	$1,714	$1,033	$—	$(18)	$15,325
Operating expenses	4,386	6,887	1,483	705	71	(18)	13,514
Depreciation and amortization	176	73	18	381	22	—	670
Total operating cost and expenses	4,562	6,960	1,501	1,086	93	(18)	14,184
Loss on sale of assets	—	—	(7)	—	—	—	(7)
Operating income/(loss)	719	355	206	(53)	(93)	—	1,134
Other income, net	(1)	4	2	(8)	22	—	19
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(311)	—	(311)
Income/(loss) before income taxes	718	359	208	(61)	(392)	—	832
Income tax expense	—	—	—	—	186	—	186
Net income/(loss)	$718	$359	$208	$(61)	$(578)	$—	$646
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$13	$1	$4	$—	$—	$—	$18

Other segment information
Capital expenditures	$527	$5	$7	$8	$48	$—	$595
The following table summarizes balance sheet information by segment:

	As of June 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Goodwill(a)	$2,231	$2,935	$126	$3,523	$—	$—	$8,815
Total assets	14,516	23,472	2,829	7,072	29,809	(37,758)	39,940
(a) The goodwill associated with the acquisition of the LSP Portfolio has been preliminarily allocated to the Texas and East segments as of June 30, 2026

	As of December 31, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Goodwill	$643	$721	$130	$3,523	$—	$—	$5,017
Total assets	9,286	9,731	2,724	6,752	20,951	(20,304)	29,140

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions, except rates)	2026	2025	2026	2025
Income/(Loss) before income taxes	$663	$(153)	$746	$832
Income tax expense/(benefit)	157	(49)	115	186
Effective income tax rate	23.7%	32.0%	15.4%	22.4%
For the three months ended June 30, 2026, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences. For the six months ended June 30, 2026 the effective tax rate was lower than the statutory rate of 21%, primarily due to favorable permanent differences related to stock-based compensation and the remeasurement of state net operating losses as a result of the acquisition of the LSP Portfolio.

For the three months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax benefit and permanent differences. For the six months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBB”) was enacted into law. The OBBB includes changes to U.S. tax law applicable to NRG beginning in 2025. The impact of the OBBB on the Company’s condensed consolidated financial statements has been reflected in its current and deferred taxes, however, there is no material impact to the income tax expense/(benefit) for the periods presented.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed regulations and new guidance. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT for the three and six months ended June 30, 2026 and 2025.
Uncertain Tax Benefits
As of June 30, 2026, NRG had a non-current tax liability of $53 million for uncertain tax benefits from positions taken on various federal, state, and foreign income tax returns inclusive of accrued interest. For the six months ended June 30, 2026, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of June 30, 2026, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
The following table summarizes NRG’s material related party transactions with third-party affiliates:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenues from Related Parties Included in Revenue
Gladstone	$—	$—	$1	$1
Ivanpah(a)	14	12	35	24
Total	$14	$12	$36	$25
(a)Also includes fees under project management agreements with each project company

Note 14 — Commitments and Contingencies
Commitments
The Company disclosed its commitments in Note 22, Commitments and Contingencies, to the Company’s 2025 Form 10-K. As of June 30, 2026, the Company has entered into additional long-term contractual arrangements related to purchased energy commitments, including power purchases, gas transportation and storage, and fuel and transportation services. These contracts are not included in the consolidated balance sheet as of June 30, 2026.
As of June 30, 2026, the Company’s minimum commitments under such additional outstanding agreements are estimated as follows:

Period	(In millions)
2026	$20
2027	638
2028	565
2029	502
2030	378
Thereafter	625
Total	$2,728
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of June 30, 2026, counterparties’ net exposure to NRG of approximately $255 million on out-of-the-money hedges was secured by the first lien structure.
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
NYSPSC – Order to Show Cause — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited the offers of ESCOs for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. Subsequently, the NYSPSC issued an order referred to as the Clarification Order on

September 18, 2020 stating the Retail Reset Order applies only to prospective customer contracts. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG’s retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. NRG responded to the notices in February 2024 and on September 23, 2025, the NYSPSC issued a follow-up order further alleging separately that the NRG retail supplier responsible for selling natural gas to commercial and industrial customers had been improperly serving residential customers. On April 16, 2026, the NYSPSC approved a settlement agreement which resolved all outstanding claims and permitted NRG to maintain its eligibility to serve customers. The agreement requires NRG to: (i) establish a $50 million fund for distribution to certain legacy customers; (ii) offer those same customers a one-time opportunity to enroll on a special discounted 12-month rate; and (iii) distribute approximately $920 thousand to certain low-income customers. This matter was accrued for as of June 30, 2026.

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
Mercury and Air Toxics Standards (“MATS”) — On May 7, 2024, the EPA promulgated a final rule that amended the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that created a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty-three states have challenged this rule in the D.C. Circuit. On February 24, 2026, the EPA promulgated a final rule repealing the majority of the 2024 rule amending the MATS rule, which also has been challenged in the D.C. Circuit.
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intended to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas, which the Company completed by the end of 2025. However, PJM has requested that two coal-fueled units at Powerton continue to operate until at least September 2030 to address reliability concerns. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
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
As you read this discussion and analysis, refer to NRG’s condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2026 and 2025. Also refer to NRG’s 2025 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG’s business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, provides electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customer’s experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of June 30, 2026, the Company’s core power and natural gas business consists of approximately 25 GW of competitive power generation, including approximately 13 GW from the LSP portfolio, and a natural gas portfolio that serves approximately 1,900 MMDth annually.

Strategy
NRG’s strategy is to maximize shareholder value by delivering integrated energy and smart home solutions, supported by an owned generation fleet and a diversified supply strategy. The Company generates power and sells electricity and natural gas to residential, commercial, industrial, and wholesale customers in the markets it serves. The Company also provides smart home security and automation services that deepen customer relationships and support long-term engagement. NRG operates a customer-first platform that promotes reliability and affordability amid rapid transformation in the energy sector. The Company is advancing opportunities to meet growing demand, including from data centers, other large load customers, and electrification. This includes (i) flexible load products like demand response and virtual power plants (“VPP”), which help manage costs and improve affordability for customers, (ii) completing the Texas Development Projects, (iii) long-term, contract-backed generation and related infrastructure, supported by strategic partnerships with equipment manufacturers and engineering, procurement, and construction companies, and (iv) increasing capacity at existing facilities. The Company’s differentiated model is built to meet North America’s evolving needs while delivering affordable, reliable solutions for customers and long-term growth for shareholders. This strategy is intended to generate recurring cash flow, strengthen earnings and cost competitiveness, and reduce risk and volatility.
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
State and Provincial Energy Regulation
Maryland Legislation — On May 9, 2024, Maryland Governor Wes Moore signed Senate Bill (“SB”) 1 into law, which restricts the competitive retail electric and natural gas market in Maryland, affecting residential customers but not commercial and industrial customers. Key provisions of the law took effect on January 1, 2025. The legislation imposes a price cap on residential contracts tied to a trailing 12-month historical average of utility rates, with only a limited exception for renewable power products. Renewable products must now have their price pre-approved by the Maryland Public Service Commission and source their renewable electricity certificates from within the PJM region. The law also requires that any variable-price contract not contain a change in price more than once a year, except time-of-use contracts, and limits contract terms to 12 months. It requires affirmative consent for the renewal of customer contracts for renewable power products. The law also imposes licensing requirements on energy salespeople. While the law states that it does not impair existing contracts, the Maryland Public Service Commission has ruled that grandfathering of existing contracts will end as of December 31, 2025, and that suppliers must issue separate bills for their charges for all new and renewing contracts as of January 1, 2026. On October 1, 2024, Green Mountain Energy Company, NRG’s renewable electricity provider, along with a retail trade association to which NRG belongs, filed a lawsuit in federal court challenging the constitutionality of SB 1. On November 18, 2024, the trial court denied the plaintiffs’ motion for a preliminary injunction and plaintiffs appealed. On May 15, 2026, the Court of Appeals for the Fourth Circuit reversed the district court’s ruling in part and remanded the case with instructions to (i) enjoin the part of the law relating to renewable power products and (ii) conduct further proceedings on the constitutionality of required customer disclosures. The provisions mandating a price cap on non-renewable power products, limiting price changes throughout the year, restricting energy sales people, and billing customers separately were not impacted by the ruling and remain in effect while the litigation continues.
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
In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism (“PCM”), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain “guardrails” such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). In December 2024, the PUCT decided to shelve implementation of the PCM indefinitely. The Texas Legislature also directed the PUCT to implement a new ancillary service called Dispatchable Reliability Reserve Service (“DRRS”) to further increase ERCOT’s capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. In November 2025, ERCOT published an updated design proposal for DRRS that includes the ability for the PUCT to configure it to support resource adequacy through stronger financial incentives for dispatchable thermal generation. In July 2026, the PUCT approved an initial design that does not include a resource adequacy mechanism, but may further refine the final design of DRRS as part of the review of the reliability standard be the end of the year. The PUCT adopted a final rule to implement the firming requirement in December 2025, which requires new generation resources with signed interconnection agreements on or after January 1, 2027, to acquire additional capacity to meet a minimum requirement during low reserve hours on the ERCOT system.

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
NRG, through its subsidiaries, filed and received approval from the PUCT for loan proceeds for three separate projects, totaling more than 1,500 MWs of capacity. Specifically, on July 31, 2025, the Company entered into a $216 million loan agreement with the PUCT under the TEF to support the development of T.H. Wharton, a 415 MW facility. On September 26, 2025, the Company entered into a $562 million loan agreement with the PUCT under the TEF to support the development of Cedar Bayou 5, a 689 MW facility. Lastly, on November 20, 2025, the Company entered into a $370 million loan agreement with the PUCT under the TEF to support the development of Greens Bayou 6, a 443 MW facility. Cedar Bayou 5 and Greens Bayou 6 are currently under construction. Commercial operations at T.H. Wharton commenced on May 26, 2026. On June 17, 2026, the Company entered into a completion bonus grant agreement with the PUCT for T.H. Wharton for up to $54.72 million, to be paid in ten annual installments, subject to performance of the facility. T. H. Wharton’s first test period runs from June 1, 2026 through May 31, 2027, after which the Company will be eligible for its first grant payment.
Senate Bill 6 — On June 20, 2025, the Governor of Texas signed SB 6 into law, which includes various provisions that concern how both ERCOT, transmission and distribution utilities, and power generation companies plan for and serve large loads (defined as 75 MWs and above) in the ERCOT market. SB 6 improves load forecasting accuracy by requiring criteria for inclusion into the forecast and by requiring financial commitments upon a request for a large load customer seeking interconnection to begin engineering studies. In addition, SB 6 includes processes by which large loads should be required or incentivized to curtail their operations. At the same time, SB 6 establishes a PUCT regulatory procedure to minimize potential reliability and stranded-cost impacts that may be associated with new large load co-locations with power generators that were interconnected to ERCOT and operating as stand-alone generators as of September 1, 2025. Generators connected to the grid after this date are exempt from this procedure. Finally, SB 6 requires the PUCT to investigate revising the cost allocation and rate design that governs the ERCOT transmission system. The PUCT rulemaking process for these components of SB 6 is in progress. On March 27, 2026, the PUCT published its proposed rule relating to large load interconnection standards, which establishes the standards and criteria to interconnect a large load customer to the ERCOT system, as well as the financial security large load customers would need to provide. A final rule is anticipated by the end of the third quarter of 2026. ERCOT has also developed revisions to the interconnection study process to more efficiently review large load interconnection requests, which the PUCT approved on June 18, 2026.
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
PJM Base Residual Auction Revisions and Delay — In November 2024, at PJM’s request, FERC approved delays to future BRAs. The 2028/2029 BRA was the last delayed auction affected. On July 14, 2026, PJM announced the results of its BRA for the 2028/2029 delivery year. The price came in at the FERC-approved cap of $325/MW-day for the entire PJM footprint of which NRG cleared approximately 6,839 MW’s from the Company’s PJM generation fleet. NRG’s expected capacity revenues from the Company’s PJM generation fleet for the 2028/2029 delivery year is approximately $811 million.
PJM’s Reforms to Large Load Additions — On September 15, 2025, PJM began a formal stakeholder process called the Critical Issue Fast Path (“CIFP”) to address needed reforms to accommodate large load additions. On January 16, 2026, the National Energy Dominance Council within the White House released a Statement of Principles, signed by all 13 governors in the PJM region, urging PJM to address revenue certainty for new generation through an auction process for new capacity, allocate the costs of these new resources to data centers, improve load forecasting, and accelerate ongoing generation interconnection studies. Also on January 16, 2026, the PJM Board issued a decisional letter on the CIFP process. The Board letter directed PJM staff to implement changes to load forecasting, implement a bring your own new generation program and associated expedited interconnection track, initiate immediately a Reliability Backstop Auction to obtain commitments of additional generation for a longer term, and undertake a holistic review of the PJM markets to analyze how they can evolve to provide appropriate incentives for investment and performance. On February 27, 2026, PJM made two filings at FERC. In its first filing, PJM proposed an expedited interconnection track for up to ten qualified large load projects, which was approved by FERC on June 9, 2026. In its second filing, PJM proposed an extension of the price cap and price floor for all capacity auctions through the 2028/2029 and 2029/2030 delivery years, which was approved by FERC on April 28, 2026.
On May 27, 2026, PJM published a revised Reliability Backstop Procurement proposal in response to the January 16, 2026 Board directive. PJM proposes a one-time, transitional procurement of capacity through two parallel processes. On June 9, 2026, Charles River Associates, on behalf of PJM, issued a Request for Proposals to facilitate bilateral contracting between large loads and eligible supply, through March 2027. On July 27, 2026, the PJM Board issued a decisional letter on the Reliability Backstop Procurement proposal and directed PJM to make a filing at FERC to implement the necessary changes. Specifically, from September 30, 2026 through October 21, 2026, PJM will open a central procurement window to procure capacity for the approximately 6,800 MW shortfall identified in 2028/2029 BRA, with the selection process and release of results occurring from October 22, 2026 and December 2, 2026. On July 31, 2026, PJM filed at FERC to implement these changes, following an abbreviated stakeholder process. The implementation of these market changes could have material impacts on the PJM market.
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

Air
The CAA and related regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company’s facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS may become more stringent. In March 2024, the EPA increased the stringency of the PM2.5 NAAQS and numerous legal challenges were filed in the D.C. Circuit. In November 2025, the EPA asked the DC Circuit to vacate the March 2024 rule. On June 26, 2026, the D.C. Circuit upheld the March 2024 Rule denying the legal challenges and the EPA’s request to vacate the rule. The Company maintains a comprehensive compliance strategy to address continuing and new requirements. Complying with increasingly stringent requirements could require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economic. Significant changes to air regulatory programs affecting the Company are described below.
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
MATS — On May 7, 2024, the EPA promulgated a final rule that amended the MATS rule by, among other things, increasing the stringency of the filterable particulate matter standard at coal-burning units. The deadline for complying with this more stringent standard had been 2027. On April 8, 2025, the President signed a Proclamation that created a 2-year exemption for compliance beginning on July 8, 2027 and ending on July 8, 2029 for certain coal units including those owned by the Company. Twenty-three states have challenged this rule in the D.C. Circuit. On February 24, 2026, the EPA promulgated a final rule repealing the majority of the 2024 rule amending the MATS rule, which also has been challenged in the D.C. Circuit.

Water
The Company is required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. As with air quality regulations, federal and state water regulations have become more stringent and imposed new requirements.
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intended to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas, which the Company completed by the end of 2025. However, PJM has requested that two coal-fueled units at Powerton continue to operate until at least September 2030 to address reliability concerns. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
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
Illinois GHG Regulation — Illinois enacted the Climate and Equitable Jobs Act (“CEJA”) in 2021, which, among other things, established a schedule for eliminating GHGs from the production of electricity. CEJA required the Company’s EGUs in Illinois (including those recently acquired from LS Power) to retire on January 1, 2030 subject to certain reliability exceptions. However, on July 2, 2026, PJM invoked these reliability exceptions and extended the CEJA deadlines to May 31, 2031.
Houston Nonattainment for 2008 Ozone Standard — In 2022, the EPA changed the Houston area’s classification from Serious to Severe nonattainment for the 2008 Ozone Standard. Accordingly, Texas is required to develop a new control strategy and submit it to the EPA.

Virginia Rejoining the Regional Greenhouse Gas Initiative (“RGGI”) — On February 20, 2026, Virginia enacted legislation to rejoin the RGGI. During the second quarter of 2026, Virginia promulgated the implementing regulations, which require participation in RGGI as of July 1, 2026. Virginia’s decision to rejoin RGGI coincided with a significant increase in the price of RGGI allowances.

Significant Events
The following significant events have occurred during 2026 as further described within this Management’s Discussion and Analysis and the condensed consolidated financial statements:
Texas Energy Fund (TEF)
The Company achieved commercial operations at its first project, the 415 MW T.H. Wharton facility, in May 2026.
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
Capital Allocation
During the six months ended June 30, 2026, the Company completed $921 million of share repurchases at an average price of $156.52 per share. Through July 31, 2026, an additional $14 million of share repurchases were executed at an average price of $136.23 per share. See Note 9, Changes in Capital Structure for additional discussion.
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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of June 30, 2026, $784 million was issued under these facilities.
Lightning Notes and Lightning Tender Offer and Redemption
On the Acquisition Closing Date, Lightning remained the issuer of the Lightning 2032 Notes issued pursuant to the Lightning Indenture, by and among Lightning, Lightning’s subsidiaries that are guarantors from time to time party thereto, and the Lightning Notes Trustee.
During the second quarter of 2026, Lightning completed the Tender Offer and Redemption. For further discussion, see Note 7, Long-term Debt and Finance Leases.

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
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Revenue
Retail revenue	$6,686	$6,519	$167	$16,186	$14,735	$1,451
Energy revenue(a)	301	99	202	776	344	432
Capacity revenue(a)	392	61	331	631	108	523
Mark-to-market for economic hedging activities	18	(1)	19	(24)	(16)	(8)
Contract amortization	14	—	14	20	(5)	25
Other revenues(a)(b)	70	62	8	148	159	(11)
Total revenue	7,481	6,740	741	17,737	15,325	2,412
Operating Costs and Expenses
Cost of fuel	311	251	(60)	755	585	(170)
Purchased energy and other cost of sales(c)	4,849	4,541	(308)	12,546	10,723	(1,823)
Mark-to-market for economic hedging activities	(271)	282	553	(108)	(64)	44
Contract and emissions credit amortization(c)	6	3	(3)	23	28	5
Operations and maintenance	462	434	(28)	895	722	(173)
Other cost of operations	113	118	5	217	196	(21)
Cost of operations (excluding depreciation and amortization shown below)	5,470	5,629	159	14,328	12,190	(2,138)
Depreciation and amortization	494	344	(150)	926	670	(256)
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $93, $68, $180, and $133 respectively, which are included in depreciation and amortization shown separately above)	562	724	162	1,155	1,273	118
Acquisition-related transaction and integration costs	16	43	27	61	51	(10)
Total operating costs and expenses	6,542	6,740	198	16,470	14,184	(2,286)
Gain/(Loss) on sale of assets	37	—	37	37	(7)	44
Operating Income	976	—	976	1,304	1,134	170
Other Income/(Expense)
Other income, net	6	5	1	46	19	27
Loss on debt extinguishment	(9)	(10)	1	(9)	(10)	1
Interest expense	(310)	(148)	(162)	(595)	(311)	(284)
Total other expense	(313)	(153)	(160)	(558)	(302)	(256)
Income/(Loss) Before Income Taxes	663	(153)	816	746	832	(86)
Income tax expense/(benefit)	157	(49)	(206)	115	186	71
Net Income/(Loss)	$506	$(104)	$610	$631	$646	$(15)
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended June 30, 2026 and 2025
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2026 and 2025:

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2026	2025	Change %
Texas
ERCOT - Houston(a)	$37.01	$44.41	(17)%
ERCOT - North(a)	33.08	37.86	(13)%

East
NY J/NYC(b)	$52.09	$51.20	2%
NEPOOL(b)	52.78	45.85	15%
COMED (PJM)(b)	37.98	40.96	(7)%
PJM - West Hub(b)	65.46	52.75	24%
PJM - APS(b)	58.93	50.04	18%
PJM - DOMINION(b)	97.02	77.79	25%

West
MISO - Louisiana Hub(b)	$34.96	$48.40	(28)%
CAISO - SP15(b)	5.61	16.85	(67)%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change %
($/MMBtu)	$2.90	$3.44	(16)%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,699	$2,770	$636	$587	$(6)	$6,686
Energy revenue	14	287	—	—	—	301
Capacity revenue	—	392	6	—	(6)	392
Mark-to-market for economic hedging activities	—	14	—	—	4	18
Contract amortization	—	14	—	—	—	14
Other revenue(a)	34	35	2	—	(1)	70
Total revenue	2,747	3,512	644	587	(9)	7,481
Cost of fuel	(194)	(117)	—	—	—	(311)
Purchased energy and other cost of sales(b)(c)(d)	(1,692)	(2,565)	(538)	(60)	6	(4,849)
Mark-to-market for economic hedging activities	56	166	53	—	(4)	271
Contract and emissions credit amortization	(1)	(4)	(1)	—	—	(6)
Depreciation and amortization	(123)	(134)	(7)	(216)	(14)	(494)
Gross margin	$793	$858	$151	$311	$(21)	$2,092
Less: Mark-to-market for economic hedging activities, net	56	180	53	—	—	289
Less: Contract and emissions credit amortization, net	(1)	10	(1)	—	—	8
Less: Depreciation and amortization	(123)	(134)	(7)	(216)	(14)	(494)
Economic gross margin	$861	$802	$106	$527	$(7)	$2,289
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $859 million, $22 million and $228 million of TDSP expense in Texas, East and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	9,381	3,540	590	—	—	13,511
Business electricity sales volume (GWh)	10,234	11,398	2,890	—	—	24,522
Home natural gas sales volume (MDth)	—	5,724	10,615	—	—	16,339
Business natural gas sales volume (MDth)	—	358,740	46,000	—	—	404,740
Average retail Home customer count (in thousands)(a)	2,832	2,174	644	—	—	5,650
Ending retail Home customer count (in thousands)(a)	2,824	2,209	642	—	—	5,675
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,461	—	2,461
Ending Vivint Smart Home customer count (in thousands) (b)(c)	—	—	—	2,521	—	2,521
Power generation
GWh sold(d)	6,743	4,593	—	—	—	11,336
GWh generated
Coal	3,867	423	—	—	—	4,290
Gas	2,876	3,920	—	—	—	6,796
Oil	—	2	—	—	—	2
Renewables	—	—	—	—	—	—
Total	6,743	4,345	—	—	—	11,088
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 71 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned and tolled generation, excludes equity investments. Cottonwood lease ended in May 2025

	Three months ended June 30, 2025
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$2,779	$2,608	$615	$522	$(5)	$6,519
Energy revenue	15	64	20	—	—	99
Capacity revenue	—	55	6	—	—	61
Mark-to-market for economic hedging activities	—	3	(2)	—	(2)	(1)
Contract amortization	—	—	—	—	—	—
Other revenue(a)	52	8	5	—	(3)	62
Total revenue	2,846	2,738	644	522	(10)	6,740
Cost of fuel	(201)	(35)	(15)	—	—	(251)
Purchased energy and other cost of sales(b)(c)(d)	(1,645)	(2,332)	(511)	(55)	2	(4,541)
Mark-to-market for economic hedging activities	(6)	(391)	113	—	2	(282)
Contract and emissions credit amortization	(3)	2	(2)	—	—	(3)
Depreciation and amortization	(93)	(36)	(9)	$(195)	(11)	(344)
Gross margin	$898	$(54)	$220	$272	$(17)	$1,319
Less: Mark-to-market for economic hedging activities, net	(6)	(388)	111	—	—	(283)
Less: Contract and emissions credit amortization, net	(3)	2	(2)	—	—	(3)
Less: Depreciation and amortization	(93)	(36)	(9)	(195)	(11)	(344)
Economic gross margin	$1,000	$368	$120	$467	$(6)	$1,949
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $861 million, $66 million and $196 million of TDSP expense in Texas, East, and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	10,094	3,443	542	—	—	14,079
Business electricity sales volume (GWh)	10,137	11,055	2,742	—	—	23,934
Home natural gas sales volume (MDth)	—	6,218	8,565	—	—	14,783
Business natural gas sales volume (MDth)	—	308,979	40,580	—	—	349,559
Average retail Home customer count (in thousands)(a)	2,949	2,189	651	—	—	5,789
Ending retail Home customer count (in thousands)(a)	2,904	2,164	650	—	—	5,718
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,278	—	2,278
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,329	—	2,329
Power generation
GWh sold(d)	6,940	940	572	—	—	8,452
GWh generated
Coal	5,205	487	—	—	—	5,692
Gas	1,735	1	571	—	—	2,307
Oil	—	4	—	—	—	4
Renewables	—	—	1	—	—	1
Total	6,940	492	572	—	—	8,004
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 61 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned, tolled and leased generation, excludes equity investments

The following table represents the weather metrics for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
Weather Metrics	Texas	East(b)	West/Other(c)
2026
CDDs(a)	1,073	308	583
HDDs(a)	42	534	165
2025
CDDs	1,102	326	592
HDDs	49	568	195
10-year average
CDDs	1,035	319	569
HDDs	56	586	196
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
Gross margin increased $773 million and economic gross margin increased $340 million during the three months ended June 30, 2026, compared to the same period in 2025.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower gross margin due to the net effect of: •a 13%, or $101 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio •an increase in net revenue rates of $24 million, primarily driven by changes in customer term, product and mix	$(77)
Lower gross margin due to a decrease in load driven by changes in customer mix and attrition, as well as weather	(45)
Other	(17)
Decrease in economic gross margin	$(139)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	62
Decrease in contract and emissions credit amortization	2
Increase in depreciation and amortization	(30)
Decrease in gross margin	$(105)

East

(In millions)
Higher electric gross margin due to the net effect of: •an increase in net revenue rates of $160 million, primarily driven by changes in customer term, product and mix •a 3%, or $32 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio	$128
Higher electric gross margin primarily due to changes in customer mix and attrition, as well as an increase in load attributed to weather	25
Lower natural gas gross margin due to lower net revenue rates of $201 million, from changes in customer term, product, and mix, partially offset by lower supply costs of $140 million including the impact of transportation and storage contract optimization	(61)
Higher natural gas gross margin from an increase in load due to a change in customer mix	15
Higher gross margin due to an increase in capacity from the acquisition of the LSP Portfolio and at Midwest Generation	264
Higher gross margin due to an increase in demand response activities, including the acquisition of CPower and higher PJM auction prices in 2026	61
Other	2
Increase in economic gross margin	$434
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	568
Decrease in contract amortization	8
Increase in depreciation and amortization	(98)
Increase in gross margin	$912

West/Other

(In millions)
Lower electric gross margin due to lower net revenue rates of $38 million, partially offset by lower supply costs of $18 million and changes in customer mix of $7 million	$(13)
Other	(1)
Decrease in economic gross margin	$(14)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(58)
Decrease in contract amortization	1
Decrease in depreciation and amortization	2
Decrease in gross margin	$(69)

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $40 million and higher monthly revenue of $19 million	$59
Higher gross margin in home protection due to increased sales volume	4
Other	(3)
Increase in economic gross margin	$60
Increase in depreciation and amortization	(21)
Increase in gross margin	$39

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $572 million during the three months ended June 30, 2026, compared to the same period in 2025.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended June 30, 2026
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$—	$—	$—	$1	$1
Reversal of acquired gain positions related to economic hedges	—	(1)	—	—	(1)
Net unrealized gains on open positions related to economic hedges	—	15	—	3	18
Total mark-to-market gains in revenue	$—	$14	$—	$4	$18
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges(a)	$52	$73	$56	$(1)	$180
Reversal of acquired loss positions related to economic hedges	2	5	—	—	7
Net unrealized gains/(losses) on open positions related to economic hedges	2	88	(3)	(3)	84
Total mark-to-market gains in operating costs and expenses	$56	$166	$53	$(4)	$271
(a)Includes $38 million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended June 30, 2025
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
For the three months ended June 30, 2026, the $18 million gain in revenues from economic hedge positions was driven primarily by an increase in the value of open positions in East as a result of decreases in NYISO capacity prices. The $271 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period as well as an increase in the value of open positions in East as a result of increases in RGGI prices.

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
In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the three months ended June 30, 2026 and 2025. The realized and unrealized financial and physical trading results are included in revenue. The Company’s trading activities are subject to limits based on the Company’s Risk Management Policy.

	Three months ended June 30,
(In millions)	2026	2025
Trading (losses)/gains
Realized	$(10)	$(3)
Unrealized	(2)	14
Total trading (losses)/gains	$(12)	$11

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended June 30, 2026	$242	$137	$10	$74	$(1)	$462
Three months ended June 30, 2025	235	97	40	60	2	434
Operations and maintenance expense increased by $28 million for the three months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$105
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	(27)
Decrease in reserves primarily for legal matters in the East	(33)
Decrease due to timing of planned major maintenance expenditures at Powerton and in Texas	(19)
Decrease driven by lower retail operations costs	(4)
Increase driven by higher Vivint Smart Home operations costs	11
Other	(5)
Increase in operations and maintenance expense	$28
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Total
Three months ended June 30, 2026	$61	$50	$1	$1	$113
Three months ended June 30, 2025	70	44	3	1	118
Other cost of operations for the three months ended June 30, 2026 decreased by $5 million, when compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$12
Increase in gross receipts taxes due to higher revenue in the East	5
Decrease primarily due to changes in prior year ARO cost estimates	(20)
Other	(2)
Decrease in other cost of operations	$(5)

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Total
Three months ended June 30, 2026	$123	$134	$7	$216	$14	$494
Three months ended June 30, 2025	93	36	9	195	11	344

Depreciation and amortization increased by $150 million for the three months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$120
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	51
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(25)
Other	4
Increase in depreciation and amortization	$150
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended June 30, 2026	$201	$159	$29	$164	$9	$562
Three months ended June 30, 2025	211	151	35	326	1	724
Selling, general and administrative costs decreased by $162 million for the three months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Decrease in reserves primarily for legal matters settled in 2025	$(167)
Increase due to the acquisition of the LSP Portfolio in January 2026	6
Increase in broker fee and commissions expenses	6
Decrease in personnel costs	(13)
Other	6
Decrease in selling, general and administrative costs	$(162)
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $16 million and $43 million for the three months ended June 30, 2026 and 2025, respectively, include:

	Three months ended June 30,
(In millions)	2026	2025
LSP Portfolio acquisition costs	$3	$23
LSP Portfolio integration costs	10	—
Other acquisition and integration costs, primarily related to Vivint Smart Home	3	20
Acquisition-related transaction and integration costs	$16	$43
Interest Expense
Interest expense increased by $162 million for the three months ended June 30, 2026, compared to the same period in 2025. The incremental interest expense is primarily attributable to the LSP acquisition, including the borrowing to finance the acquisition, the assumption of Lightning debt, and the refinancing activity occurred during the three months ended June 30, 2026. For further discussion, see Note 4, Acquisitions and Note 7, Long-term Debt and Finance Leases.

Income Tax Expense/(Benefit)
For the three months ended June 30, 2026, income tax expense of $157 million was recorded on pre-tax income of $663 million. For the same period in 2025, an income tax benefit of $49 million was recorded on pre-tax loss of $153 million. The effective tax rates were 23.7% and 32.0% for the three months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026 the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences. For the same period in 2025, NRG's effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax benefit and permanent differences.

Management’s discussion of the results of operations for the six months ended June 30, 2026 and 2025
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2026 and 2025:

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2026	2025	Change %
Texas
ERCOT - Houston (a)	$33.02	$38.84	(15)%
ERCOT - North(a)	30.27	36.62	(17)%

East
NY J/NYC(b)	$93.38	$80.82	16%
NEPOOL(b)	87.73	77.34	13%
COMED (PJM)(b)	48.91	41.59	18%
PJM - West Hub(b)	84.42	56.46	50%
PJM - APS(b)	80.84	53.78	50%
PJM - DOMINION(b)	103.92	71.06	46%

West
MISO - Louisiana Hub(b)	$42.64	$47.77	(11)%
CAISO - SP15(b)	13.83	21.66	(36)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change %
($/MMBtu)	$3.97	$3.55	12%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the six months ended June 30, 2026 and 2025:

	Six months ended June 30, 2026
($ In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$5,034	$8,507	$1,498	$1,165	$(18)	$16,186
Energy revenue	22	754	—	—	—	776
Capacity revenue	—	631	6	—	(6)	631
Mark-to-market for economic hedging activities	—	(30)	—	—	6	(24)
Contract amortization	—	20	—	—	—	20
Other revenue(b)	84	62	4	—	(2)	148
Total revenue	5,140	9,944	1,508	1,165	(20)	17,737
Cost of fuel	(408)	(346)	(1)	—	—	(755)
Purchased energy and other cost of sales(c)(d)(e)	(3,186)	(8,007)	(1,248)	(112)	7	(12,546)
Mark-to-market for economic hedging activities	5	110	(1)	—	(6)	108
Contract and emissions credit amortization	(3)	(18)	(2)	—	—	(23)
Depreciation and amortization	(231)	(236)	(15)	$(416)	(28)	(926)
Gross margin	$1,317	$1,447	$241	$637	$(47)	$3,595
Less: Mark-to-market for economic hedging activities, net	5	80	(1)	—	—	84
Less: Contract and emissions credit amortization, net	(3)	2	(2)	—	—	(3)
Less: Depreciation and amortization	(231)	(236)	(15)	(416)	(28)	(926)
Economic gross margin	$1,546	$1,601	$259	$1,053	$(19)	$4,440
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $1.6 billion, $80 million and $501 million of TDSP expense in Texas, East, and West/Other, respectively
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	16,764	7,665	1,310	—	—	25,739
Business electricity sales volume (GWh)	19,098	22,391	6,021	—	—	47,510
Home natural gas sales volume (MDth)	—	28,109	43,100	—	—	71,209
Business natural gas sales volume (MDth)	—	892,225	104,296	—	—	996,521
Average retail Home customer count (in thousands)(a)	2,841	2,152	646	—	—	5,639
Ending retail Home customer count (in thousands)(a)	2,824	2,209	642	—	—	5,675
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,434	—	2,434
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,521	—	2,521
Power generation
GWh sold(d)	12,180	9,024	1	—	—	21,205
GWh generated
Coal	7,706	1,151	—	—	—	8,857
Gas	4,474	7,145	—	—	—	11,619
Oil	—	20	—	—	—	20
Renewables	—	—	1	—	—	1
Total	12,180	8,316	1	—	—	20,497
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 71 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned and tolled generation, excludes equity investments. Cottonwood lease ended in May 2025

	Six months ended June 30, 2025
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$5,166	$6,958	$1,587	$1,033	$(9)	$14,735
Energy revenue	22	222	101	—	(1)	344
Capacity revenue	—	95	14	—	(1)	108
Mark-to-market for economic hedging activities	—	(16)	—	—	—	(16)
Contract amortization	—	(5)	—	—	—	(5)
Other revenue(a)	93	61	12	—	(7)	159
Total revenue	5,281	7,315	1,714	1,033	(18)	15,325
Cost of fuel	(378)	(143)	(64)	—	—	(585)
Purchased energy and other cost of sales(b)(c)(d)	(3,166)	(6,084)	(1,387)	(91)	5	(10,723)
Mark-to-market for economic hedging activities	32	(83)	115	—	—	64
Contract and emissions credit amortization	(4)	(22)	(2)	—	—	(28)
Depreciation and amortization	(176)	(73)	(18)	$(381)	(22)	(670)
Gross margin	$1,589	$910	$358	$561	$(35)	$3,383
Less: Mark-to-market for economic hedging activities, net	32	(99)	115	—	—	48
Less: Contract and emissions credit amortization, net	(4)	(27)	(2)	—	—	(33)
Less: Depreciation and amortization	(176)	(73)	(18)	(381)	(22)	(670)
Economic gross margin	$1,737	$1,109	$263	$942	$(13)	$4,038
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.7 billion, $130 million and $619 million of TDSP expense in Texas, East and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	18,559	7,600	1,223	—	—	27,382
Business electricity sales volume (GWh)	19,065	22,150	5,656	—	—	46,871
Home natural gas sales volume (MDth)	—	32,858	43,669	—	—	76,527
Business natural gas sales volume (MDth)	—	809,558	94,650	—	—	904,208
Average retail Home customer count (in thousands)(a)	2,930	2,196	650	—	—	5,776
Ending retail Home customer count (in thousands)(a)	2,904	2,164	650	—	—	5,718
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,254	—	2,254
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,329	—	2,329
Power generation
GWh sold(d)	12,581	2,863	2,116	—	—	17,560
GWh generated
Coal	10,015	1,696	—	—	—	11,711
Gas	2,566	2	2,114	—	—	4,682
Oil	—	7	—	—	—	7
Renewables	—	—	2	—	—	2
Total	12,581	1,705	2,116	—	—	16,402
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 61 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned, tolled and leased generation, excludes equity investments

The following table represents the weather metrics for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
Weather Metrics	Texas	East(b)	West/Other(c)
2026
CDDs(a)	1,301	331	701
HDDs(a)	752	3,313	990
2025
CDDs	1,254	343	657
HDDs	1,063	3,325	1,376
10-year average
CDDs	1,163	342	626
HDDs	968	3,200	1,291
(a) National Oceanic and Atmospheric Administration-Climate Prediction Center - A Cooling Degree Day, or CDD, represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. A Heating Degree Day, or HDD, represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period
(b) The East weather metrics are comprised of the average of the CDD and HDD regional results for the Northeast and East-Midwest regions
(c) The West/Other weather metrics are comprised of the average of the CDD and HDD regional results for the West-California and West-South Central regions

Gross Margin and Economic Gross Margin
Gross margin increased $212 million and economic gross margin increased $402 million, both of which include intercompany sales, during the six months ended June 30, 2026, compared to the same period in 2025.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Lower gross margin due to the net effect of: •a 12%, or $178 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio •an increase in net revenue rates of $106 million, primarily driven by changes in customer term, product and mix	$(72)
Lower gross margin due to a decrease in load driven by changes in customer mix and attrition, as well as weather	(100)
Other	(19)
Decrease in economic gross margin	$(191)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(27)
Decrease in contract and emissions credit amortization	1
Increase in depreciation and amortization	(55)
Decrease in gross margin	$(272)

East

(In millions)
Higher electric gross margin due to the net effect of: •an increase in net revenue rates of $421 million, primarily driven by changes in customer term, product and mix •a 17%, or $407 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio	$14
Higher electric gross margin primarily due an increase in load driven by changes in customer mix and attrition, as well as an increase in load attributed to weather	38
Lower natural gas gross margin due to higher supply costs of $858 million including the impact of transportation and storage contract optimization, partially offset by higher net revenue rates of $775 million, from changes in customer term, product, and mix	(83)
Higher natural gas gross margin from an increase in load due to a change in customer mix	30
Higher gross margin due to an increase in capacity from the acquisition of the LSP Portfolio and Midwest Generation	414
Higher gross margin due to an increase in demand response activities, including the acquisition of CPower and higher PJM auction prices in 2026	87
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	(9)
Other	1
Increase in economic gross margin	$492
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	179
Decrease in contract amortization	29
Increase in depreciation and amortization	(163)
Increase in gross margin	$537

West/Other

(In millions)
Higher electric gross margin due to lower supply costs of $53 million and changes in customer mix of $15 million, partially offset by lower net revenue rates of $60 million	$8
Lower gross margin at Cottonwood driven by the termination of the facility lease in May 2025	(4)
Other	(8)
Decrease in economic gross margin	$(4)
Decrease in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	(116)
Decrease in depreciation and amortization	3
Decrease in gross margin	$(117)
Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $68 million and higher monthly revenue of $24 million	$92
Higher gross margin in home protection due to increased sales volume	20
Other	(1)
Increase in economic gross margin	$111
Increase in depreciation and amortization	(35)
Increase in gross margin	$76

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $36 million during the six months ended June 30, 2026, compared to the same period in 2025.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Six months ended June 30, 2026
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(28)	$—	$2	$(26)
Reversal of acquired gain positions related to economic hedges	—	(10)	—	—	(10)
Net unrealized gains on open positions related to economic hedges	—	8	—	4	12
Total mark-to-market losses in revenue	$—	$(30)	$—	$6	$(24)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges(a)	$9	$22	$144	$(2)	$173
Reversal of acquired loss positions related to economic hedges	1	25	—	—	26
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	63	(145)	(4)	(91)
Total mark-to-market gains/(losses) in operating costs and expenses	$5	$110	$(1)	$(6)	$108
(a)Includes $(13) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Six months ended June 30, 2025
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
For the six months ended June 30, 2026, the $24 million loss in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of open positions in East as a result of decreases in NYISO capacity prices. The $108 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, partially offset by a decrease in the value of open positions in West/Other as a result of decreases in natural gas price and CAISO and Alberta power prices.
For the six months ended June 30, 2025, the $16 million loss in revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in the value of open positions in East as a result of increases in Northeast power prices. The $64 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in the value of open positions in Texas as a result of increases in ERCOT power prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the six months ended June 30, 2026 and 2025. The realized and unrealized financial and physical trading results are included in revenue. The Company’s trading activities are subject to limits based on the Company’s Risk Management Policy.

	Six months ended June 30,
(In millions)	2026	2025
Trading (losses)/gains
Realized	$(8)	$1
Unrealized	(9)	10
Total trading (losses)/gains	$(17)	$11

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Six months ended June 30, 2026	$464	$264	$23	$145	$(1)	$895
Six months ended June 30, 2025	329	198	72	122	1	722
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Operations and maintenance expense increased by $173 million for the six months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$164
Increase due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	100
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	(46)
Decrease in reserves primarily for legal matters in the East	(33)
Decrease due to timing of planned major maintenance expenditures at Powerton and in Texas	(30)
Increase driven by higher Vivint Smart Home operations costs	18
Increase driven by higher retail operations costs	8
Other	(8)
Increase in operations and maintenance expense	$173
Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Total
Six months ended June 30, 2026	$115	$98	$2	$2	$217
Six months ended June 30, 2025	125	63	6	2	196
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Other cost of operations increased by $21 million for the six months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$19
Increase in gross receipts taxes due to higher revenue in the East	8
Decrease primarily due to changes in prior year ARO cost estimates	(4)
Other	(2)
Increase in other cost of operations	$21

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate	Total
Six months ended June 30, 2026	$231	$236	$15	$416	$28	$926
Six months ended June 30, 2025	176	73	18	381	22	670
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Depreciation and amortization increased by $256 million for the six months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$199
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	98
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(50)
Other	9
Increase in depreciation and amortization	$256
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Six months ended June 30, 2026	$420	$335	$58	$340	$2	$1,155
Six months ended June 30, 2025	416	294	67	489	7	1,273
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Selling, general and administrative costs decreased by $118 million for the six months ended June 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Decrease in reserves primarily for legal matters settled in 2025	$(184)
Increase due to the acquisition of the LS Power Portfolio in January 2026	11
Increase in broker fee and commissions expenses	20
Increase in marketing and media expenses	13
Increase in personnel costs	12
Other	10
Decrease in selling, general and administrative costs	$(118)
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $61 million and $51 million for the six months ended June 30, 2026 and 2025, respectively, include:

	Six months ended June 30,
(In millions)	2026	2025
LSP Portfolio acquisition costs	$41	$23
LSP Portfolio integration costs	14	—
Other acquisition and integration costs, primarily related to Vivint Smart Home	6	28
Acquisition-related transaction and integration costs	$61	$51

Other Income, net
Other income, net increased by $27 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by higher interest income.
Interest Expense
Interest expense increased by $284 million for the six months ended June 30, 2026, compared to the same period in 2025. The incremental interest expense is primarily attributable to the LSP acquisition, including the borrowing to finance the acquisition, the assumption of Lightning debt, and the refinancing activity occurred during the six months ended June 30, 2026. For further discussion, see Note 4, Acquisitions and Note 7, Long-term Debt and Finance Leases.
Income Tax Expense
For the six months ended June 30, 2026, an income tax expense of $115 million was recorded on a pre-tax income of $746 million. For the same period in 2025, income tax expense of $186 million was recorded on pre-tax income of $832 million. The effective tax rates were 15.4% and 22.4% for the six months ended June 30, 2026 and 2025, respectively.
For the six months ended June 30, 2026, NRG’s effective tax rate was lower than the statutory rate of 21%, primarily due to favorable permanent differences related to stock-based compensation and the remeasurement of state net operating losses as a result of the acquisition of the LSP portfolio. For the same period in 2025, NRG’s effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2026 and December 31, 2025, NRG’s total liquidity, excluding funds deposited by counterparties, of approximately $5.3 billion and $9.6 billion, respectively, was comprised of the following:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$162	$4,708
Restricted cash - operating	13	12
Restricted cash - reserves(a)	37	18
Total	212	4,738
Total availability under Revolving Credit Facility and collective collateral facilities(b)	5,068	4,890
Total liquidity, excluding funds deposited by counterparties	$5,280	$9,628
(a) Includes reserves primarily for capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $9.0 billion and $7.7 billion as of June 30, 2026 and December 31, 2025, respectively

As of June 30, 2026, total liquidity, excluding funds deposited by counterparties, was approximately $5.3 billion, which is $4.3 billion lower than December 31, 2025, primarily driven by funding of the acquisition of generation assets and CPower from LS Power. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2026 were predominantly held in bank deposits.
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

Liquidity
The principal sources of liquidity for NRG’s operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations and financing arrangements. As described in Note 7, Long-term Debt and Finance Leases, to this Form 10-Q, the Company’s financing arrangements consist mainly of the Senior Notes, Senior Secured First Lien Notes, Senior Credit Facility, Lightning Term Loan, Lightning Revolving Facility, Receivables Facility, tax-exempt bonds, and TEF Loans. The Company also issues letters of credit through bilateral letter of credit facilities and the pre-capitalized trust securities facility.

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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of June 30, 2026, $784 million was issued under these facilities. As of July 31, 2026, $1.1 billion was issued under these facilities.
Credit Default Swap Facility
On July 21, 2026, the Company entered into a credit agreement, with commitments from lenders not to exceed $250 million, for the issuance of letters of credit to support normal business operations. As of July 31, 2026, there were no letters of credit issued under this facility.
Revolving Credit Facility
As of June 30, 2026, $1.4 billion of borrowings were outstanding and there were $197 million in letters of credit issued under the Revolving Credit Facility. As of July 31, 2026, $469 million of borrowings were outstanding and there were $200 million in letters of credit issued under the Revolving Credit Facility.
Receivables Securitization Facilities
On June 18, 2026, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, extend the scheduled termination date to June 17, 2027. As of June 30, 2026, there were no outstanding borrowings and there were $991 million in letters of credit issued under the Receivables Facility. As of July 31, 2026, $700 million of borrowings were outstanding and there were $1.2 billion in letters of credit issued under the Receivables Facility.
Lightning Notes and Lightning Tender Offer and Redemption
On the Acquisition Closing Date, Lightning remained the issuer of the Lightning 2032 Notes issued pursuant to the Lightning Indenture, by and among Lightning, Lightning’s subsidiaries that are guarantors from time to time party thereto, and the Lightning Notes Trustee.
During the second quarter of 2026, Lightning completed the Tender Offer and Redemption. For further discussion, see Note 7, Long-term Debt and Finance Leases.

Lightning Credit Facility
On the Acquisition Closing Date, Lightning remained party to the Lightning Credit Agreement with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and various lenders and issuing banks from time to time party thereto. The Lightning Credit Agreement consists of the Lightning Term Loan and the Lightning Revolving Facility. As of June 30, 2026, there were no outstanding borrowings and there were $82 million in letters of credit issued under the Lightning Revolving Facility. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Market Operations
The Company’s market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2026, market operations had total cash collateral outstanding of $441 million and $2.5 billion outstanding in letters of credit to third parties primarily to support its market activities. As of June 30, 2026, total funds deposited by counterparties were $167 million in cash and $308 million of letters of credit.
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
As of June 30, 2026, counterparties’ net exposure to NRG of approximately $255 million on out-of-the-money hedges was secured by the first lien structure.

Capital Expenditures
The following table summarizes the Company’s capital expenditures for maintenance, environmental and investments and integration for the six months ended June 30, 2026, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$115	$13	$416	$544
East	34	—	7	41
West/Other	2	—	2	4
Vivint Smart Home	11	—	2	13
Corporate	11	—	42	53
Total cash capital expenditures for the six months ended June 30, 2026	$173	$13	$469	$655
Integration operating expenses and cost to achieve	—	—	48	48
Investments	—	—	99	99
Total cash capital expenditures and investments for the six months ended June 30, 2026	$173	$13	$616	$802

Estimated cash capital expenditures and investments for the remainder of 2026	292	2	1,148	1,442
Estimated full year 2026 cash capital expenditures and investments	$465	$15	$1,764	$2,244
Investments and Integration for the six months ended June 30, 2026 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2026 through 2030 required to comply with environmental laws will be approximately $39 million, primarily driven by the cost of complying with ELG at the Company’s coal units in Texas.

Share Repurchases
During the six months ended June 30, 2026, the Company completed $921 million of share repurchases at an average price of $156.52 per share. Through July 31, 2026, an additional $14 million of share repurchases were executed at an average price of $136.23 per share. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2026, NRG increased the annual dividend to $1.90 from $1.76 per share. A quarterly dividend of $0.475 per share was paid on the Company’s common stock during the three months ended June 30, 2026. On July 22, 2026, NRG declared a quarterly dividend on the Company’s common stock of $0.475 per share, payable on August 17, 2026 to stockholders of record as of August 3, 2026. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG’s pro-rata share of non-recourse debt was approximately $461 million as of June 30, 2026. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2025 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and six months ended June 30, 2026.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2026 and 2025, respectively:

	Six months ended June 30,
(In millions)	2026	2025	Change
Cash provided by operating activities	$948	$1,306	$(358)
Cash used in investing activities	(7,709)	(1,082)	(6,627)
Cash provided by/(used in) financing activities	2,140	(755)	2,895

Cash provided by operating activities
Changes to cash provided by operating activities were driven by:

(In millions)
Increase in working capital primarily due to timing of receipts partially offset by lower gas volumes in Accounts payable	$186
Changes in Cash collateral in support of risk management activities due to change in commodity prices	(183)
Decrease in working capital related to Inventory primarily driven by an increase in fuel and materials	(172)
Decrease in Net Income adjusted for derivatives and other non-cash items	(145)
Decrease in other working capital	(44)
$(358)
Cash used in investing activities
Changes to cash used in investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions primarily due to the LSP Portfolio in January 2026	$(6,515)
Decrease due to proceeds from insurance recoveries for Property, plant and equipment, net in 2025	(100)
Increase in capital expenditures	(60)
Increase in proceeds from sale of assets	38
Increase due to higher sales of emissions allowances, net of purchases	10
$(6,627)
Cash provided by/(used in) financing activities
Changes to cash provided by/(used in) financing activities were driven by:

(In millions)
Increase due to proceeds from issuance of long-term debt in 2026	$3,652
Decrease due to higher repayments of long-term debt	(1,609)
Increase due to higher proceeds from credit facilities, including for the acquisition of the LSP Portfolio	1,314
Decrease primarily due to higher payments for share repurchase activities in 2026	(350)
Decrease primarily due to higher deferred debt issuance costs	(62)
Increase in payments of dividends primarily due to common stock	(28)
Decrease in net receipts from settlement of acquired derivatives	(22)
$2,895

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2026, the Company had domestic pre-tax book income of $715 million and foreign pre-tax book income of $31 million. As of December 31, 2025, the Company had cumulative U.S. federal NOL carryforwards of $6.6 billion, of which $5.1 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $392 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $58 million indefinite carryforward for interest deductions, as well as $288 million of tax credits, inclusive of $92 million CAMT credits to be utilized in future years. As a result of the Company’s tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments of up to $90 million in 2026. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT for the six months ended June 30, 2026.
As of June 30, 2026, the Company has $48 million of tax-effected uncertain federal, state, and foreign tax benefits, for which the Company has recorded a non-current tax liability of $53 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
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
On July 4, 2025, OBBB was enacted into law. The OBBB includes changes to U.S. tax law applicable to NRG beginning in 2025, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impact of the OBBB on the Company’s consolidated financial statements has been reflected in its current and deferred taxes, however, there is no material impact to the income tax expense/(benefit) for the periods presented.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of June 30, 2026 and December 31, 2025, NRG recorded a net deferred tax asset, excluding valuation allowance, of $1.9 billion and $2.0 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of June 30, 2026 and December 31, 2025 as discussed below.
NOL Carryforwards — As of June 30, 2026, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.4 billion and $326 million, respectively. The Company estimates it will generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $104 million.
Valuation Allowance — As of June 30, 2026 and December 31, 2025, the Company’s tax-effected valuation allowance was $146 million and $150 million, respectively consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of June 30, 2026, the Company’s outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG’s current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	Six months ended June 30, 2026
Revenue(a)	$15,460
Operating income(b)	813
Total other expense	(445)
Income before income taxes	367
Net income	260
(a)Intercompany transactions with Non-Guarantors of $6 million during the six months ended June 30, 2026
(b)Intercompany transactions with Non-Guarantors including cost of operations of $(70) million and selling, general and administrative of $216 million during the six months ended June 30, 2026

The following table presents the summarized balance sheet information:

(In millions)	As of June 30, 2026
Current assets(a)	$7,222
Property, plant and equipment, net	5,028
Non-current assets	22,300
Current liabilities(b)	8,706
Non-current liabilities	22,072
(a)Includes intercompany receivables due from Non-Guarantors of $767 million as of June 30, 2026
(b)Includes intercompany payables due to Non-Guarantors of $26 million as of June 30, 2026

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
The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of June 30, 2026, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2026. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2025(a)	$397
Contracts realized or otherwise settled during the period	215
LSP Portfolio contracts acquired during the period	(96)
Other changes in fair value	(158)
Fair Value of Contracts as of June 30, 2026(a)	$358
(a)As of December 31, 2025 and June 30, 2026, respectively, includes $484 million and $471 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Fair Value of Contracts as of June 30, 2026
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains(a)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(100)	$(47)	$(2)	$(2)	$(151)
Level 2	180	102	15	6	303
Level 3	(173)	(109)	(2)	19	(265)
Total	$(93)	$(54)	$11	$23	$(113)
(a)Excludes $471 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company’s derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q,

NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s Risk Management Policy places a limit on one-day holding period VaR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG’s hedging activity. As of June 30, 2026, NRG’s net derivative asset was $358 million, a decrease to total fair value of $39 million as compared to December 31, 2025. This decrease was primarily driven by losses in fair value and the LSP Portfolio contracts acquired, partially offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would result in a change of approximately $879 million in the net value of derivatives as of June 30, 2026.

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
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio. The acquisition has been recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. NRG describes the fair value measurements resulting from the acquisition in Note 4, Acquisitions.
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
The following table summarizes average, maximum and minimum VaR for NRG’s commodity portfolio, calculated using the VaR model for the three and six months ended June 30, 2026 and 2025. The VaR increase is primarily due to the addition of new generation assets during the first quarter of 2026.

(In millions)	2026	2025
VaR as of June 30,	$82	$60
Three months ended June 30,
Average	$87	$64
Maximum	108	74
Minimum	73	49
Six months ended June 30,
Average	$88	$59
Maximum	110	74
Minimum	57	47
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $103 million, as of June 30, 2026, primarily driven by asset-backed and risk management transactions.
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
Counterparty Credit Risk
The Company’s counterparty credit risk policies are disclosed in its 2025 Form 10-K. As of June 30, 2026, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $1.1 billion and NRG held collateral (cash and letters of credit) against those positions of $66 million, resulting in a Net Exposure of $1.1 billion. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 55% of the Company’s exposure before collateral is expected to roll off by the end of 2027. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	77%
Financial institutions	23
Total as of June 30, 2026	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	74%
Non-investment grade/Non-Rated	26
Total as of June 30, 2026	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of June 30, 2026. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2026, aggregate credit risk exposure managed by NRG to these counterparties was approximately $625 million for the next five years.
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
As of June 30, 2026, the Company’s retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company’s activities and in the management of the Company’s assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG’s retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of June 30, 2026, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.4 billion and a 1.00 MMBtu/MWh decrease in Heat Rates for Heat Rate positions would result in an increase in margin collateral posted of approximately $383 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2026.
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
NRG has both short and long-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2026, a 1% change in variable interest rates would result in a $56 million change in interest expense on a rolling twelve-month basis.
As of June 30, 2026, the fair value and related carrying value of the Company’s debt was $23.0 billion and $23.4 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt as of June 30, 2026 by $1.1 billion.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of June 30, 2026, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $424 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of June 30, 2026 would have resulted in a decrease of $2 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings to which NRG is a party through June 30, 2026, see Note 14, Commitments and Contingencies and Note 15, Regulatory Matters, to this Form 10-Q.

ITEM 1A — RISK FACTORS
During the six months ended June 30, 2026, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s 2025 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG’s common stock during the quarter ended June 30, 2026.

For the three months ended June 30, 2026	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)
Month #1
(April 1, 2026 to April 30, 2026)	2,157,926	$156.52	2,157,926	$2,486
Month #2
(May 1, 2026 to May 31, 2026)	685,186	$137.42	685,186	$2,392
Month #3
(June 1, 2026 to June 30, 2026)	45,898	$140.66	45,898	$2,386
Total at June 30, 2026	2,889,010	$151.74	2,889,010
(a)Includes share repurchases under the $3.0 billion repurchase authorization. For further discussion, see Note 9, Changes in Capital Structure
(b)The average price paid per share excludes excise tax owed and commissions and fees paid in connection with the share repurchases
(c)Includes commissions and fees paid in connection with the share repurchases

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2026, the following directors or officers of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K, as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Dak Liyanearachchi	Executive Vice President, Chief Technology Officer	6/1/2026	Rule 10b5-1 Trading Arrangement	Up to 26,156 shares to be Sold	1/4/2027-6/30/2027	N/A
G. Alfred Spencer	Senior Vice President, Chief Accounting Officer	6/5/2026	Rule 10b5-1 Trading Arrangement	Up to 14,900b) shares to be Sold	9/4/2026-5/31/2027	N/A
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
4.2
Third Supplemental Indenture, dated April 28, 2026, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, containing Form of 5.875% Senior Notes due 2034 and Form of 6.125% Senior Notes due 2036.
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
10.2
Amendment No. 8 to Receivables Loan and Servicing Agreement, dated as of June 18, 2026, by and among NRG Retail LLC, as Servicer, NRG Receivables LLC, as Borrower, NRG Energy, Inc., as Performance Guarantor, the Conduit Lenders, Committed Lenders, Facility Agents and LC Issuers party thereto, and Royal Bank of Canada, as administrative Agent, and attached thereto a clean, conformed copy of the Receivables Loan and Servicing Agreement.
Filed herewith.
10.3*	Employment Agreement, dated April 30, 2026, by and between NRG Energy, Inc. and Robert J. Gaudette.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K/A filed on April 30, 2026.
10.4*	Transition and Retirement Agreement, dated April 30, 2026, by and between NRG Energy, Inc. and Lawrence S. Coben.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K/A filed on April 30, 2026.
10.5*	NRG Energy, Inc. 2026 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form S-8 filed on April 30, 2026.
10.6*	Relative Performance Stock Unit Agreement, dated April 30, 2026, between NRG Energy, Inc. and Robert J. Gaudette.	Filed herewith.
22.1	List of Guarantor Subsidiaries.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Robert J. Gaudette.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Woo-Sung Chung.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of G. Alfred Spencer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because it’s Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
*     Exhibits relate to compensation arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ ROBERT J. GAUDETTE	Date: August 4, 2026
Robert J. Gaudette
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG	Date: August 4, 2026
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER	Date: August 4, 2026
G. Alfred Spencer
Chief Accounting Officer (Principal Accounting Officer)