Form 10-Q
period 2026-09-30
NRG ENERGY, INC.
filed 2026-11-09
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarterly Period Ended:	September 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney Street	Houston	Texas	77010
(Address of principal executive offices)			(Zip Code)
(713) 537-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01	NRG	New York Stock Exchange
Common Stock, par value $0.01	NRG	NYSE Texas
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
Yes ☐       No ☒
As of October 31, 2026, there were 210,021,280 shares of common stock outstanding, par value $0.01 per share.

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
•NRG’s ability to successfully complete pending or future acquisitions and divestitures on the anticipated terms and timing, including obtaining any required approvals and consents, and realize the expected benefits of such transactions;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2025
ACE	Affordable Clean Energy
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
AESO	Alberta Electric System Operator
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
BTU	British Thermal Unit
Business	NRG Business, which serves business customers
CAA	Clean Air Act
CAISO	California Independent System Operator
CAMT	15% Corporate Alternative Minimum Tax enacted by the IRA on August 16, 2022
CDD	Cooling Degree Day
Cedar Bayou 5	Cedar Bayou Unit 5 generation facility, a 689 MW natural gas-fueled combined cycle plant
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
Company	NRG Energy, Inc.
Convertible Senior Notes	NRG’s unsecured 2.750% Convertible Senior Notes due 2048, which were redeemed on July 8, 2025
Cottonwood	Cottonwood Generating Station, a 1,139 MW natural gas-fueled plant. NRG leased and operated the plant through May 2025
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOJ	U.S. Department of Justice
Dth	Dekatherms
Economic gross margin	Sum of retail revenue, energy revenue, capacity revenue and other revenue, less cost of fuel, purchased energy and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines which are EPA regulations issued under the federal Clean Water Act
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
Green Mountain Energy	Green Mountain Energy Company
Greens Bayou 6	Greens Bayou Unit 6 generation facility, a 443 MW natural gas-fueled peaker plant
GW	Gigawatts
GWh	Gigawatt Hours
HDD	Heating Degree Day

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat Rates can be expressed as either gross or net Heat Rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh
Home	NRG Home, which serves residential customers
ICE	Intercontinental Exchange
IESO	Independent Electricity System Operator
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
Ivanpah	Ivanpah Solar Electric Generation Station, a 385 MW solar thermal power plant located in California’s Mojave Desert in which NRG owns 54.5% interest
kWh	Kilowatt-hours
LS Power	LS Power Equity Advisors, LLC
LSP Portfolio	The portfolio of natural gas and dual fuel generation and other assets from LS Power
LTIPs	Collectively, the NRG Energy, Inc. 2026 Long-Term Incentive Plan (“LTIP”), the NRG Energy, Inc. Amended and Restated LTIP, and the NRG Energy, Inc. 2020 Omnibus Incentive Plan (Legacy Vivint)
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MMDth	Million Dekatherms
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Revenue Rates	Sum of retail revenues less TDSP transportation charges
Nodal	Nodal Exchange is a derivatives exchange
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Receivables	NRG Receivables LLC, a wholly-owned indirect subsidiary of the Company
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OECD	Organization for Economic Cooperation and Development
PJM	PJM Interconnection, LLC
PM2.5	Particulate Matter that has a diameter of less than 2.5 micrometers
Powerton	Powerton power plant, a 1,538 MW coal-fueled plant
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Receivables Facility
The Company’s $2.3 billion accounts receivables securitization facility due 2027, which was last amended on June 18, 2026, which is maintained through NRG Receivables LLC, a bankruptcy remote, special purpose, wholly-owned indirect subsidiary of the Company

RECs	Renewable Energy Certificates
Renewable PPA	A third-party PPA entered into directly with a renewable generation facility for the offtake of the RECs or other similar environmental attributes generated by such facility, coupled with the associated power generated by that facility

Revolving Credit Facility	The Company’s $4.6 billion revolving credit facility due 2029, which was last amended on May 27, 2025
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RTO	Regional Transmission Organization, also referred to as ISOs
SEC	U.S. Securities and Exchange Commission
Senior Credit Facility	NRG’s senior secured credit facility, comprised of the Revolving Credit Facility and the Term Loan B Facility
Senior Notes	As of September 30, 2026, NRG’s $12.0 billion outstanding Unsecured Senior Notes as listed in Note 7, Long-term Debt and Finance Leases
Senior Secured First Lien Notes	As of September 30, 2026, NRG’s $3.9 billion outstanding Senior Secured First Lien Notes as listed in Note 7, Long-term Debt and Finance Leases
Series A Preferred Stock
As of September 30, 2026, NRG’s Series A Preferred Stock consists of 650,000 outstanding shares of the 10.25% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, with a $1,000 liquidation preference per share

SO2	Sulfur Dioxide
SOFR	Secured overnight financing rate
TCJA	The Tax Cuts and Jobs Act of 2017
TDSP	Transmission/distribution service provider
TEF	Texas Energy Fund
Texas Generation Portfolio	The acquisition of a portfolio of power generation facilities and other assets from Rockland Capital, LLC
T.H. Wharton	T.H. Wharton generation facility includes a 1,002 MW natural gas-fueled plant and an additional 415 MW natural gas-fueled peaker plant, which achieved commercial operation in May 2026
U.S.	United States of America
VaR	Value at Risk
VIE	Variable Interest Entity
Winter Storm Elliott	A major winter storm that had impacts across the majority of the United States and parts of Canada occurring in December 2022
Winter Storm Fern	A major winter and ice storm that had widespread impacts across North America occurring in January 2026
Winter Storm Uri	A major winter and ice storm that had widespread impacts across North America occurring in February 2021

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue
Revenue	$9,466	$7,635	$27,203	$22,960
Operating Costs and Expenses
Cost of operations (excluding depreciation and amortization shown below)	7,238	6,241	21,566	18,431
Depreciation and amortization	510	360	1,436	1,030
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $101, $78, $281, and $211 respectively, which are included in depreciation and amortization shown separately above)	619	612	1,774	1,885
Acquisition-related transaction and integration costs	16	8	77	59
Total operating costs and expenses	8,383	7,221	24,853	21,405
Gain/(Loss) on sale of assets	1	—	38	(7)
Operating Income	1,084	414	2,388	1,548
Other (Expense)/Income
Other (expense)/income, net	(3)	11	43	30
Loss on debt extinguishment	—	—	(9)	(10)
Interest expense	(302)	(187)	(897)	(498)
Total other expense	(305)	(176)	(863)	(478)
Income Before Income Taxes	779	238	1,525	1,070
Income tax expense	218	86	333	272
Net Income	$561	$152	$1,192	$798
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net Income Available for Common Stockholders	$544	$135	$1,141	$747
Income per Share
Weighted average number of common shares outstanding — basic	210	193	209	196
Income per Weighted Average Common Share — Basic	$2.59	$0.70	$5.46	$3.81
Weighted average number of common shares outstanding — diluted	210	195	210	201
Income per Weighted Average Common Share — Diluted	$2.59	$0.69	$5.43	$3.72
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net Income	$561	$152	$1,192	$798
Other Comprehensive (Loss)/Income
Foreign currency translation adjustments	(2)	(4)	(6)	11
Defined benefit plans	(1)	—	(3)	1
Other comprehensive (loss)/income	(3)	(4)	(9)	12
Comprehensive Income	$558	$148	$1,183	$810
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(In millions, except share data)	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$148	$4,708
Funds deposited by counterparties	105	260
Restricted cash	29	30
Accounts receivable, net	3,931	4,065
Inventory	723	461
Derivative instruments	3,006	2,189
Cash collateral paid in support of energy risk management activities	501	365
Prepayments and other current assets	1,305	1,069
Total current assets	9,748	13,147
Property, plant and equipment, net	14,605	3,632
Other Assets
Operating lease right-of-use assets, net	137	130
Goodwill	8,815	5,017
Customer relationships, net	1,101	1,203
Other intangible assets, net	975	1,106
Derivative instruments	1,572	1,568
Deferred income taxes	1,540	1,843
Other non-current assets	1,803	1,494
Total other assets	15,943	12,361
Total Assets	$40,296	$29,140

	September 30, 2026	December 31, 2025
(In millions, except share data)	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and finance leases	$1,079	$31
Current portion of operating lease liabilities	42	35
Accounts payable	2,774	2,834
Derivative instruments	3,187	2,257
Cash collateral received in support of energy risk management activities	105	260
Deferred revenue current	823	748
Accrued expenses and other current liabilities	1,806	1,864
Total current liabilities	9,816	8,029
Other Liabilities
Long-term debt and finance leases	21,844	16,412
Non-current operating lease liabilities	165	144
Derivative instruments	1,237	1,103
Deferred income taxes	15	15
Deferred revenue non-current	1,058	895
Other non-current liabilities	889	861
Total other liabilities	25,208	19,430
Total Liabilities	35,024	27,459
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 10,000,000 shares authorized; 650,000 Series A shares issued and outstanding at September 30, 2026 and December 31, 2025, aggregate liquidation preference of $650 at September 30, 2026 and December 31, 2025	650	650
Common stock; $0.01 par value; 500,000,000 shares authorized; 225,219,764 and 199,828,615 shares issued and 209,982,924 and 190,376,607 shares outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	3,916	215
Retained earnings	2,800	1,982
Treasury stock, at cost; 15,236,840 shares and 9,452,008 shares at September 30, 2026 and December 31, 2025, respectively	(2,006)	(1,087)
Accumulated other comprehensive loss	(90)	(81)
Total Stockholders’ Equity	5,272	1,681
Total Liabilities and Stockholders’ Equity	$40,296	$29,140
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$1,192	$798
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of customer relationships and other intangible assets	925	667
Amortization of capitalized contract costs	511	363
Accretion of asset retirement obligations	21	22
Provision for credit losses	210	201
Amortization of financing costs and debt discounts/premiums	19	24
Loss on debt extinguishment	9	10
Amortization of in-the-money contracts and emissions allowances	145	75
Amortization of unearned equity compensation	109	83
Net (gain)/loss on sale of assets and disposal of assets	(52)	7
Gain on proceeds from insurance recoveries for Property, plant and equipment, net	—	(100)
Changes in derivative instruments	327	447
Changes in current and deferred income taxes and liability for uncertain tax benefits	293	209
Changes in collateral deposits in support of risk management activities	(108)	76
Changes in other working capital:
Accounts receivable, net	407	(22)
Inventory	(86)	15
Prepayments and other current assets	(672)	(488)
Accounts payable	(772)	(229)
Accrued expenses and other current liabilities	(257)	(169)
Other assets and liabilities	(176)	(199)
Cash provided by operating activities	$2,045	$1,790
Cash Flows from Investing Activities
Payments for acquisitions of businesses and assets, net of cash acquired	$(7,094)	$(591)
Capital expenditures	(1,181)	(849)
Proceeds from sales of assets	45	6
Purchases of emissions allowances	(59)	(11)
Proceeds from sales of emissions allowances	98	5
Proceeds from insurance recoveries for Property, plant and equipment, net	—	100
Cash used in investing activities	$(8,191)	$(1,340)

	Nine months ended September 30,
(In millions)	2026	2025
Cash Flows from Financing Activities
Equivalent shares purchased in lieu of tax withholdings	$(101)	$(86)
Payments for share repurchase activity and excise tax	(973)	(958)
Payments of dividends to preferred and common stockholders	(369)	(326)
Payment for settlement of capped call options(a)	—	(292)
Proceeds from issuance of long-term debt	3,754	1,375
Repayments of long-term debt and finance leases	(1,544)	(249)
Payments for debt extinguishment costs	(100)	—
Payments of deferred financing costs	(85)	(55)
Net (payments)/receipts from settlement of acquired derivatives that include financing elements	(168)	51
Proceeds from credit facilities	13,248	1,575
Repayments to credit facilities	(12,232)	(1,575)
Cash provided by/(used in) financing activities	$1,430	$(540)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(4,716)	(88)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	4,998	1,173
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$282	$1,085
(a)Includes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders’ Equity
Balance at December 31, 2025	$650	$2	$215	$1,982	$(1,087)	$(81)	$1,681
Net income				125			125
Other comprehensive loss						(3)	(3)
Share repurchases(a)					(484)		(484)
Retirement of treasury stock(b)			(40)		40		—
Equity-based awards activity, net(c)			(35)				(35)
Issuance of common stock for acquisition of LSP Portfolio(d)			3,728				3,728
Common stock dividends and dividend equivalents declared(e)				(105)			(105)
Series A Preferred Stock dividends(f)				(33)			(33)
Balance at March 31, 2026	$650	$2	$3,868	$1,969	$(1,531)	$(84)	$4,874
Net income				506			506
Other comprehensive loss						(3)	(3)
Shares reissuance for ESPP					11		11
Share repurchases(a)					(444)		(444)
Equity-based awards activity, net(c)			12				12
Common stock dividends and dividend equivalents declared(e)				(101)			(101)
Balance at June 30, 2026	$650	$2	$3,880	$2,374	$(1,964)	$(87)	$4,855
Net income				561			561
Other comprehensive loss						(3)	(3)
Share repurchases					(42)		(42)
Equity-based awards activity, net(c)			36				36
Common stock dividends and dividend equivalents declared(e)				(102)			(102)
Series A Preferred Stock dividends(f)				(33)			(33)
Balance at September 30, 2026	$650	$2	$3,916	$2,800	$(2,006)	$(90)	$5,272
(a)Includes excise tax accrued of $4 million and $3 million for the quarters ended June 30 and March 31, 2026, respectively
(b)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(c)Includes $(2) million, $(20) million and $(79) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2026, respectively
(d)For further discussion of the LSP Portfolio acquisition, see Note 4, Acquisitions and Dispositions
(e)Dividends per common share were $0.475 for each of the quarters ended September 30, June 30 and March 31, 2026
(f)Semi-annual dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended September 15 and March 15, 2026

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stock-holders’ Equity
Balance at December 31, 2024	$650	$2	$705	$1,535	$(297)	$(117)	$2,478
Net income				750			750
Other comprehensive income						2	2
Share repurchases(g)					(322)		(322)
Retirement of treasury stock(h)			(179)		179		—
Equity-based awards activity, net(i)			(8)				(8)
Common stock dividends and dividend equivalents declared(j)				(90)			(90)
Series A Preferred Stock dividends(k)				(33)			(33)
Balance at March 31, 2025	$650	$2	$518	$2,162	$(440)	$(115)	$2,777
Net loss				(104)			(104)
Other comprehensive income						14	14
Shares reissuance for ESPP			2		6		8
Share repurchases(g)					(282)		(282)
Retirement of treasury stock(h)			(178)		178		—
Equity-based awards activity, net(i)			(3)				(3)
Common stock dividends and dividend equivalents declared(j)				(88)			(88)
Capped Call Options(l)			(34)				(34)
Balance at June 30, 2025	$650	$2	$305	$1,970	$(538)	$(101)	$2,288
Net income				152			152
Other comprehensive loss						(4)	(4)
Share repurchases(g)(m)					(359)		(359)
Retirement of treasury stock(h)			(126)		126		—
Equity-based awards activity, net(i)			13				13
Common stock dividends and dividend equivalents declared(j)				(87)			(87)
Series A Preferred Stock dividends(k)				(33)			(33)
Settlement of Capped Call Options(l)			287		(287)		—
Conversion of Convertible Senior Notes			(313)		313		—
Balance at September 30, 2025	$650	$2	$166	$2,002	$(745)	$(105)	$1,970
(g)Includes excise tax accrued of $4 million, $2 million and $2 million for the quarters ended September 30, June 30 and March 31, 2025, respectively
(h)For further discussion of the treasury stock retirements, see Note 9, Changes in Capital Structure
(i)Includes $(9) million, $(37) million and $(40) million of equivalent shares purchased in lieu of tax withholding on equity compensation issuances for the quarters ended September 30, June 30 and March 31, 2025, respectively
(j)Dividends per common share were $0.440 for each of the quarters ended September 30, June 30 and March 31, 2025
(k)Semi-annual dividends per share of Series A Preferred Stock were $51.25 for each of the periods ended September 15 and March 15, 2025
(l)For further discussion of the Capped Call Options, see Note 9, Changes in Capital Structure
(m)Excludes $16 million of payments for shares received from the exercise of the Capped Call Options. For further discussion, see Note 9, Changes in Capital Structure

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Business and Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, provides electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of September 30, 2026, the Company’s core power and natural gas business consists of approximately 25 GW of competitive power generation, including approximately 13 GW from the LSP Portfolio, and a natural gas portfolio that serves approximately 1,900 MMDth annually.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated balance sheets as of September 30, 2026, and the results of operations, comprehensive income, cash flows and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025.
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

Note 2 — Summary of Significant Accounting Policies
Depreciation and Amortization
The Company’s depreciation and amortization included in the condensed consolidated statement of operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Amortization of capitalized contract costs related to fulfillment	$84	$57	$224	$146
Amortization of capitalized contract costs related to customer acquisition	103	80	287	217
Amortization of customer relationships and other intangible assets	134	152	397	460
Depreciation of property, plant and equipment	189	71	528	207
Total depreciation and amortization	$510	$360	$1,436	$1,030
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
The following table represents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$138	$127	$146	$152
Provision for credit losses	106	88	210	201
Write-offs	(67)	(69)	(208)	(239)
Recoveries collected	9	12	28	35
Other	7	6	17	15
Ending balance	$193	$164	$193	$164
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net and accumulated amortization included in customer relationships, net and other intangible assets, net:

(In millions)	September 30, 2026	December 31, 2025
Property, plant and equipment accumulated depreciation	$2,100	$1,774
Customer relationships and other intangible assets accumulated amortization	4,408	3,988
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$148	$4,708
Funds deposited by counterparties	105	260
Restricted cash	29	30
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$282	$4,998

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
Goodwill
The following table represents the changes in goodwill during the nine months ended September 30, 2026:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Total
Balance as of December 31, 2025	$643	$721	$130	$3,523	$5,017
Goodwill resulting from the acquisition of LSP Portfolio(a)	1,586	2,216	—	—	3,802
Foreign currency translation adjustments	—	—	(4)	—	(4)
Balance as of September 30, 2026	$2,229	$2,937	$126	$3,523	$8,815
(a) The goodwill associated with the acquisition of the LSP Portfolio has been provisionally allocated to the Texas and East segments as of September 30, 2026
Recent Accounting Developments — Guidance Adopted in 2026
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
Note 3 — Revenue Recognition
Performance Obligations
As of September 30, 2026, estimated future fixed fee performance obligations are $723 million for the remaining three months of fiscal year 2026, and $2.7 billion, $2.5 billion, $1.7 billion, $1.0 billion and $684 million for the fiscal years 2027, 2028, 2029, 2030 and 2031, respectively. These performance obligations include Vivint Smart Home products and services, as well as cleared auction MWs in the PJM, ISO-NE, NYISO and MISO capacity auctions and demand response. The cleared auction MWs are subject to penalties for non-performance. The increase in future fixed fee performance obligations as of September 30, 2026, compared to the same period in 2025 is primarily due to the acquisition of the LSP Portfolio.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$2,559	$702	$207	$609	$(7)	$4,070
Business	1,142	2,521	460	—	—	4,123
Total retail revenue(a)	3,701	3,223	667	609	(7)	8,193
Energy revenue(a)	—	780	—	—	—	780
Capacity revenue(a)	—	359	20	—	(20)	359
Mark-to-market for economic hedging activities(b)	—	(2)	—	—	—	(2)
Contract amortization	—	10	—	—	—	10
Other revenue(a)	27	94	5	—	—	126
Total revenue	3,728	4,464	692	609	(27)	9,466
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	45	2	42	—	89
Less: Realized and unrealized ASC 815 revenue	(12)	46	1	—	(1)	34
Total revenue from contracts with customers	$3,740	$4,373	$689	$567	$(26)	$9,343
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$7	$—	$—	$—	$7
Energy revenue	—	26	—	—	(1)	25
Capacity revenue	—	26	—	—	—	26
Other revenue	(12)	(11)	1	—	—	(22)
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Three months ended September 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$2,265	$600	$200	$552	$(4)	$3,613
Business	1,035	2,166	468	—	—	3,669
Total retail revenue(a)	3,300	2,766	668	552	(4)	7,282
Energy revenue(a)	16	132	—	—	—	148
Capacity revenue(a)	—	87	—	—	—	87
Mark-to-market for economic hedging activities(b)	—	28	6	—	—	34
Contract amortization	—	1	—	—	—	1
Other revenue(a)	63	16	6	—	(2)	83
Total revenue	3,379	3,030	680	552	(6)	7,635
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	1	2	32	—	35
Less: Realized and unrealized ASC 815 revenue	23	68	8	—	(2)	97
Total revenue from contracts with customers	$3,356	$2,961	$670	$520	$(4)	$7,503
(a) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$9	$—	$—	$—	$9
Energy revenue	—	16	—	—	(2)	14
Capacity revenue	—	16	—	—	—	16
Other revenue	23	(1)	2	—	—	24
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2026
(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$5,796	$2,048	$769	$1,774	$(25)	$10,362
Business	2,939	9,682	1,396	—	—	14,017
Total retail revenue(b)	8,735	11,730	2,165	1,774	(25)	24,379
Energy revenue(b)	22	1,508	—	—	—	1,530
Capacity revenue(b)	—	1,016	26	—	(26)	1,016
Mark-to-market for economic hedging activities(c)	—	(32)	—	—	6	(26)
Contract amortization	—	30	—	—	—	30
Other revenue(b)	111	156	9	—	(2)	274
Total revenue	8,868	14,408	2,200	1,774	(47)	27,203
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	148	6	128	—	282
Less: Realized and unrealized ASC 815 revenue	(20)	148	(3)	—	6	131
Total revenue from contracts with customers	$8,888	$14,112	$2,197	$1,646	$(53)	$26,790
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) The following table represents the realized revenues related to derivative instruments that are accounted for under ASC 815 and included in the amounts above:
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$—	$54	$—	$—	$—	$54
Energy revenue	—	58	—	—	—	58
Capacity revenue	—	83	—	—	—	83
Other revenue	(20)	(15)	(3)	—	—	(38)
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815

	Nine months ended September 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue:
Home	$5,624	$1,862	$867	$1,585	$(13)	$9,925
Business	2,842	7,862	1,388	—	—	12,092
Total retail revenue(a)	8,466	9,724	2,255	1,585	(13)	22,017
Energy revenue(a)	38	354	101	—	(1)	492
Capacity revenue(a)	—	182	14	—	(1)	195
Mark-to-market for economic hedging activities(b)	—	12	6	—	—	18
Contract amortization	—	(4)	—	—	—	(4)
Other revenue(a)	156	77	18	—	(9)	242
Total revenue	8,660	10,345	2,394	1,585	(24)	22,960
Less: Revenues accounted for under topics other than ASC 606 and ASC 815	—	38	6	86	—	130
Less: Realized and unrealized ASC 815 revenue	33	127	7	—	(2)	165
Total revenue from contracts with customers	$8,627	$10,180	$2,381	$1,499	$(22)	$22,665
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
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2026 and December 31, 2025:

(In millions)	September 30, 2026	December 31, 2025
Capitalized contract costs (included in Prepayments and other current assets and Other non-current assets)	$2,100	$1,680

Accounts receivable, net - Contracts with customers	3,867	3,924
Accounts receivable, net - Accounted for under topics other than ASC 606	58	135
Accounts receivable, net - Affiliate	6	6
Total accounts receivable, net	$3,931	$4,065

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	$1,521	$1,747
Deferred revenues(a)	1,881	1,643
(a)Deferred revenues recognized under accounting guidance other than ASC 606 was immaterial as of both September 30, 2026 and December 31, 2025
The revenue recognized from contracts with customers during the three months ended September 30, 2026 and 2025 relating to the deferred revenue balance at the beginning of each period was $350 million and $306 million, respectively. The revenue recognized from contracts with customers during the nine months ended September 30, 2026 and 2025 relating to the deferred revenue balance at the beginning of each period was $646 million and $576 million, respectively. The change in deferred revenue balances during the three and nine months ended September 30, 2026 and 2025 was primarily due to the timing difference of when consideration was received and when the performance obligation was transferred.

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
The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus working capital and certain other adjustments of $472 million. The Company funded the cash consideration using a portion of the net proceeds from the 5.750% 2034 Senior Notes, the 2036 Senior Notes, Senior Secured First Lien Notes, due 2030 and the Senior Secured First Lien Notes, due 2035 of $4.4 billion and proceeds of $2.5 billion from the Company’s Revolving Credit Facility.
The total consideration of $10.572 billion was calculated as follows:

(In millions)
Cash consideration (inclusive of working capital and certain other adjustments of $472 million)	$6,844
Stock consideration: 24,250,000 common shares of NRG, par value $0.01 per share, based on NRG closing share price of $153.72 on January 29, 2026	3,728
Total Consideration	$10,572
Acquisition costs of $2 million and $43 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $25 million for the three and nine months ended September 30, 2025, respectively, are included in acquisition-related transaction and integration costs in the Company’s consolidated statement of operations.
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
The purchase price is provisionally allocated as follows:

(In millions)
Current Assets
Cash and cash equivalents	$104
Restricted cash	2
Accounts receivable, net	585
Inventory	175
Derivative instruments	715
Cash collateral paid in support of energy risk management activities	184
Prepayments and other current assets	129
Total current assets	1,894
Property, plant and equipment, net	9,717
Other Assets
Operating lease right-of-use assets, net	9
Goodwill(a)(b)	3,802
Customer relationships, net(b)	130
Other intangible assets, net(b)	87
Derivative instruments	335
Deferred income taxes	67
Other non-current assets	32

(In millions)
Total other assets	4,462
Total Assets	$16,073

Current Liabilities
Current portion of long-term debt and finance leases	$18
Current portion of operating lease liabilities	1
Accounts payable	617
Derivative instruments	784
Deferred revenue current	6
Accrued expenses and other current liabilities	167
Total current liabilities	1,593
Other Liabilities
Long-term debt and finance leases	3,311
Non-current operating lease liabilities	24
Derivative instruments	362
Deferred income taxes	93
Other non-current liabilities	118
Total other liabilities	3,908
Total Liabilities	$5,501

LSP Portfolio Purchase Price	$10,572
(a)Goodwill arising from the acquisition of $3.802 billion is attributed to the value of the platform acquired, future customer growth and the expected benefits from combining the operations of the LSP Portfolio with NRG's existing businesses, a majority of which is expected to be deductible for tax purposes. Goodwill was provisionally allocated to the Texas and East segments of $1.586 billion and $2.216 billion, respectively
(b)The allocation of goodwill and intangible assets to the Company’s reportable segments is anticipated to be finalized by the end of 2026. The weighted average amortization period of intangible assets amortized to depreciation and amortization is approximately eight years

Measurement Period Adjustments
The following measurement period adjustments were recognized during the quarter ended September 30, 2026:

(In millions)	Increase/(Decrease)
Assets
Deferred income taxes	$2
Total increase in assets	$2
Liabilities
Accrued expenses and other current liabilities	$(2)
Other non-current liabilities	15
Total increase in liabilities	$13
Decrease in net assets acquired	$(11)
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
Fair Value Measurement of Intangible Assets
The fair values of intangible assets as of the acquisition closing date were measured as follows:
Customer relationships – Customer relationships, reflective of the LSP Portfolio’s customer base, were valued using an excess earning method of the income approach, and is classified as Level 3. Under this approach, the Company estimated the present value of expected future cash flows resulting from existing customer relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, workforce, trade names and technology) utilized in the business, discounted based on the required rate of return on the acquired intangible asset. The customer relationships are amortized to depreciation and amortization, ratably based on discounted future cash flows. The weighted average amortization period is ten years.
Technology – Developed technology was valued using a relief from royalty method of the income approach, and is classified as Level 3. Under this approach, the fair value was estimated to be the present value of royalties saved which assumed the value of the asset based on discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. The estimated cash flows from the developed technology considered the obsolescence factor and was discounted using a weighted average cost of capital of comparable companies. The developed technology is amortized to depreciation and amortization, ratably based on discounted future cash flows. The weighted average amortization period is four years.
Trade name — Trade name was valued using a relief from royalty method of the income approach, and is classified as Level 3. Under this approach, the fair value is estimated to be the present value of royalties saved which assumed the value of the asset based on discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. The estimated cash flows from the trade name considered the expected probable use of the asset and was discounted using a weighted average cost of capital of comparable companies. The trade name is amortized to depreciation and amortization, on a straight line basis, over an amortization period of five years.
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
Fair Value Measurement of Derivatives Instruments
The fair values of derivatives assets and liabilities as of the acquisition closing date were as follows:

	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Derivatives assets	$1,050	$17	$1,004	$29
Derivatives liabilities	1,146	9	1,113	24
Refer to Note 5, Fair Value of Financial Instruments for discussion on derivative fair value measurements.

Supplemental Information
For the three and nine months ended September 30, 2026, the LSP Portfolio contributed revenue and income before income taxes as follows:

(In millions)	Three months ended September 30, 2026	Nine months ended September 30, 2026
Revenue(a)	$954	$2,025
Income before income taxes(b)	211	228
(a)The revenue reported does not include the effects of hedging, which are managed at the Company’s portfolio level and not separately for the business acquired in the LSP Portfolio acquisition
(b)Income before income taxes includes the impact of interest expense on the Acquired LS Power Debt
Supplemental Pro Forma Financial Information for the three and nine months ended September 30, 2026 and 2025
The following table provides pro forma combined financial information of NRG and LSP Portfolio, after giving effect to the LSP Portfolio acquisition and related financing transactions as if they had occurred on January 1, 2025. The pro forma financial information has been prepared for illustrative and informational purposes only, and is not intended to project future operating results or be indicative of what the Company's financial performance would have been had the transactions occurred on the date acquired.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$9,466	$8,412	$27,832	$24,660
Net income	559	459	1,346	912
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
Anticipated Sale of 4.9 GW of Generation Assets
On November 9, 2026, the Company entered into a definitive agreement with LS Power to sell six natural-gas fired generation assets totaling 4.9 GW from the Texas and East segments for cash proceeds of $4 billion, subject to working capital and other closing adjustments. The transaction is targeted to close in the second quarter of 2027, and is subject to customary closing conditions and regulatory approvals, including Hart-Scott Rodino (“HSR”), FERC, and the New York State Public Service Commission (“NYSPSC”).
Upon classification as held for sale in the fourth quarter of 2026 and based on preliminary assessment, the Company expects to recognize an impairment charge of approximately $400 million to $600 million, primarily related to goodwill.

2025 Acquisition
Acquisition of Texas Generation Portfolio
On April 10, 2025, the Company acquired all of the ownership interests of six power generation facilities from Rockland Capital, LLC, adding 738 MW of natural gas-fired assets in Texas to its portfolio for $560 million in cash consideration, less $2 million in working capital adjustments. For additional information, see Note 4, Acquisitions and Dispositions, to the Company’s 2025 Form 10-K.

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
The estimated carrying value and fair value of the Company’s long-term debt, including current portion, is as follows:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term debt, including current portion(a)	$23,048	$21,790	$16,565	$16,405
(a)Excludes deferred financing costs, which are recorded as a reduction to long-term debt in the Company’s consolidated balance sheets
The fair value of the Company’s publicly-traded long-term debt, the Term Loan B and the Lightning Term Loan are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The estimated fair values of the T.H. Wharton TEF loan, the Cedar Bayou 5 TEF loan and the Greens Bayou 6 TEF loan are determined using discounted cash flow methodologies, and are classified as Level 3 within the fair value hierarchy. The estimated fair value of the borrowings under the Revolving Credit Facility approximates the carrying value because the interest rate varies with market interest rates, and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion, as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In millions)	Level 2	Level 3	Level 2	Level 3
Total long-term debt, including current portion	$20,239	$1,551	$16,033	$372
Recurring Fair Value Measurements
Debt securities, equity securities and derivative assets and liabilities are carried at fair market value.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	September 30, 2026
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other current and non-current assets)	$33	$—	$33	$—
Derivative assets:
Interest rate contracts	23	—	23	—
Foreign exchange contracts	12	—	12	—
Commodity contracts(a)	4,103	490	3,356	257
Equity securities measured using net asset value practical expedient (classified within other non-current assets)	6
Total assets	$4,177	$490	$3,424	$257
Derivative liabilities:
Foreign exchange contracts	$1	$—	$1	$—
Commodity contracts(a)	4,026	699	3,008	319
Consumer Financing Program	290	—	—	290
Total liabilities	$4,317	$699	$3,009	$609
(a)Excludes $440 million of derivative assets and $107 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

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
(a)Excludes $622 million of derivative assets and $138 million of derivative liabilities that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

The following table reconciles, for the three and nine months ended September 30, 2026 and 2025, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs, for commodity derivatives:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Commodity Derivatives(a)
(In millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Beginning balance	$6	$81	$110	$39
Contracts added from LSP Portfolio acquisition	—	—	5	—
Contracts added from Texas Generation Portfolio acquisition	—	—	—	(91)
Total (losses)/gains realized/unrealized included in earnings	(27)	11	(161)	45
Purchases	(40)	15	(18)	52
Transfers into Level 3(b)	1	(30)	1	33
Transfers out of Level 3(b)	(2)	—	1	(1)
Ending balance	$(62)	$77	$(62)	$77
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of period end	$6	$3	$(98)	$50
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
The following table reconciles, for the three and nine months ended September 30, 2026 and 2025, the beginning and ending balances of the contractual obligations from the Consumer Financing Program that are recognized at fair value in the condensed consolidated financial statements, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Consumer Financing Program
(In millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Beginning balance	$(271)	$(257)	$(283)	$(203)
New contractual obligations	(51)	(64)	(137)	(177)
Settlements	40	24	142	91
Total (losses)/gains included in earnings	(8)	2	(12)	(6)
Ending balance	$(290)	$(295)	$(290)	$(295)
Gains and losses that are related to the Consumer Financing Program derivative are recorded in other income, net.
Derivative Fair Value Measurements
The fair value of the Company’s contracts primarily consist of non-exchange traded contracts based on consensus pricing provided by independent pricing services. As of September 30, 2026, contracts valued with prices provided by models and other valuation techniques made up 6% of derivative assets and 14% of derivative liabilities.
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
The following tables quantify the significant, unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$41	$23	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$24	$5
Power Contracts	104	178	Discounted Cash Flow	Forward Market Price ($ per MWh)	2	169	29
Capacity Contracts	25	18	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	58	625	313
RECs	20	28	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	380	22
FTRs	48	43	Discounted Cash Flow	Auction Prices ($ per MWh)	(65)	19,100	1
Power Options	19	29	Option Models	Volatilities	23%	192%	86%
Consumer Financing Program	—	290	Discounted Cash Flow	Collateral Default Rates	0.48%	42.30%	8.01%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.33%
			Discounted Cash Flow	Credit Loss Rates	8.50%	44.58%	19.15%
	$257	$609

	December 31, 2025
	Fair Value				Input/Range
(In millions, except as noted)	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Natural Gas Contracts	$47	$40	Discounted Cash Flow	Forward Market Price ($ per MMBtu)	$0	$17	$5
Power Contracts	168	64	Discounted Cash Flow	Forward Market Price ($ per MWh)	0	125	29
Capacity Contracts	20	18	Discounted Cash Flow	Forward Market Price ($ per MW/Day)	49	577	270
RECs	12	25	Discounted Cash Flow	Forward Market Price ($ per Certificate)	2	370	17
FTRs	22	11	Discounted Cash Flow	Auction Prices ($ per MWh)	(50)	19,100	0
Power Options	44	45	Option Models	Volatilities	22%	517%	110%
Consumer Financing Program	—	283	Discounted Cash Flow	Collateral Default Rates	1.18%	42.00%	7.86%
			Discounted Cash Flow	Collateral Prepayment Rates	2.00%	3.00%	2.52%
			Discounted Cash Flow	Credit Loss Rates	6.40%	60.00%	16.94%
	$313	$486
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant, unobservable inputs as of September 30, 2026 and December 31, 2025:

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
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2026, the credit reserve resulted in a $1 million increase in fair value, primarily within cost of operations. As of December 31, 2025, the credit reserve was immaterial.
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

Counterparty Credit Risk
The Company’s counterparty credit risk policies are disclosed in its 2025 Form 10-K. As of September 30, 2026, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $899 million and NRG held collateral (cash and letters of credit) against those positions of $35 million, resulting in a Net Exposure of $864 million. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 51% of the Company’s exposure before collateral is expected to roll off by the end of 2027. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	98%
Financial institutions	2
Total as of September 30, 2026	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	64%
Non-investment grade/Non-Rated	36
Total as of September 30, 2026	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts
The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of September 30, 2026. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
RTOs and ISOs
The Company participates in the organized markets of CAISO, ERCOT, AESO, IESO, ISO-NE, MISO, NYISO and PJM, known as RTOs or ISOs. Trading in the majority of these markets is approved by FERC, whereas in the case of ERCOT, it is approved by the PUCT, and whereas in the case of AESO and IESO, both exist provincially with AESO primarily subject to Alberta Utilities Commission and the IESO to the Ontario Energy Board. These ISOs may include credit policies that, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. As a result, the counterparty credit risk to these markets is limited to NRG’s share of the overall market and is excluded from the above exposures.
Exchange Traded Transactions
The Company enters into commodity transactions on registered exchanges, notably ICE, NYMEX and Nodal. These clearinghouses act as the counterparty and transactions are subject to extensive collateral and margining requirements. As a result, these commodity transactions have limited counterparty credit risk.
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2026, aggregate credit risk exposure managed by NRG to these counterparties was approximately $595 million for the next five years.
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
As of September 30, 2026, the Company’s retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2026, NRG had energy-related derivative instruments extending through 2036. The Company marks these derivatives to market through the consolidated statement of operations. NRG has executed energy-related contracts extending through 2037 that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
Interest Rate Derivatives
NRG is exposed to changes in interest rates through the Company’s issuance of debt. To mitigate the Company’s interest rate risk, NRG enters into interest rate derivatives, including swaps and treasury locks. As of September 30, 2026, the Company had $700 million of interest rate swaps extending through 2029 to mitigate the risk of the floating rate of the Term Loan B. In February 2026, the Company entered into treasury locks with a total notional amount of $800 million which were fully terminated in March 2026.
Foreign Exchange Contracts
NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business. To manage the Company’s foreign exchange risk, NRG entered into foreign exchange contracts. As of September 30, 2026, NRG had foreign exchange contracts extending through 2030. The Company marks these derivatives to market through the consolidated statement of operations.
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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG’s open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2026 and December 31, 2025. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume (In millions)
Category	Units	September 30, 2026	December 31, 2025
Emissions	Short Ton	13	2
Renewable Energy Certificates	Certificates	11	13
Coal	Short Ton	4	8
Natural Gas	MMBtu	1,611	907
Power	MWh	(1)	103
Interest	Dollars	700	700
Foreign Exchange	Dollars	432	437
Consumer Financing Program	Dollars	1,321	1,354

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts - current	$6	$—	$—	$4
Interest rate contracts - long-term	17	—	—	—
Foreign exchange contracts - current	9	2	1	1
Foreign exchange contracts - long-term	3	1	—	2
Commodity contracts - current	2,837	1,991	2,953	1,997
Commodity contracts - long-term	1,266	1,141	1,073	935
Consumer Financing Program - current	—	—	181	184
Consumer Financing Program - long-term	—	—	109	99
Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,138	$3,135	$4,317	$3,222
Deferred gains/losses on NPNS contracts - current	154	196	52	71
Deferred gains/losses on NPNS contracts - long-term	286	426	55	67
Deferred gains/losses on NPNS contracts(a)	$440	$622	$107	$138
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	$4,578	$3,757	$4,424	$3,360
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

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of September 30, 2026
Interest rate contracts:
Derivative assets	$23	$—	$—	$23
Foreign exchange contracts:
Derivative assets	$12	$(1)	$—	$11
Derivative liabilities	(1)	1	—	—
Total foreign exchange contracts	$11	$—	$—	$11
Commodity contracts:
Derivative assets	$4,543	$(3,546)	$(99)	$898
Derivative liabilities	(4,133)	3,546	230	(357)
Total commodity contracts	$410	$—	$131	$541
Consumer Financing Program:
Derivative liabilities	$(290)	$—	$—	$(290)
Total derivative instruments	$154	$—	$131	$285

	Gross Amounts Not Offset in the Statement of Financial Position
(In millions)	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2025
Interest rate contracts:
Derivative liabilities	$(4)	$—	$—	$(4)
Foreign exchange contracts:
Derivative assets	$3	$(2)	$—	$1
Derivative liabilities	(3)	2	—	(1)
Total foreign exchange contracts	$—	$—	$—	$—
Commodity contracts:
Derivative assets	$3,754	$(2,724)	$(215)	$815
Derivative liabilities	(3,070)	2,724	137	(209)
Total commodity contracts	$684	$—	$(78)	$606
Consumer Financing Program:
Derivative liabilities	$(283)	$—	$—	$(283)
Total derivative instruments	$397	$—	$(78)	$319

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

(In millions)	Three months ended September 30,		Nine months ended September 30,
Unrealized mark-to-market results	2026	2025	2026	2025
Reversal of previously recognized unrealized gains on settled positions related to economic hedges(a)	$(200)	$(354)	$(53)	$(452)
Reversal of acquired loss positions related to economic hedges	150	16	166	21
Net unrealized (losses)/gains on open positions related to economic hedges	(105)	(38)	(184)	103
Total unrealized mark-to-market losses for economic hedging activities	(155)	(376)	(71)	(328)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(2)	—	2	2
Net unrealized (losses)/gains on open positions related to trading activity	(21)	(3)	(34)	5
Total unrealized mark-to-market (losses)/gains for trading activity	(23)	(3)	(32)	7
Total unrealized losses - commodities and foreign exchange	$(178)	$(379)	$(103)	$(321)
(a)The three months ended September 30, 2026 and 2025, includes $(138) million and $(266) million, respectively, and the nine months ended September 30, 2026 and 2025, includes $(151) million and $(319) million, respectively, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Total impact to statement of operations - interest rate contracts	$13	$1	$27	$(13)
Unrealized (losses)/gains included in revenues - commodities	$(25)	$31	$(58)	$25
Unrealized losses included in cost of operations - commodities	(153)	(416)	(55)	(332)
Unrealized gains/(losses) included in cost of operations - foreign exchange	—	6	10	(14)
Total impact to statement of operations - commodities and foreign exchange	$(178)	$(379)	$(103)	$(321)
Total impact to statement of operations - Consumer Financing Program	$(8)	$2	$(12)	$(6)
The reversals of acquired loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the nine months ended September 30, 2026, the $184 million unrealized loss from open economic hedge positions was primarily the result of a decrease in the value of forward positions as a result of decreases in natural gas prices and Alberta power prices.
For the nine months ended September 30, 2025, the $103 million unrealized gain from open economic hedge positions was primarily the result of an increase in the value of forward positions as a result of increases in ERCOT power prices.
Credit Risk Related Contingent Features
Certain of the Company’s trading agreements contain provisions that entitle the counterparty to demand that the Company post additional collateral if the counterparty determines that there has been deterioration in the Company’s credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a downgrade in the Company’s credit rating. The collateral potentially required for all contracts with adequate assurance clauses that were in a net liability position as of September 30, 2026 was $800 million. The Company is also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $268 million as of September 30, 2026. In the event of a downgrade in the Company’s credit rating and if called for by the counterparty, $86 million of additional collateral would be required for all contracts with credit rating contingent features as of September 30, 2026.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt and Finance Leases
Long-term debt and finance leases consisted of the following:

(In millions, except rates)	September 30, 2026	December 31, 2025	Interest rate %
Recourse debt:
Senior Notes, due 2028	$821	$821	5.750
Senior Notes, due 2029	733	733	5.250
Senior Notes, due 2029	500	500	3.375
Senior Notes, due 2029	798	798	5.750
Senior Notes, due 2031	1,030	1,030	3.625
Senior Notes, due 2032	480	480	3.875
Senior Notes, due 2033	925	925	6.000
Senior Notes, due 2034	950	950	6.250
Senior Notes, due 2034	1,250	1,250	5.750
Senior Notes, due 2034	1,050	—	5.875
Senior Notes, due 2036	2,400	2,400	6.000
Senior Notes, due 2036	1,050	—	6.125
Senior Secured First Lien Notes, due 2027	900	900	2.450
Senior Secured First Lien Notes, due 2029	500	500	4.450
Senior Secured First Lien Notes, due 2030	625	625	4.734
Senior Secured First Lien Notes, due 2031	500	—	4.955
Senior Secured First Lien Notes, due 2033	740	740	7.000
Senior Secured First Lien Notes, due 2035	625	625	5.407
Revolving Credit Facility	1,016	—	SOFR + 1.720
Term Loan B, due 2031	2,281	2,299	SOFR + 1.750
Term Loan B, due 2033	896	—	SOFR + 1.750
Tax-exempt bonds	466	466	4.000 - 4.750
T.H. Wharton TEF loan, due 2045	216	189	3.000
Cedar Bayou 5 TEF loan, due 2045	381	255	3.000
Greens Bayou 6 TEF loan, due 2045	204	90	3.000
Subtotal recourse debt	21,337	16,576
Non-recourse debt:
Lightning Term Loan, due 2031	1,715	—	SOFR + 1.750
Subtotal all Lightning non-recourse debt	1,715	—
Subtotal long-term debt (including current maturities)	23,052	16,576
Finance leases	45	24	various
Subtotal long-term debt and finance leases (including current maturities)	23,097	16,600
Less current maturities	(1,079)	(31)
Less debt issuance costs	(170)	(146)
Discounts, net of premiums	(4)	(11)
Total long-term debt and finance leases	$21,844	$16,412
Recourse Debt
Term Loan B Incurrence
On April 28, 2026, the Company and APX Group LLC, as borrowers, and certain of the Company’s subsidiaries, as guarantors, entered into the Sixteenth Amendment to the Second Amended and Restated Credit Agreement (the “Sixteenth Amendment”), dated as of June 30, 2016, with, among others, Citicorp North America, Inc., as administrative agent and as collateral agent, and certain financial institutions, as lenders (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), in order to (i) establish new term loans in aggregate principal amount of

$900 million (the “Incremental Term Loans”), and (ii) make certain modifications to the Credit Agreement in connection therewith. The Incremental Term Loans constitute a new and separate class of term loans under the Credit Agreement.
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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, totaling $1.35 billion of available capacity, to provide additional liquidity. As of September 30, 2026, $655 million was issued under these facilities.
Credit Default Swap Facility
On July 21, 2026, the Company entered into a credit agreement, with commitments from lenders for up to $250 million of total available capacity, for the issuance of letters of credit to support normal business operations. Annual fees of 1.20% on the facility are paid quarterly in arrears and reflect the costs associated with the credit default swaps supporting the facility. As of September 30, 2026, there were $245 million in letters of credit issued under this facility.
Texas Development Projects
The T.H. Wharton TEF loan, due 2045, has been fully disbursed as of September 30, 2026. As of October 31, 2026, $386 million and $214 million of disbursements have occurred for the Cedar Bayou 5 TEF loan, due 2045 and Greens Bayou 6 TEF loan, due 2045, respectively (together with the T.H. Wharton TEF loan, due 2045, collectively the “TEF Loans”).
Receivables Securitization Facilities
On June 18, 2026, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, extend the scheduled termination date to June 17, 2027. As of September 30, 2026, there were $1.1 billion in letters of credit issued under the Receivables Facility.
2027 Senior Secured First Lien Notes and 2032 Senior Notes
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
Acquired LS Power Debt
On January 30, 2026 (the “Acquisition Closing Date”), in connection with the acquisition of the LSP Portfolio from LS Power, Lightning, an indirect, wholly-owned subsidiary of NRG as of such date, retained its 7.250% Senior Secured Notes due

2032, term loan and revolving loan facility. As of September 30, 2026, the 7.250% Senior Secured Notes due 2032 are no longer outstanding as discussed below.
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
Lightning Credit Facility
On the Acquisition Closing Date, Lightning remained party to a credit agreement (the “Lightning Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and various lenders and issuing banks from time to time party thereto. The Lightning Credit Agreement consists of a term loan in an original aggregate principal amount of $1.75 billion (the “Lightning Term Loan”) and revolving loan facility of $600 million (the “Lightning Revolving Facility”). The maturity date of the Lightning Term Loan and the Lightning Revolving Facility is August 16, 2031, and August 16, 2029, respectively. Interest on the Lightning Term Loan and revolving credit borrowings under the Lightning Revolving Facility accrues at a rate per annum equal to the SOFR rate plus a margin of 2.250%, and 2.000%, respectively, subject to leverage-based margin step-downs. As of September 30, 2026, the margin on the Lightning Term Loan and revolving credit borrowings under the Lightning Revolving Facility is 1.750%, and 1.500%, respectively, due to leveraged-based margin step-downs. As of September 30, 2026, there were no outstanding borrowings and there were $5 million in letters of credit issued under the Lightning Revolving Facility.

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

The summarized financial information for the Company’s consolidated VIE consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Accounts receivable, net and Other current assets	$2,769	$2,779
Current liabilities	5	155
Net assets	$2,764	$2,624

Note 9 — Changes in Capital Structure
As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG’s preferred and common stock issued and outstanding:

	Preferred	Common
	Issued and Outstanding	Issued	Treasury	Outstanding
Balance as of December 31, 2025	650,000	199,828,615	(9,452,008)	190,376,607
Shares issued under LTIPs	—	1,482,049	—	1,482,049
Shares issued under ESPP	—	—	85,289	85,289
Shares repurchased	—	—	(6,211,021)	(6,211,021)
Shares issued for the acquisition of the LSP Portfolio	—	24,250,000	—	24,250,000
Retirement of treasury stock	—	(340,900)	340,900	—
Balance as of September 30, 2026	650,000	225,219,764	(15,236,840)	209,982,924
Shares issued under LTIPs	—	59,253	—	59,253
Shares issued under ESPP	—	—	121,679	121,679
Shares repurchased	—	—	(142,576)	(142,576)
Balance as of October 31, 2026	650,000	225,279,017	(15,257,737)	210,021,280

Common Stock
Share Repurchases
The Company’s long-term capital allocation policy is to target allocating approximately 80% of cash available for allocation, after debt reduction, to be returned to shareholders. During 2026, the Company repurchased shares under its $3.7 billion share repurchase program which began in 2023 and was completed during the quarter ended March 31, 2026. Upon completion of that program, the Company began repurchasing shares under the Board of Directors’ authorization approved on October 16, 2025, permitting up to $3.0 billion of share repurchases through 2028. On November 6, 2026, in connection with its approval of the sale of 4.9 GW of generation assets to LS Power, the Board of Directors approved an additional $1.0 billion of share repurchases. Share repurchases under these programs are summarized below.

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

The following table summarizes the share repurchases made under the $3.0 billion authorization through October 31, 2026:

	Total number of shares purchased	Average price paid per share(a)	Amounts paid for shares purchased (in millions)
2026 Repurchases:
Shares repurchased from LS Power	1,058,189	$164.00	$176	(b)
Open market repurchases	3,234,852	$148.29	480	(c)
Total Share Repurchases during the nine months ended September 30, 2026 under the $3.0 billion authorization	4,293,041		656	(d)
Open market repurchases October 1, 2026 through October 31, 2026	142,576	$99.62	14
Total Share Repurchases under the $3.0 billion authorization	4,435,617	$150.47	$670
(a)The average price paid per share excludes excise tax owed and commissions and fees paid in connection with the share repurchases
(b)The Company entered into a stock purchase agreement to repurchase 1,829,269 shares of NRG common stock from LS Power. 771,080 shares were repurchased under the $3.7 billion authorization, and the remaining 1,058,189 shares were repurchased under the $3.0 billion authorization
(c)Includes $1 million accrued as of September 30, 2026
(d)Excludes $7 million accrued for estimated excise tax for the nine months ended September 30, 2026
Employee Stock Purchase Plan
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

NRG Common Stock Dividends
During the first quarter of 2026, NRG increased the annual dividend to $1.90 from $1.76 per share. A quarterly dividend of $0.475 per share was paid on the Company’s common stock during the three months ended September 30, 2026. On October 19, 2026, NRG declared a quarterly dividend on the Company’s common stock of $0.475 per share, payable on November 16, 2026 to stockholders of record as of November 2, 2026. Beginning in the first quarter of 2027, NRG will increase the annual dividend by 8% to $2.05 per share. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
The Company’s common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
Retirement of Treasury Stock
During the nine months ended September 30, 2026 and 2025, the Company retired shares of treasury stock as detailed below. These retired shares are now included in NRG’s pool of authorized but unissued shares. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in-capital.

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
Capped Call Options
During the second quarter of 2024, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”) to mitigate the impact of potential dilution of the Convertible Senior Notes. Each had a strike price of $40.63 per share, subject to certain adjustments, and effectively locked in a conversion premium of $257 million on the $232 million balance of the Convertible Senior Notes. The Capped Calls were separate transactions and not part of the terms of the Convertible Senior Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in stockholders’ equity.
In the second quarter of 2025, the Company extended the expiration date of the Capped Calls from June 1, 2025 to July 8, 2025. Upon the exercise and settlement of the Capped Calls on July 8, 2025, the Company paid a total amount of $292 million, inclusive of the initial conversion premium of $257 million. The Company received 4,210,920 shares of common stock, of which 3,986,335 were issued to the holders of the Convertible Senior Notes upon conversion, and the remaining 224,585 received were retired by the Company.
Preferred Stock
Series A Preferred Stock Dividends
During the quarters ended September 30 and March 31, 2026 and 2025, the Company declared and paid semi-annual 10.25% dividends of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Note 10 — Income Per Share
Basic income per common share is computed by dividing net income less cumulative dividends attributable to preferred stock by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted income per share is computed in a manner consistent with that of basic income per share while giving effect to all potentially dilutive common shares that were outstanding during the period when there is net income. The relative performance stock units and non-vested restricted stock units are not considered outstanding for purposes of computing basic income per share. However, these instruments are included in the denominator for purposes of computing diluted income per share under the treasury stock method for periods when there is net income. For the three and nine months ended September 30, 2025, the Convertible Senior Notes were convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock. The Company included the potential share settlements, if any, in the denominator for purposes of computing diluted income per share under the if converted method. The potential shares settlements were calculated as the excess of the Company’s conversion obligation over the aggregate principal amount (which was settled in cash), divided by the average share price for the period. The Company included the potential share settlements in the diluted income per share calculation for the period prior to the redemption date of July 8, 2025.
NRG’s basic and diluted income per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic income per share:
Net income	$561	$152	$1,192	$798
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net income available for common stockholders	$544	$135	$1,141	$747
Weighted average number of common shares outstanding - basic	210	193	209	196
Income per weighted average common share — basic	$2.59	$0.70	$5.46	$3.81

Diluted income per share:
Net income	$561	$152	$1,192	$798
Less: Cumulative dividends attributable to Series A Preferred Stock	17	17	51	51
Net income available for common stockholders	$544	$135	$1,141	$747
Weighted average number of common shares outstanding - basic	210	193	209	196
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	2	1	2
Incremental shares attributable to the potential share settlements of the Convertible Senior Notes (if converted method)	—	—	—	3
Weighted average number of common shares outstanding - dilutive	210	195	210	201
Income per weighted average common share — diluted	$2.59	$0.69	$5.43	$3.72
For the three months ended September 30, 2026, the Company had 1 million of outstanding equity compensation instruments that were anti-dilutive and were not included in the computation of the Company’s diluted income per share. For all other periods presented, the Company had an insignificant number of outstanding equity instruments that were anti-dilutive and were not included in the computation of the Company’s diluted income per share.

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

	Three months ended September 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$3,728	$4,464	$692	$609	$—	$(27)	$9,466
Operating expenses	3,026	3,995	545	304	29	(26)	7,873
Depreciation and amortization	133	125	7	231	14	—	510
Total operating cost and expenses	3,159	4,120	552	535	43	(26)	8,383
Gain on sale of assets	—	—	1	—	—	—	1
Operating income/(loss)	569	344	141	74	(43)	(1)	1,084
Other (expense)/income, net	—	(1)	8	(9)	(2)	1	(3)
Interest expense	—	—	—	—	(302)	—	(302)
Income/(loss) before income taxes	569	343	149	65	(347)	—	779
Income tax expense	—	—	—	—	218	—	218
Net income/(loss)	$569	$343	$149	$65	$(565)	$—	$561
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$8	$19	$—	$—	$—	$—	$27

Other segment information
Capital expenditures	$484	$18	$1	$9	$14	$—	$526

	Three months ended September 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$3,379	$3,030	$680	$552	$—	$(6)	$7,635
Operating expenses	2,996	2,870	694	283	24	(6)	6,861
Depreciation and amortization	95	37	6	211	11	—	360
Total operating cost and expenses	3,091	2,907	700	494	35	(6)	7,221
Operating income/(loss)	288	123	(20)	58	(35)	—	414
Other income, net	—	—	1	2	8	—	11
Interest expense	—	—	—	—	(187)	—	(187)
Income/(loss) before income taxes	288	123	(19)	60	(214)	—	238
Income tax expense	—	—	—	—	86	—	86
Net income/(loss)	$288	$123	$(19)	$60	$(300)	$—	$152
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$4	$—	$2	$—	$—	$—	$6

Other segment information
Capital expenditures	$203	$4	$2	$6	$39	$—	$254

	Nine months ended September 30, 2026
(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(b)	$8,868	$14,408	$2,200	$1,774	$—	$(47)	$27,203
Operating expenses	7,617	12,953	1,880	904	109	(46)	23,417
Depreciation and amortization	364	361	22	647	42	—	1,436
Total operating cost and expenses	7,981	13,314	1,902	1,551	151	(46)	24,853
(Loss)/Gain on sale of assets	—	(6)	44	—	—	—	38
Operating income/(loss)	887	1,088	342	223	(151)	(1)	2,388
Other (expense)/income, net	—	(1)	7	(12)	48	1	43
Loss on debt extinguishment	—	—	—	—	(9)	—	(9)
Interest expense	—	—	—	—	(897)	—	(897)
Income/(loss) before income taxes	887	1,087	349	211	(1,009)	—	1,525
Income tax expense	—	—	—	—	333	—	333
Net income/(loss)	$887	$1,087	$349	$211	$(1,342)	$—	$1,192
(a) Includes result of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$26	$20	$1	$—	$—	$—	$47

Other segment information
Capital expenditures	$1,028	$59	$5	$22	$67	$—	$1,181

	Nine months ended September 30, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Revenue(a)	$8,660	$10,345	$2,394	$1,585	$—	$(24)	$22,960
Operating expenses	7,382	9,757	2,177	988	95	(24)	20,375
Depreciation and amortization	271	110	24	592	33	—	1,030
Total operating cost and expenses	7,653	9,867	2,201	1,580	128	(24)	21,405
Loss on sale of assets	—	—	(7)	—	—	—	(7)
Operating income/(loss)	1,007	478	186	5	(128)	—	1,548
Other income, net	(1)	4	3	(6)	30	—	30
Loss on debt extinguishment	—	—	—	—	(10)	—	(10)
Interest expense	—	—	—	—	(498)	—	(498)
Income/(loss) before income taxes	1,006	482	189	(1)	(606)	—	1,070
Income tax expense	—	—	—	—	272	—	272
Net income/(loss)	$1,006	$482	$189	$(1)	$(878)	$—	$798
(a) Inter-segment sales and inter-segment net derivative gains and losses included in revenues	$17	$1	$6	$—	$—	$—	$24

Other segment information
Capital expenditures	$730	$9	$9	$14	$87	$—	$849
The following table summarizes balance sheet information by segment:

	As of September 30, 2026
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Goodwill(a)	$2,229	$2,937	$126	$3,523	$—	$—	$8,815
Total assets	16,453	26,369	3,356	7,181	33,717	(46,780)	40,296
(a) The goodwill associated with the acquisition of the LSP Portfolio has been provisionally allocated to the Texas and East segments as of September 30, 2026

	As of December 31, 2025
(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Eliminations	Total
Goodwill	$643	$721	$130	$3,523	$—	$—	$5,017
Total assets	9,286	9,731	2,724	6,752	20,951	(20,304)	29,140

Note 12 — Income Taxes
Effective Income Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except rates)	2026	2025	2026	2025
Income before income taxes	$779	$238	$1,525	$1,070
Income tax expense	218	86	333	272
Effective income tax rate	28.0%	36.1%	21.8%	25.4%
For the three months ended September 30, 2026, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the nine months ended September 30, 2026 the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences related to stock-based compensation and the remeasurement of state net operating losses as a result of the acquisition of the LSP Portfolio.

For the three months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense. For the nine months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBB”) was enacted into law. The OBBB included changes to U.S. tax law applicable to NRG beginning in 2025. The impact of the OBBB on the Company’s condensed consolidated financial statements has been reflected in its current and deferred taxes, however, there is no material impact to the income tax expense/(benefit) for the periods presented.
On September 12, 2024, Treasury and the IRS released proposed regulations that provide guidance on the application of the CAMT. The proposed regulations allow the exclusion of unrealized mark-to-market gains and losses, related to qualified hedge transactions, from adjusted financial statement income. The Company will continue to evaluate the applicable corporation status and the impact of the CAMT based on the proposed regulations and new guidance. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT for the three and nine months ended September 30, 2026 and 2025.
Uncertain Tax Benefits
As of September 30, 2026, NRG had a non-current tax liability of $55 million for uncertain tax benefits from positions taken on various federal, state, and foreign income tax returns inclusive of accrued interest. For the nine months ended September 30, 2026, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of September 30, 2026, NRG had cumulative interest and penalties related to these uncertain tax benefits of $6 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 13 — Related Party Transactions
NRG provides services to some of its related parties under operations and maintenance agreements. Fees for the services under these agreements include recovery of NRG’s costs of operating the plants. Certain agreements also include fees for administrative services, a base monthly fee, profit margin and/or annual incentive bonus.
The following table summarizes NRG’s revenues from Ivanpah, which are included in revenue in the consolidated statements of operations. The revenues below also include fees under project management agreements with each project company.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Total revenues	$13	$14	$48	$38

Note 14 — Commitments and Contingencies
Commitments
The Company disclosed its commitments in Note 22, Commitments and Contingencies, to the Company’s 2025 Form 10-K. As of September 30, 2026, the Company has entered into additional long-term contractual arrangements related to purchased energy commitments, including power purchases, gas transportation and storage, and fuel and transportation services. These contracts are not included in the consolidated balance sheet as of September 30, 2026.

As of September 30, 2026, the Company’s minimum commitments under such additional outstanding agreements since December 31, 2025 are estimated as follows:

Period	(In millions)
2027	$742
2028	703
2029	636
2030	491
Thereafter	815
Total	$3,387
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of property and assets owned by NRG and the guarantors of its senior debt. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedges. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have a claim under the first lien program. As of September 30, 2026, counterparties’ net exposure to NRG of approximately $8 million on out-of-the-money hedges was secured by the first lien structure.
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
NYSPSC – Order to Show Cause — The NYSPSC issued an order referred to as the Retail Reset Order in December 2019 that limited the offers of ESCOs for electric and natural gas to three compliant products: guaranteed savings from the utility default rate, a fixed rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate or New York-sourced renewable energy that is at least 50% greater than the prevailing New York Renewable Energy Standard for load serving entities. Subsequently, the NYSPSC issued an order referred to as the Clarification Order on September 18, 2020 stating the Retail Reset Order applies only to prospective customer contracts. NRG took action to comply with the order when it became effective April 16, 2021. On January 8, 2024, the NYSPSC notified eight of NRG’s retail energy suppliers (serving both electricity and natural gas) of alleged non-compliance with New York regulatory requirements. NRG responded to the notices in February 2024 and on September 23, 2025, the NYSPSC issued a follow-up order further alleging separately that the NRG retail supplier responsible for selling natural gas to commercial and industrial customers had been improperly serving residential customers. On April 16, 2026, the NYSPSC approved a settlement agreement which resolved all outstanding claims and permitted NRG to maintain its eligibility to serve customers. As of September 30, 2026, NRG has fulfilled its obligations under the agreement to distribute a $50 million fund to certain legacy customers and payment of $920 thousand to certain low-income customers. NRG has also provided certain customers with a one-time opportunity to enroll in a special discounted 12-month rate and will be administering that program through the third quarter of 2027.

FERC Investigation – PJM Demand Response — In 2024, NRG Curtailment Solutions, Inc. (“NRGCS”) and CPower received document preservation notices from the FERC’s Office of Enforcement and Regulatory Accounting (the “OERA Staff”) regarding demand response performance during Winter Storm Elliot. Since then, OERA Staff has issued multiple rounds of data requests to, and has taken investigative testimony from, both companies. OERA Staff has since expanded its investigation seeking data from 2019 through the present and has inquired into the manner in which CPower registered its customers in the PJM demand response market.

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
Air
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) vacated the ACE rule (but on February 22, 2021, at the EPA’s request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the “generation shifting” approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU’s GHG emissions would be regulated including capturing and storing/sequestering CO2 in some instances. This rule was challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. In February 2025, the court granted a motion the DOJ filed asking the court to hold proceedings in abeyance while the EPA evaluated the rule. On September 17, 2026, the EPA finalized a rule repealing many of the provisions of the 2024 Carbon Pollution Standards applicable to fossil fuel-fired EGUs and proposed rescinding the remaining GHG emission requirements for fossil fuel-fired power plants. On the same day, the rule was challenged in the DC Circuit and the outcome of the legal challenges is uncertain.
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
Water
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intended to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas, which the Company completed by the end of 2025. However, PJM has requested that two coal-fueled units at Powerton continue to operate until at least May 31, 2031 to address reliability concerns. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
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
•Results of operations; and
•Liquidity and capital resources including liquidity position, material cash requirements and commitments, and other obligations.
As you read this discussion and analysis, refer to NRG’s condensed consolidated statements of operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2026 and 2025. Also refer to NRG’s 2025 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including: General section; Strategy section; Business Overview section, including how regulation, weather, and other factors affect NRG’s business; and Critical Accounting Estimates section.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, provides electricity, natural gas, and smart-home technology solutions to approximately 8 million residential customers (comprised of 6 million retail energy and 2 million smart home), in addition to large commercial and industrial, data center, and wholesale customers. Across North America, NRG is redefining customers’ experience with energy under brand names such as NRG, Reliant, Direct Energy, Green Mountain Energy, and Vivint. As of September 30, 2026, the Company’s core power and natural gas business consists of approximately 25 GW of competitive power generation, including approximately 13 GW from the LSP Portfolio, and a natural gas portfolio that serves approximately 1,900 MMDth annually.

Strategy
NRG’s strategy is to maximize shareholder value by delivering integrated energy and smart home solutions, supported by an owned generation fleet and a diversified supply strategy. The Company generates power and sells electricity and natural gas to residential, commercial, industrial, and wholesale customers in the markets it serves. The Company also provides smart home security and automation services that deepen customer relationships and support long-term engagement. NRG operates a customer-first platform that promotes reliability and affordability amid rapid transformation in the energy sector. The Company is advancing opportunities to meet growing demand, including from data centers, other large load customers, and electrification. This includes (i) flexible load products such as demand response and virtual power plants (“VPP”), which help manage costs and improve affordability for customers, (ii) completing the Texas Development Projects, (iii) long-term, contract-backed generation and related infrastructure, supported by strategic partnerships with equipment manufacturers and engineering, procurement, and construction companies, and (iv) increasing capacity at existing facilities. The Company’s differentiated model is built to meet North America’s evolving needs while delivering affordable, reliable solutions for customers and long-term growth for shareholders. This strategy is intended to generate recurring cash flow, strengthen earnings and cost competitiveness, and reduce risk and volatility.
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
Beginning in the first quarter of 2026, the operations acquired from LS Power were integrated into the Company’s existing segment structure, enhancing scale and portfolio optimization across the platform. In Texas, the Company’s generation portfolio is fully integrated with its retail load and, in early 2026, the Company adopted an integrated strategy in the East, expanding this model across a broader geographic footprint. The integrated model strategically aligns generation and retail, enabling the Company to supply a portion of its retail customers with electricity from Company-owned assets, thereby reducing reliance to procure electricity from other institutions and intermediaries and supporting more stable earnings and cash flows, lower transaction costs, and reduced credit exposure. The integrated model also results in a reduction in actual and contingent collateral requirements, improving capital efficiency and further limiting transactions with third parties.

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
In 2023, the Texas Legislature authorized implementation of the Performance Credit Mechanism (“PCM”), which will measure real-time contribution to system reliability and provide compensation for resources to be available, subject to certain “guardrails” such as an absolute annual net cost cap, as part of its adoption of the PUCT Sunset Bill (House Bill 1500). In December 2024, the PUCT decided to shelve implementation of the PCM indefinitely. The Texas Legislature also directed the PUCT to implement a new ancillary service called Dispatchable Reliability Reserve Service (“DRRS”) to further increase ERCOT’s capability to manage net load variability and firming requirements for new generation resources which penalize poor performance during periods of low grid reserves. In November 2025, ERCOT published an updated design proposal for DRRS that includes the ability for the PUCT to configure it to support resource adequacy through stronger financial incentives for dispatchable thermal generation. In July 2026, the PUCT approved an initial design that does not include a resource adequacy mechanism, but may further refine the final design of DRRS as part of the review of the reliability standard. The PUCT adopted a final rule to implement the firming requirement in December 2025, which requires new generation resources with signed interconnection agreements on or after January 1, 2027, to acquire additional capacity to meet a minimum requirement during low reserve hours on the ERCOT system.

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
Senate Bill 6 — On June 20, 2025, Governor Abbot, the Governor of Texas, signed SB 6 into law, which includes various provisions that concern how ERCOT, transmission and distribution utilities, and power generation companies plan for and serve large loads (defined as 75 MWs and above) in the ERCOT market, including provisions relating to forecasting accuracy, large load interconnection standards, processes and incentives for curtailment, PUCT review of certain proposed co-locations, and an investigation of transmission cost allocation and rate design. The PUCT has adopted final rules related to load forecasting accuracy, co-location, and large load interconnection standards, but the rulemaking process for cost allocation and rate design, as well as incentives or requirements to curtail operations, are in progress. With respect to large load interconnection standards, on September 18, 2026, the PUCT adopted a final rule, which establishes the standards and criteria to interconnect a large load customer to the ERCOT system, including required posting of financial security. ERCOT has also developed revisions to the interconnection study process to more efficiently review large load interconnection requests, which the PUCT approved on June 18, 2026.
Governor Abbott’s August 3, 2026 Directive — On August 3, 2026, Governor Abbott directed the PUCT and ERCOT to complete a verification and audit of all data centers advancing through the interconnection process. ERCOT has issued requests for information on projects in batch zero. ERCOT plans to file its batch zero eligibility verification report and its community impact review report with the PUCT in December 2026.
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
On May 27, 2026, PJM published a revised Reliability Backstop Procurement proposal in response to the January 16, 2026 Board directive. PJM proposes a one-time, transitional procurement of capacity through two parallel processes. On June 9, 2026, Charles River Associates, on behalf of PJM, issued a Request for Proposals to facilitate bilateral contracting between large loads and eligible supply. On July 31, 2026, PJM filed at FERC to implement the Reliability Backstop Procurement proposal, under which there would be a central procurement process to procure capacity for the approximately 6,800 MW shortfall identified in the 2028/2029 BRA. On September 29, 2026, FERC accepted PJM’s proposed Reliability Backstop Procurement tariff revisions for filing, suspended them for five months to become effective February 28, 2027, subject to refund and further Commission order, and established paper-hearing procedures to further develop the record regarding issues raised by the proposal. As a result, the procurement will not proceed according to the schedule originally proposed by PJM.
On August 13, 2026, PJM filed at FERC proposed revisions to its tariff to establish an Interim Resource Adequacy Service (“IRAS”) and a Large Load Registry. The proposal is intended to address resource adequacy concerns associated with the rapid growth of large loads, including data centers, by requiring load serving entities supporting certain new large loads to secure sufficient new capacity or otherwise be subject to curtailment requirements during periods of resource scarcity. The proposal would also establish a registry to track existing and new large loads within the PJM footprint and create mechanisms for new large loads to satisfy resource adequacy requirements through qualifying new capacity arrangements. On October 9, 2026, FERC rejected the proposed IRAS framework and related new capacity arrangements, while accepting PJM’s proposed definition of Large Load and Large Load Registry. FERC’s rejection does not prevent PJM from submitting a modified IRAS proposal in a future filing.
Indian River RMR Proceeding — On June 29, 2021, Indian River notified PJM that it intended to retire Unit 4. PJM identified reliability violations resulting from the proposed deactivation of Unit 4. The Company filed a cost based RMR rate schedule at FERC. The Company reached settlement with a number of the intervening parties and the settlement agreement was filed. On January 16, 2025, FERC issued an order approving the settlement agreement. Indian River Unit 4 retired on February 23, 2025. On May 19, 2025, Maryland Office of People’s Counsel filed an appeal to the Court of Appeals for the Fourth Circuit of FERC’s denial on its request for rehearing. On August 22, 2025, NRG filed a motion to transfer venue. On November 12, 2025, the motion to transfer venue was granted and the appeal was transferred to the Court of Appeals for the D.C. Circuit. The appeal is pending, and briefing is underway.
Generator Complaint Against PJM — On October 6, 2026, Monongahela Power Company (“Mon Power”) filed a complaint at FERC challenging PJM’s advance commitment and dispatch of natural gas-fired generation during Winter Storm Fern in January 2026. Mon Power alleges that these practices increased congestion and energy prices, resulting in in additional costs to its customers, and requests hearing procedures to further examine PJM’s actions. The complaint is pending at FERC. Multiple intervenors are opposed to Mon Power’s complaint, including NRG’s trade organization which filed comments requesting denial of the complaint on October 26, 2026.
Exelon Complaint Against PJM — On November 3, 2026, Exelon filed a complaint at FERC against PJM that asks the Commission to find PJM’s three-year forward capacity auction schedule unjust and unreasonable and to replace it with an auction held two months prior to each Delivery Year, beginning with the 2030/2031 Base Residual Auction. If accepted, this could change the capacity market construct and affect future Base Residual Auctions.
Other Regulatory Matters
From time to time, NRG entities may be subject to examinations, investigations and/or enforcement actions by federal, state and provincial licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations.

Environmental Regulatory Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of power plants. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. In general, the electric generation industry has faced increasingly stringent requirements regarding air quality, GHG emissions, combustion byproducts, water use and discharge, and threatened and endangered species including several rules promulgated in 2024. Future laws may require the addition of emissions controls or other environmental controls or to impose additional restrictions on the operations of the Company’s facilities including unit retirements or impose obligations related to historic coal ash use, storage and disposal. At the federal level, the President has issued several Executive Orders that indicate that the current administration intends to relax or rescind some previously promulgated regulations. The EPA has proposed several and finalized some rules that relax and/or rescind regulations previously promulgated. Complying with environmental laws often involves specialized human resources and significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options and the expected economic returns on capital.
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
CPP/ACE Rules — The attention in recent years on GHG emissions has resulted in federal and state regulations. In 2019, the EPA promulgated the ACE rule, which rescinded the CPP, which had sought to broadly regulate CO2 emissions from the power sector. On January 19, 2021, the D.C. Circuit vacated the ACE rule (but on February 22, 2021, at the EPA’s request, stayed the issuance of the portion of the mandate that would vacate the repeal of the CPP). On June 30, 2022, the U.S. Supreme Court held that the “generation shifting” approach in the CPP exceeded the powers granted to the EPA by Congress. On May 9, 2024, the EPA promulgated a rule that repealed the ACE rule and significantly revised the manner in which new combustion-turbine and existing steam EGU’s GHG emissions would be regulated including capturing and storing/sequestering CO2 in some instances. This rule was challenged by numerous parties in the D.C. Circuit including 27 states with 22 states intervening in support of the rule. The D.C. Circuit held oral arguments related to this rule in December 2024. In February 2025, the court granted a motion the DOJ filed asking the court to hold proceedings in abeyance while the EPA evaluated the rule. On September 17, 2026, the EPA finalized a rule repealing many of the provisions of the 2024 Carbon Pollution Standards applicable to fossil fuel-fired EGUs and proposed rescinding the remaining GHG emission requirements for fossil fuel-fired power plants. On the same day, the rule was challenged in the DC Circuit and the outcome of the legal challenges is uncertain.
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
ELG — In 2015, the EPA revised the ELG for Steam Electric Generating Facilities, which imposed more stringent requirements (as individual permits were renewed) for wastewater streams from FGD, fly ash, bottom ash and flue gas mercury control. On October 13, 2020, the EPA amended the 2015 ELG rule by: (i) altering the stringency of certain limits for FGD wastewater; (ii) relaxing the zero-discharge requirement for bottom ash transport water; and (iii) changing several deadlines. In 2021, NRG informed its regulators that the Company intended to comply with the ELG by ceasing combustion of coal by the end of 2028 at its domestic coal units outside of Texas, and installing appropriate controls by the end of 2025 at its two plants that have coal-fired units in Texas, which the Company completed by the end of 2025. However, PJM has requested that two coal-fueled units at Powerton continue to operate until at least May 31, 2031 to address reliability concerns. On May 9, 2024, the EPA promulgated a rule that again revises the ELG by, among other things, further restricting the discharge of (i) FGD wastewater, (ii) bottom ash transport water, and (iii) combustion residual leachate. The rule was challenged in numerous courts, but the cases were consolidated in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the legal challenges is uncertain. On February 19, 2025, the DOJ filed a motion asking the court to hold proceedings in abeyance while the U.S. presidential administration evaluates the rule, which the court granted. On December 31, 2025, the EPA promulgated a rule that extends several deadlines and provides greater flexibility regarding decisions to invest in more stringent controls.
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

Significant Events
The following significant events have occurred during 2026 as further described within this Management’s Discussion and Analysis and the condensed consolidated financial statements:
Anticipated Sale of 4.9 GW of Generation Assets
On November 9, 2026, the Company entered into a definitive agreement with LS Power to sell six natural-gas fired generation assets totaling 4.9 GW from the Texas and East segments for cash proceeds of $4 billion, subject to working capital and other closing adjustments. The transaction is targeted to close in the second quarter of 2027, and is subject to customary closing conditions and regulatory approvals, including HSR, FERC and NYSPSC. The sale retains the entire PJM portfolio and CPower acquired by the Company in January 2026. The Company plans to use the remaining proceeds, after debt reduction of $2 billion, for $1 billion of share repurchases and $1 billion for either contracted growth investments or additional debt reduction. For further discussion, see Note 4, Acquisitions and Dispositions.
Texas Energy Fund (TEF)
The Company achieved commercial operations at its first project, the 415 MW T.H. Wharton facility, in May 2026.
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio from LS Power. The acquisition doubles NRG’s generation capacity with the addition of 18 natural gas-fired and dual fuel facilities totaling approximately 13 GW. In addition, NRG acquired CPower, a leading demand response platform, which operates in all the country’s deregulated energy markets and has more than 2,000 commercial and industrial customers. The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus working capital and certain other adjustments of $472 million. The Company funded the cash consideration using a portion of the net proceeds of $4.4 billion from the 5.750% 2034 Senior Notes, the 2036 Senior Notes, Senior Secured First Lien Notes, due 2030 and the Senior Secured First Lien Notes, due 2035 and proceeds of $2.5 billion from the Company’s Revolving Credit Facility. For further discussion, see Note 4, Acquisitions and Dispositions.
Capital Allocation
During the nine months ended September 30, 2026, the Company completed $963 million of share repurchases at an average price of $154.45 per share. Through October 31, 2026, an additional $14 million of share repurchases were executed at an average price of $99.62 per share. On November 6, 2026, in connection with its approval of the sale of 4.9 GW of generation assets to LS Power, the Board of Directors approved an additional $1.0 billion of share repurchases. See Note 9, Changes in Capital Structure for additional discussion.
In the first quarter of 2026, NRG increased the annual common stock dividend to $1.90 from $1.76 per share, representing an 8% increase from 2025. Beginning in the first quarter of 2027, NRG will increase the annual dividend by 8% to $2.05 per share. The Company targets an annual dividend growth rate of 7-9% per share in subsequent years.

Term Loan B Incurrence
On April 28, 2026, the Company and APX Group LLC, as borrowers, and certain of the Company’s subsidiaries, as guarantors, entered into the Sixteenth Amendment to the Credit Agreement to establish new term loans in aggregate principal amount of $900 million. For further discussion, see Note 7, Long-term Debt and Finance Leases.
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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, to provide additional liquidity. As of September 30, 2026, $655 million was issued under these facilities.
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
Geopolitical Developments — The ongoing geopolitical conflicts, including hostilities with Iran and conflicts in the Middle East, and the potential for further escalation and disruption, have contributed to elevated and volatile oil prices and could, over time, put upward pressure on U.S. natural gas prices. Prolonged market volatility could result in increased collateral requirements and heighten counterparty credit exposure under NRG’s hedging arrangements.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Revenue
Retail revenue	$8,193	$7,282	$911	$24,379	$22,017	$2,362
Energy revenue(a)	780	148	632	1,530	492	1,038
Capacity revenue(a)	359	87	272	1,016	195	821
Mark-to-market for economic hedging activities	(2)	34	(36)	(26)	18	(44)
Contract amortization	10	1	9	30	(4)	34
Other revenues(a)(b)	126	83	43	274	242	32
Total revenue	9,466	7,635	1,831	27,203	22,960	4,243
Operating Costs and Expenses
Cost of fuel	598	343	(255)	1,353	928	(425)
Purchased energy and other cost of sales(c)	5,878	4,975	(903)	18,424	15,698	(2,726)
Mark-to-market for economic hedging activities	153	410	257	45	346	301
Contract and emissions credit amortization(c)	20	15	(5)	43	43	—
Operations and maintenance	460	396	(64)	1,355	1,118	(237)
Other cost of operations	129	102	(27)	346	298	(48)
Cost of operations (excluding depreciation and amortization shown below)	7,238	6,241	(997)	21,566	18,431	(3,135)
Depreciation and amortization	510	360	(150)	1,436	1,030	(406)
Selling, general and administrative costs (excluding amortization of customer acquisition costs of $101, $78, $281, and $211 respectively, which are included in depreciation and amortization shown separately above)	619	612	(7)	1,774	1,885	111
Acquisition-related transaction and integration costs	16	8	(8)	77	59	(18)
Total operating costs and expenses	8,383	7,221	(1,162)	24,853	21,405	(3,448)
Gain/(Loss) on sale of assets	1	—	1	38	(7)	45
Operating Income	1,084	414	670	2,388	1,548	840
Other (Expense)/Income
Other (expense)/income, net	(3)	11	(14)	43	30	13
Loss on debt extinguishment	—	—	—	(9)	(10)	1
Interest expense	(302)	(187)	(115)	(897)	(498)	(399)
Total other expense	(305)	(176)	(129)	(863)	(478)	(385)
Income Before Income Taxes	779	238	541	1,525	1,070	455
Income tax expense	218	86	(132)	333	272	(61)
Net Income	$561	$152	$409	$1,192	$798	$394
(a)Includes gains and losses from financially settled transactions
(b)Includes trading gains and losses and ancillary revenues
(c)Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits

Management’s discussion of the results of operations for the three months ended September 30, 2026 and 2025
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2026 and 2025:

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2026	2025	Change %
Texas
ERCOT - Houston(a)	$39.68	$38.68	3%
ERCOT - North(a)	38.97	36.94	5%

East
NY J/NYC(b)	$71.12	$66.57	7%
NEPOOL(b)	62.82	62.77	—%
COMED (PJM)(b)	72.19	55.33	30%
PJM - West Hub(b)	99.44	61.48	62%
PJM - APS(b)	92.00	56.64	62%
PJM - DOMINION(b)	110.81	77.59	43%

West
MISO - Louisiana Hub(b)	$51.70	$40.93	26%
CAISO - SP15(b)	41.11	36.34	13%
(a)Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b)Average on peak power prices based on day ahead settlement prices as published by the respective ISOs

Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025	Change %
($/MMBtu)	$2.95	$3.07	(4)%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,701	$3,223	$667	$609	$(7)	$8,193
Energy revenue	—	780	—	—	—	780
Capacity revenue	—	359	20	—	(20)	359
Mark-to-market for economic hedging activities	—	(2)	—	—	—	(2)
Contract amortization	—	10	—	—	—	10
Other revenue(a)	27	94	5	—	—	126
Total revenue	3,728	4,464	692	609	(27)	9,466
Cost of fuel	(366)	(232)	—	—	—	(598)
Purchased energy and other cost of sales(b)(c)(d)	(1,821)	(3,424)	(593)	(60)	20	(5,878)
Mark-to-market for economic hedging activities	(287)	43	91	—	—	(153)
Contract and emissions credit amortization	(6)	(11)	(3)	—	—	(20)
Depreciation and amortization	(133)	(125)	(7)	(231)	(14)	(510)
Gross margin	$1,115	$715	$180	$318	$(21)	$2,307
Less: Mark-to-market for economic hedging activities, net	(287)	41	91	—	—	(155)
Less: Contract and emissions credit amortization, net	(6)	(1)	(3)	—	—	(10)
Less: Depreciation and amortization	(133)	(125)	(7)	(231)	(14)	(510)
Economic gross margin	$1,541	$800	$99	$549	$(7)	$2,982
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $1.2 billion, $66 million and $228 million of TDSP expense in Texas, East and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	13,538	4,635	646	—	—	18,819
Business electricity sales volume (GWh)	11,811	13,111	3,449	—	—	28,371
Home natural gas sales volume (MDth)	—	2,533	5,504	—	—	8,037
Business natural gas sales volume (MDth)	—	375,685	38,877	—	—	414,562
Average retail Home customer count (in thousands)(a)	2,802	2,159	638	—	—	5,599
Ending retail Home customer count (in thousands)(a)	2,776	2,109	635	—	—	5,520
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,557	—	2,557
Ending Vivint Smart Home customer count (in thousands) (b)(c)	—	—	—	2,593	—	2,593
Power generation
GWh sold(d)	13,381	9,997	1	—	—	23,379
GWh generated
Coal	6,121	1,772	—	—	—	7,893
Gas	7,260	7,690	—	—	—	14,950
Oil	—	14	—	—	—	14
Renewables	—	—	1	—	—	1
Total	13,381	9,476	1	—	—	22,858
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 67 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned and tolled generation, excludes equity investments

	Three months ended September 30, 2025
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$3,300	$2,766	$668	$552	$(4)	$7,282
Energy revenue	16	132	—	—	—	148
Capacity revenue	—	87	—	—	—	87
Mark-to-market for economic hedging activities	—	28	6	—	—	34
Contract amortization	—	1	—	—	—	1
Other revenue(a)	63	16	6	—	(2)	83
Total revenue	3,379	3,030	680	552	(6)	7,635
Cost of fuel	(274)	(60)	(9)	—	—	(343)
Purchased energy and other cost of sales(b)(c)(d)	(1,775)	(2,552)	(591)	(58)	1	(4,975)
Mark-to-market for economic hedging activities	(407)	37	(40)	—	—	(410)
Contract and emissions credit amortization	(7)	(5)	(3)	—	—	(15)
Depreciation and amortization	(95)	(37)	(6)	$(211)	(11)	(360)
Gross margin	$821	$413	$31	$283	$(16)	$1,532
Less: Mark-to-market for economic hedging activities, net	(407)	65	(34)	—	—	(376)
Less: Contract and emissions credit amortization, net	(7)	(4)	(3)	—	—	(14)
Less: Depreciation and amortization	(95)	(37)	(6)	(211)	(11)	(360)
Economic gross margin	$1,330	$389	$74	$494	$(5)	$2,282
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $970 million, $56 million and $198 million of TDSP expense in Texas, East, and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	12,462	4,175	621	—	—	17,258
Business electricity sales volume (GWh)	10,990	12,477	3,759	—	—	27,226
Home natural gas sales volume (MDth)	—	2,699	4,440	—	—	7,139
Business natural gas sales volume (MDth)	—	298,222	37,449	—	—	335,671
Average retail Home customer count (in thousands)(a)	2,873	2,125	651	—	—	5,649
Ending retail Home customer count (in thousands)(a)	2,844	2,115	651	—	—	5,610
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,379	—	2,379
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,414	—	2,414
Power generation
GWh sold(d)	9,299	1,941	1	—	—	11,241
GWh generated
Coal	6,287	1,249	—	—	—	7,536
Gas	3,012	3	—	—	—	3,015
Oil	—	8	—	—	—	8
Renewables	—	—	1	—	—	1
Total	9,299	1,260	1	—	—	10,560
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 63 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned, tolled and leased generation, excludes equity investments

The following table represents the weather metrics for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
Weather Metrics	Texas	East(b)	West/Other(c)
2026
CDDs(a)	1,959	762	1,330
HDDs(a)	—	52	6
2025
CDDs	1,659	710	1,123
HDDs	—	47	3
10-year average
CDDs	1,718	753	1,189
HDDs	5	51	9
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
Gross margin increased $775 million and economic gross margin increased $700 million during the three months ended September 30, 2026, compared to the same period in 2025.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due: •a 16%, or $150 million decrease in cost to serve the retail load, driven by lower realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio •an increase in net revenue rates of $44 million, primarily driven by changes in customer term, product and mix	$194
Higher gross margin due to an increase in load attributed to weather, partially offset by lower gross margin driven by changes in customer mix and attrition	52
Lower gross margin due to the impact of market optimization activities	(35)
Increase in economic gross margin	$211
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	120
Decrease in contract and emissions credit amortization	1
Increase in depreciation and amortization	(38)
Increase in gross margin	$294

East

(In millions)
Higher electric gross margin due to the net effect of: •an increase in net revenue rates of $158 million, primarily driven by changes in customer term, product and mix •a 4%, or $54 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio	$104
Higher electric gross margin from an increase in load due to a change in customer mix	32
Lower natural gas gross margin due to lower net revenue rates of $74 million from changes in customer term, product, and mix, partially offset by lower supply costs of $57 million, including the impact of transportation and storage contract optimization	(17)
Higher natural gas gross margin from an increase in load due to a change in customer mix	14
Higher gross margin due to an increase in capacity from the acquisition of the LSP Portfolio and at Midwest Generation	243
Higher gross margin due to an increase in demand response activities, including the acquisition of CPower and higher PJM auction prices in 2026	30
Other	5
Increase in economic gross margin	$411
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(24)
Decrease in contract amortization	3
Increase in depreciation and amortization	(88)
Increase in gross margin	$302

West/Other

(In millions)
Lower electric gross margin due to lower net revenue rates of $42 million, partially offset by lower supply costs of $35 million and changes in customer mix of $2 million	$(5)
Higher gross margin at Cottonwood driven by the termination of the facility lease in May 2025	29
Other	1
Increase in economic gross margin	$25
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	125
Increase in depreciation and amortization	(1)
Increase in gross margin	$149

Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $41 million and higher monthly revenue of $11 million	$52
Higher gross margin in home protection due to increased sales volume	4
Other	(1)
Increase in economic gross margin	$55
Increase in depreciation and amortization	(20)
Increase in gross margin	$35

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $221 million during the three months ended September 30, 2026, compared to the same period in 2025.
The breakdown of gains and losses included in revenues and operating costs and expenses, by segment, was as follows:

	Three months ended September 30, 2026
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(2)	$—	$—	$(2)
Reversal of acquired loss positions related to economic hedges	—	5	—	—	5
Net unrealized losses on open positions related to economic hedges	—	(5)	—	—	(5)
Total mark-to-market losses in revenue	$—	$(2)	$—	$—	$(2)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(208)	$(25)	$35	$—	$(198)
Reversal of acquired (gain)/loss positions related to economic hedges	(16)	161	—	—	145
Net unrealized (losses)/gains on open positions related to economic hedges	(63)	(93)	56	—	(100)
Total mark-to-market (losses)/gains in operating costs and expenses	$(287)	$43	$91	$—	$(153)
(a)Includes $(138) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Three months ended September 30, 2025
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
For the three months ended September 30, 2026, the $2 million loss in revenues from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of increases in PJM power prices as well as the reversal of previously recognized unrealized gains on contracts that settled during the period, largely offset by the reversal of acquired loss positions related to economic hedges. The $153 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period as well as a decrease in the value of open positions driven by decreases in natural gas prices, partially offset by the reversal of acquired loss positions related to economic hedges.

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
In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the three months ended September 30, 2026 and 2025. The realized and unrealized financial and physical trading results are included in revenue. The Company’s trading activities are subject to limits based on the Company’s Risk Management Policy.

	Three months ended September 30,
(In millions)	2026	2025
Trading (losses)/gains
Realized	$(1)	$25
Unrealized	(23)	(3)
Total trading (losses)/gains	$(24)	$22

Operations and Maintenance Expense
Operations and maintenance expense is comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Three months ended September 30, 2026	$209	$164	$10	$77	$—	$460
Three months ended September 30, 2025	205	105	15	67	4	396
Operations and maintenance expense increased by $64 million for the three months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$90
Decrease due to timing of planned major maintenance expenditures at Powerton and in Texas	(19)
Decrease driven by lower retail operations costs	(14)
Increase driven by higher Vivint Smart Home operations costs	7
Increase in operations and maintenance expense	$64
Other Cost of Operations
Other cost of operations is comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Total
Three months ended September 30, 2026	$75	$51	$1	$2	$129
Three months ended September 30, 2025	67	34	—	1	102
Other cost of operations for the three months ended September 30, 2026 increased by $27 million, when compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$13
Increase in gross receipts taxes due to higher revenues in Texas and in the East	11
Other	3
Increase in other cost of operations	$27

Depreciation and Amortization
Depreciation and amortization are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate	Total
Three months ended September 30, 2026	$133	$125	$7	$231	$14	$510
Three months ended September 30, 2025	95	37	6	211	11	360

Depreciation and amortization increased by $150 million for the three months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$111
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	50
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(25)
Other	14
Increase in depreciation and amortization	$150
Selling, General and Administrative Costs
Selling, general and administrative costs are comprised of the following:

(In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Elimination	Total
Three months ended September 30, 2026	$262	$156	$29	$165	$7	$619
Three months ended September 30, 2025	261	151	36	156	8	612
Selling, general and administrative costs increased by $7 million for the three months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase in broker fee and commissions expenses	$20
Increase in provision for credit losses	18
Increase in technology expenses	8
Increase due to the acquisition of the LSP Portfolio in January 2026	7
Decrease in personnel costs and equity linked compensation	(54)
Other	8
Increase in selling, general and administrative costs	$7
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $16 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, include:

	Three months ended September 30,
(In millions)	2026	2025
LSP Portfolio acquisition costs	$2	$2
LSP Portfolio integration costs	12	—
Other acquisition and integration costs, primarily related to Vivint Smart Home	2	6
Acquisition-related transaction and integration costs	$16	$8
Interest Expense
Interest expense increased by $115 million for the three months ended September 30, 2026, compared to the same period in 2025. The incremental interest expense is primarily attributable to the LSP Portfolio acquisition, including the borrowing to finance the acquisition and the assumption of Lightning debt. For further discussion, see Note 4, Acquisitions and Dispositions and Note 7, Long-term Debt and Finance Leases.

Income Tax Expense
For the three months ended September 30, 2026, income tax expense of $218 million was recorded on pre-tax income of $779 million. For the same period in 2025, an income tax expense of $86 million was recorded on pre-tax income of $238 million. The effective tax rates were 28.0% and 36.1% for the three months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026 and 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense.

Management’s discussion of the results of operations for the nine months ended September 30, 2026 and 2025
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2026 and 2025:

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2026	2025	Change %
Texas
ERCOT - Houston (a)	$35.24	$38.79	(9)%
ERCOT - North(a)	33.17	36.73	(10)%

East
NY J/NYC(b)	$85.96	$76.07	13%
NEPOOL(b)	79.43	72.48	10%
COMED (PJM)(b)	56.67	46.17	23%
PJM - West Hub(b)	89.42	58.13	54%
PJM - APS(b)	84.56	54.73	55%
PJM - DOMINION(b)	106.21	73.23	45%

West
MISO - Louisiana Hub(b)	$45.66	$45.49	—%
CAISO - SP15(b)	22.92	26.55	(14)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs
(b) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs
Natural Gas Prices
The following table summarizes the average Henry Hub natural gas price for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change %
($/MMBtu)	$3.63	$3.39	7%
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

The following tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026
($ In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$8,735	$11,730	$2,165	$1,774	$(25)	$24,379
Energy revenue	22	1,508	—	—	—	1,530
Capacity revenue	—	1,016	26	—	(26)	1,016
Mark-to-market for economic hedging activities	—	(32)	—	—	6	(26)
Contract amortization	—	30	—	—	—	30
Other revenue(b)	111	156	9	—	(2)	274
Total revenue	8,868	14,408	2,200	1,774	(47)	27,203
Cost of fuel	(774)	(578)	(1)	—	—	(1,353)
Purchased energy and other cost of sales(c)(d)(e)	(5,007)	(11,431)	(1,841)	(172)	27	(18,424)
Mark-to-market for economic hedging activities	(282)	153	90	—	(6)	(45)
Contract and emissions credit amortization	(9)	(29)	(5)	—	—	(43)
Depreciation and amortization	(364)	(361)	(22)	(647)	(42)	(1,436)
Gross margin	$2,432	$2,162	$421	$955	$(68)	$5,902
Less: Mark-to-market for economic hedging activities, net	(282)	121	90	—	—	(71)
Less: Contract and emissions credit amortization, net	(9)	1	(5)	—	—	(13)
Less: Depreciation and amortization	(364)	(361)	(22)	(647)	(42)	(1,436)
Economic gross margin	$3,087	$2,401	$358	$1,602	$(26)	$7,422
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
(b) Includes trading gains and losses and ancillary revenues
(c) Includes capacity and emissions credits
(d) Includes $2.8 billion, $145 million and $729 million of TDSP expense in Texas, East, and West/Other, respectively
(e) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	30,302	12,300	1,956	—	—	44,558
Business electricity sales volume (GWh)	30,909	35,502	9,470	—	—	75,881
Home natural gas sales volume (MDth)	—	30,643	48,604	—	—	79,247
Business natural gas sales volume (MDth)	—	1,267,909	143,174	—	—	1,411,083
Average retail Home customer count (in thousands)(a)	2,828	2,155	643	—	—	5,626
Ending retail Home customer count (in thousands)(a)	2,776	2,109	635	—	—	5,520
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,475	—	2,475
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,593	—	2,593
Power generation
GWh sold(d)	25,561	19,021	2	—	—	44,584
GWh generated
Coal	13,827	2,923	—	—	—	16,750
Gas	11,734	14,835	—	—	—	26,569
Oil	—	34	—	—	—	34
Renewables	—	—	2	—	—	2
Total	25,561	17,792	2	—	—	43,355
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 67 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned and tolled generation, excludes equity investments. Cottonwood lease ended in May 2025

	Nine months ended September 30, 2025
($ In millions)	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail revenue	$8,466	$9,724	$2,255	$1,585	$(13)	$22,017
Energy revenue	38	354	101	—	(1)	492
Capacity revenue	—	182	14	—	(1)	195
Mark-to-market for economic hedging activities	—	12	6	—	—	18
Contract amortization	—	(4)	—	—	—	(4)
Other revenue(a)	156	77	18	—	(9)	242
Total revenue	8,660	10,345	2,394	1,585	(24)	22,960
Cost of fuel	(652)	(203)	(73)	—	—	(928)
Purchased energy and other cost of sales(b)(c)(d)	(4,941)	(8,636)	(1,978)	(149)	6	(15,698)
Mark-to-market for economic hedging activities	(375)	(46)	75	—	—	(346)
Contract and emissions credit amortization	(11)	(27)	(5)	—	—	(43)
Depreciation and amortization	(271)	(110)	(24)	$(592)	(33)	(1,030)
Gross margin	$2,410	$1,323	$389	$844	$(51)	$4,915
Less: Mark-to-market for economic hedging activities, net	(375)	(34)	81	—	—	(328)
Less: Contract and emissions credit amortization, net	(11)	(31)	(5)	—	—	(47)
Less: Depreciation and amortization	(271)	(110)	(24)	(592)	(33)	(1,030)
Economic gross margin	$3,067	$1,498	$337	$1,436	$(18)	$6,320
(a) Includes trading gains and losses and ancillary revenues
(b) Includes capacity and emissions credits
(c) Includes $2.6 billion, $186 million and $817 million of TDSP expense in Texas, East and West/Other, respectively
(d) Excludes depreciation and amortization shown separately
Business Metrics	Texas	East	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Retail sales
Home electricity sales volume (GWh)	31,021	11,775	1,844	—	—	44,640
Business electricity sales volume (GWh)	30,055	34,627	9,415	—	—	74,097
Home natural gas sales volume (MDth)	—	35,557	48,109	—	—	83,666
Business natural gas sales volume (MDth)	—	1,107,780	132,099	—	—	1,239,879
Average retail Home customer count (in thousands)(a)	2,911	2,172	651	—	—	5,734
Ending retail Home customer count (in thousands)(a)	2,844	2,115	651	—	—	5,610
Average Vivint Smart Home customer count (in thousands)(b)	—	—	—	2,296	—	2,296
Ending Vivint Smart Home customer count (in thousands)(b)(c)	—	—	—	2,414	—	2,414
Power generation
GWh sold(d)	21,880	4,804	2,117	—	—	28,801
GWh generated
Coal	16,302	2,945	—	—	—	19,247
Gas	5,578	5	2,114	—	—	7,697
Oil	—	15	—	—	—	15
Renewables	—	—	3	—	—	3
Total	21,880	2,965	2,117	—	—	26,962
(a) Home customer count includes recurring residential customers and community choice
(b) Vivint Smart Home includes customers that also purchase other NRG products such as electricity
(c) Vivint Smart Home includes 63 thousand Home Protection (non-Vivint) customers
(d) Includes GWh sold from owned, tolled and leased generation, excludes equity investments

The following table represents the weather metrics for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
Weather Metrics	Texas	East(b)	West/Other(c)
2026
CDDs(a)	3,260	1,093	2,031
HDDs(a)	752	3,365	997
2025
CDDs	2,913	1,053	1,780
HDDs	1,063	3,372	1,379
10-year average
CDDs	2,881	1,095	1,815
HDDs	973	3,251	1,300
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
Gross margin increased $987 million and economic gross margin increased $1.1 billion, both of which include intercompany sales, during the nine months ended September 30, 2026, compared to the same period in 2025.
The following tables describe the changes in gross margin and economic gross margin by segment:
Texas

(In millions)
Higher gross margin due to the net effect of: •an increase in net revenue rates of $147 million, primarily driven by changes in customer term, product and mix •a 1%, or $27 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio	$120
Lower gross margin due to a decrease in load driven by changes in customer mix and attrition, partially offset by an increase in load attributed to weather	(45)
Lower gross margin due to the impact of market optimization activities	(53)
Other	(2)
Increase in economic gross margin	$20
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	93
Decrease in contract and emissions credit amortization	2
Increase in depreciation and amortization	(93)
Increase in gross margin	$22

East

(In millions)
Higher electric gross margin due to the net effect of: •an increase in net revenue rates of $582 million, primarily driven by changes in customer term, product and mix •a 12%, or $460 million increase in cost to serve the retail load, driven by higher realized power prices associated with the Company’s diversified supply strategy, including the assets acquired from the LSP Portfolio	$122
Higher electric gross margin from an increase in load due to a change in customer mix	67
Lower natural gas gross margin due to higher supply costs of $767 million, including the impact of transportation and storage contract optimization, partially offset by higher net revenue rates of $656 million from changes in customer term, product, and mix	(111)
Higher natural gas gross margin from an increase in load due to a change in customer mix	55
Higher gross margin due to an increase in capacity from the acquisition of the LSP Portfolio and Midwest Generation	657
Higher gross margin due to an increase in demand response activities, including the acquisition of CPower and higher PJM auction prices in 2026	117
Lower gross margin due to the deactivation of Indian River Unit 4 in February 2025	(9)
Other	5
Increase in economic gross margin	$903
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	155
Decrease in contract amortization	32
Increase in depreciation and amortization	(251)
Increase in gross margin	$839

West/Other

(In millions)
Higher electric gross margin due to lower supply costs of $89 million and changes in customer mix of $17 million, partially offset by lower net revenue rates of $103 million	$3
Higher gross margin at Cottonwood driven by the termination of the facility lease in May 2025	26
Other	(8)
Increase in economic gross margin	$21
Increase in mark-to-market for economic hedges primarily due to net unrealized gains/losses on open positions related to economic hedges	9
Decrease in depreciation and amortization	2
Increase in gross margin	$32
Vivint Smart Home

(In millions)
Higher gross margin primarily driven by growth in customers of $109 million and higher monthly revenue of $35 million	$144
Higher gross margin in home protection due to increased sales volume	23
Other	(1)
Increase in economic gross margin	$166
Increase in depreciation and amortization	(55)
Increase in gross margin	$111

Mark-to-Market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $257 million during the nine months ended September 30, 2026, compared to the same period in 2025.
The breakdown of gains and losses included in revenues and operating costs and expenses by segment was as follows:

	Nine months ended September 30, 2026
(In millions)	Texas	East	West/Other	Eliminations	Total
Mark-to-market results in revenue
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(30)	$—	$2	$(28)
Reversal of acquired gain positions related to economic hedges	—	(5)	—	—	(5)
Net unrealized gains on open positions related to economic hedges	—	3	—	4	7
Total mark-to-market losses in revenue	$—	$(32)	$—	$6	$(26)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges(a)	$(199)	$(3)	$179	$(2)	$(25)
Reversal of acquired (gain)/loss positions related to economic hedges	(15)	186	—	—	171
Net unrealized losses on open positions related to economic hedges	(68)	(30)	(89)	(4)	(191)
Total mark-to-market (losses)/gains in operating costs and expenses	$(282)	$153	$90	$(6)	$(45)
(a)Includes $(151) million, within the Texas segment, related to derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Nine months ended September 30, 2025
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
For the nine months ended September 30, 2026, the $26 million loss in revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $45 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in the value of open positions as a result of decreases in natural gas prices and Alberta power prices as well as the reversal of previously recognized unrealized gains on contracts that settled during the period, largely offset by the reversal of acquired loss positions related to economic hedges.
For the nine months ended September 30, 2025, the $18 million gain in revenues from economic hedge positions was primarily driven by an increase in the value of open positions as a result of decreases in natural gas prices. The $346 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of open positions in Texas as a result of increases in ERCOT power prices.

In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the nine months ended September 30, 2026 and 2025. The realized and unrealized financial and physical trading results are included in revenue. The Company’s trading activities are subject to limits based on the Company’s Risk Management Policy.

	Nine months ended September 30,
(In millions)	2026	2025
Trading (losses)/gains
Realized	$(9)	$26
Unrealized	(32)	7
Total trading (losses)/gains	$(41)	$33

Operations and Maintenance Expense
Operations and maintenance expense are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Nine months ended September 30, 2026	$673	$428	$33	$222	$(1)	$1,355
Nine months ended September 30, 2025	534	303	87	189	5	1,118
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Operations and maintenance expense increased by $237 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$254
Increase due to the final property insurance claim for the extended outage at W.A. Parish received in 2025	100
Increase driven by higher Vivint Smart Home operations costs	24
Decrease due to timing of planned major maintenance expenditures at Powerton and in Texas	(49)
Decrease driven by the expiration of the Cottonwood facility lease in May 2025	(48)
Decrease in reserves primarily for legal matters in the East	(33)
Decrease driven by lower retail operations costs	(6)
Other	(5)
Increase in operations and maintenance expense	$237

Other Cost of Operations
Other Cost of operations are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Total
Nine months ended September 30, 2026	$190	$149	$3	$4	$346
Nine months ended September 30, 2025	192	97	6	3	298
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Other cost of operations increased by $48 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase primarily due to the acquisition of the LSP Portfolio in January 2026	$32
Increase in gross receipts taxes due to higher revenue in the East	19
Other	(3)
Increase in other cost of operations	$48

Depreciation and Amortization
Depreciation and amortization expenses are comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate	Total
Nine months ended September 30, 2026	$364	$361	$22	$647	$42	$1,436
Nine months ended September 30, 2025	271	110	24	592	33	1,030
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Depreciation and amortization increased by $406 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Increase due to the acquisition of the LSP Portfolio in January 2026	$310
Increase in amortization of capitalized contract costs primarily in the Vivint Smart Home segment	148
Decrease in amortization driven by the expected roll off of the acquired Vivint Smart Home intangibles	(75)
Other	23
Increase in depreciation and amortization	$406
Selling, General and Administrative Costs
Selling, general and administrative costs comprised of the following:

(In millions)	Texas(a)	East(a)	West/Other	Vivint Smart Home	Corporate/Eliminations	Total
Nine months ended September 30, 2026	$682	$491	$87	$505	$9	$1,774
Nine months ended September 30, 2025	677	445	103	645	15	1,885
(a) Includes results of operations following the acquisition date of the LSP Portfolio of January 30, 2026
Selling, general and administrative costs decreased by $111 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to the following:

(In millions)
Decrease in reserves primarily for legal matters settled in 2025	$(183)
Decrease in personnel costs and equity linked compensation	(42)
Increase in broker fee and commissions expenses	40
Increase due to the acquisition of the LSP Portfolio in January 2026	18
Increase in technology expenses	18
Increase in marketing and media expenses	17
Increase in provision for credit losses	9
Other	12
Decrease in selling, general and administrative costs	$(111)
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $77 million and $59 million for the nine months ended September 30, 2026 and 2025, respectively, include:

	Nine months ended September 30,
(In millions)	2026	2025
LSP Portfolio acquisition costs	$43	$25
LSP Portfolio integration costs	26	—
Other acquisition and integration costs, primarily related to Vivint Smart Home	8	34
Acquisition-related transaction and integration costs	$77	$59

Interest Expense
Interest expense increased by $399 million for the nine months ended September 30, 2026, compared to the same period in 2025. The incremental interest expense is primarily attributable to the LSP Portfolio acquisition, including the borrowing to finance the acquisition, the assumption of Lightning debt, and the refinancing activity occurred during the nine months ended September 30, 2026. For further discussion, see Note 4, Acquisitions and Dispositions and Note 7, Long-term Debt and Finance Leases.
Income Tax Expense
For the nine months ended September 30, 2026, an income tax expense of $333 million was recorded on a pre-tax income of $1.5 billion. For the same period in 2025, income tax expense of $272 million was recorded on pre-tax income of $1.1 billion. The effective tax rates were 21.8% and 25.4% for the nine months ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026, NRG’s effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset by favorable permanent differences related to stock-based compensation and the remeasurement of state net operating losses as a result of the acquisition of the LSP Portfolio. For the same period in 2025, NRG’s effective tax rate was higher than the statutory rate of 21%, primarily due to the state tax expense, partially offset with favorable permanent differences.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2026 and December 31, 2025, NRG’s total liquidity, excluding funds deposited by counterparties, of approximately $6.0 billion and $9.6 billion, respectively, was comprised of the following:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$148	$4,708
Restricted cash - operating	15	12
Restricted cash - reserves(a)	14	18
Total	177	4,738
Total availability under Revolving Credit Facility and collective collateral facilities(b)	5,850	4,890
Total liquidity, excluding funds deposited by counterparties	$6,027	$9,628
(a) Includes reserves primarily for capital expenditures
(b) Total capacity of Revolving Credit Facility and collective collateral facilities was $9.6 billion and $7.7 billion as of September 30, 2026 and December 31, 2025, respectively

As of September 30, 2026, total liquidity, excluding funds deposited by counterparties, decreased $3.6 billion since December 31, 2025, primarily driven by funding of the acquisition of generation assets and CPower from LS Power. Changes in cash and cash equivalent balances are further discussed under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2026 were predominantly held in bank deposits.
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

Anticipated Sale of 4.9 GW of Generation Assets
On November 9, 2026, the Company entered into a definitive agreement with LS Power to sell six natural-gas fired generation assets totaling 4.9 GW from the Texas and East segments for cash proceeds of $4 billion, subject to working capital and other closing adjustments. The transaction is targeted to close in the second quarter of 2027, and is subject to customary closing conditions and regulatory approvals, including HSR, FERC, and NYSPSC. The sale retains the entire PJM portfolio and CPower acquired by the Company in January 2026. The Company plans to use the remaining proceeds, after debt reduction of $2 billion, for $1 billion of share repurchases and $1 billion for either potential contracted growth investments or additional debt reduction. For further discussion, see Note 4, Acquisitions and Dispositions.
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio from LS Power. The consideration consisted of 24.25 million shares of NRG common stock and $6.4 billion in cash, plus working capital and certain other adjustments of $472 million. The Company funded the cash consideration using a portion of the net proceeds from the 5.750% 2034 Senior Notes, the 2036 Senior Notes, Senior Secured First Lien Notes, due 2030 and the Senior Secured First Lien Notes, due 2035 of $4.4 billion and proceeds of $2.5 billion from the Company’s Revolving Credit Facility. For further discussion, see Note 4, Acquisitions and Dispositions.
Term Loan B Incurrence
On April 28, 2026, the Company and APX Group LLC, as borrowers, and certain of the Company’s subsidiaries, as guarantors, entered into the Sixteenth Amendment to the Credit Agreement to establish new term loans in aggregate principal amount of $900 million. For further discussion, see Note 7, Long-term Debt and Finance Leases.
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
Bilateral Letter of Credit Facilities
In January and February 2026, the Company and certain of its subsidiaries, as guarantors, entered into amendments to its existing bilateral letter of credit facilities to increase the size of its bilateral credit facilities by $410 million and $90 million, respectively, totaling $1.35 billion of available capacity, to provide additional liquidity. As of September 30, 2026, $655 million was issued under these facilities. As of October 31, 2026, $644 million was issued under these facilities.
Credit Default Swap Facility
On July 21, 2026, the Company entered into a credit agreement, with commitments from lenders for up to $250 million of total available capacity, for the issuance of letters of credit to support normal business operations. Annual fees of 1.20% on the facility are paid quarterly in arrears and reflect the costs associated with the credit default swaps supporting the facility. As of September 30, 2026, there were $245 million in letters of credit issued under this facility. As of October 31, 2026, there were $250 million in letters of credit issued under this facility.
Revolving Credit Facility
As of September 30, 2026, $1.0 billion of borrowings were outstanding and there were $207 million in letters of credit issued under the Revolving Credit Facility. As of October 31, 2026, $400 million of borrowings were outstanding and there were $109 million in letters of credit issued under the Revolving Credit Facility.
Receivables Securitization Facilities
On June 18, 2026, NRG Receivables, an indirect wholly-owned subsidiary of the Company, amended its existing Receivables Facility to, among other things, extend the scheduled termination date to June 17, 2027. As of September 30, 2026, there were no outstanding borrowings and there were $1.1 billion in letters of credit issued under the Receivables Facility. As of October 31, 2026, $620 million of borrowings were outstanding and there were $1.1 billion in letters of credit issued under the Receivables Facility.

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
Lightning Credit Facility
On the Acquisition Closing Date, Lightning remained party to the Lightning Credit Agreement with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent and various lenders and issuing banks from time to time party thereto. The Lightning Credit Agreement consists of the Lightning Term Loan and the Lightning Revolving Facility. As of September 30, 2026, there were no outstanding borrowings and there were $5 million in letters of credit issued under the Lightning Revolving Facility. For further discussion, see Note 7, Long-term Debt and Finance Leases.
Market Operations
The Company’s market operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (e.g., buying energy before receiving retail revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2026, market operations had total cash collateral outstanding of $501 million and $2.7 billion outstanding in letters of credit to third parties primarily to support its market activities. As of September 30, 2026, total funds deposited by counterparties were $105 million in cash and $306 million of letters of credit.
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
As of September 30, 2026, counterparties’ net exposure to NRG of approximately $8 million on out-of-the-money hedges was secured by the first lien structure.

Capital Expenditures
The following table summarizes the Company’s capital expenditures for maintenance, environmental and investments and integration for the nine months ended September 30, 2026, and the estimated forecast for the remainder of the year.

(In millions)	Maintenance	Environmental	Investments and Integration	Total
Texas	$160	$16	$852	$1,028
East	49	—	10	59
West/Other	2	—	3	5
Vivint Smart Home	18	—	4	22
Corporate	19	—	48	67
Total cash capital expenditures for the nine months ended September 30, 2026	$248	$16	$917	$1,181
Integration operating expenses and cost to achieve	—	—	78	78
Investments	—	—	176	176
Total cash capital expenditures and investments for the nine months ended September 30, 2026	$248	$16	$1,171	$1,435

Estimated cash capital expenditures and investments for the remainder of 2026	217	—	593	810
Estimated full year 2026 cash capital expenditures and investments	$465	$16	$1,764	$2,245
Investments and Integration for the nine months ended September 30, 2026 include growth expenditures, integration, small book acquisitions and other investments.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2026 through 2030 required to comply with environmental laws will be approximately $35 million, primarily driven by the cost of complying with ELG at the Company’s coal units in Texas.

Share Repurchases
During the nine months ended September 30, 2026, the Company completed $963 million of share repurchases at an average price of $154.45 per share. Through October 31, 2026, an additional $14 million of share repurchases were executed at an average price of $99.62 per share. On November 6, 2026, in connection with its approval of the sale of 4.9 GW of generation assets to LS Power, the Board of Directors approved an additional $1.0 billion of share repurchases. See Note 9, Changes in Capital Structure for additional discussion.
Common Stock Dividends
During the first quarter of 2026, NRG increased the annual dividend to $1.90 from $1.76 per share. A quarterly dividend of $0.475 per share was paid on the Company’s common stock during the three months ended September 30, 2026. On October 19, 2026, NRG declared a quarterly dividend on the Company’s common stock of $0.475 per share, payable on November 16, 2026 to stockholders of record as of November 2, 2026. Beginning in the first quarter of 2027, NRG will increase the annual dividend by 8% to $2.05 per share. The Company targets an annual dividend growth rate of 7%-9% per share in subsequent years.
Series A Preferred Stock Dividends
During the quarters ended September 30, and March 31, 2026, the Company declared and paid a semi-annual 10.25% dividend of $51.25 per share on its outstanding Series A Preferred Stock, each totaling $33 million.

Obligations under Certain Guarantees
NRG and its subsidiaries enter into various contracts that include indemnifications and guarantee provisions as a routine part of the Company’s business activities. For further discussion, see Note 26, Guarantees, to the Company’s 2025 Form 10-K.

Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. NRG’s pro-rata share of non-recourse debt was approximately $462 million as of September 30, 2026. This indebtedness may restrict the ability of Ivanpah to issue dividends or distributions to NRG.
Contractual Obligations and Market Commitments
NRG has a variety of contractual obligations and other market commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2025 Form 10-K. See also Note 7, Long-term Debt and Finance Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and market commitments that occurred during the three and nine months ended September 30, 2026.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2026 and 2025, respectively:

	Nine months ended September 30,
(In millions)	2026	2025	Change
Cash provided by operating activities	$2,045	$1,790	$255
Cash used in investing activities	(8,191)	(1,340)	(6,851)
Cash provided by/(used in) financing activities	1,430	(540)	1,970

Cash provided by operating activities
Changes to cash provided by operating activities were driven by:

(In millions)
Increase in Net Income adjusted for derivatives and other non-cash items	$719
Changes in Cash collateral in support of risk management activities due to change in commodity prices	(184)
Decrease in working capital primarily due to lower gas and power volumes in Accounts payable partially offset by the timing of receipts	(114)
Decrease in working capital related to Inventory primarily driven by an increase in materials	(101)
Decrease in other working capital	(65)
$255
Cash used in investing activities
Changes to cash used in investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions primarily due to the LSP Portfolio in January 2026	$(6,503)
Increase in capital expenditures	(332)
Decrease due to proceeds from insurance recoveries for Property, plant and equipment, net in 2025	(100)
Increase due to higher sales of emissions allowances, net of purchases	45
Increase in proceeds from sale of assets	39
$(6,851)

Cash provided by/(used in) financing activities
Changes to cash provided by/(used in) financing activities were driven by:

(In millions)
Increase due to proceeds from issuance of long-term debt in 2026, net of deferred financing costs	$2,349
Decrease due to higher repayments of long-term debt	(1,295)
Increase due to higher proceeds from credit facilities, including for the acquisition of the LSP Portfolio	1,016
Increase due to payment for settlement of capped call options in 2025	292
Increase in net payments from settlement of acquired derivatives	(219)
Decrease due to higher debt extinguishment costs in 2026	(100)
Increase in payments of dividends due to common stock	(43)
Decrease due to higher payments for share repurchase activities in 2026	(30)
$1,970

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2026, the Company had domestic pre-tax book income of $1.5 billion and foreign pre-tax book income of $55 million. As of December 31, 2025, the Company had cumulative U.S. federal NOL carryforwards of $6.6 billion, of which $5.1 billion do not have an expiration date, and cumulative state NOL carryforwards of $6.1 billion for financial statement purposes. NRG also has cumulative foreign NOL carryforwards of $392 million, most of which do not have an expiration date. In addition to the above NOLs, NRG has a $58 million indefinite carryforward for interest deductions, as well as $288 million of tax credits, inclusive of $92 million CAMT credits to be utilized in future years. As a result of the Company’s tax position, including the utilization of federal and state NOLs, and based on current forecasts, the Company anticipates net income tax payments of up to $90 million in 2026. NRG as an applicable corporation is subject to the CAMT, however, there is no impact on the Company’s provision for income taxes from the CAMT for the nine months ended September 30, 2026.
As of September 30, 2026, the Company has $49 million of tax-effected uncertain federal, state, and foreign tax benefits, for which the Company has recorded a non-current tax liability of $55 million (inclusive of accrued interest) until final resolution is reached with the related taxing authority.
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
Deferred tax assets and valuation allowance
Net deferred tax balance — As of September 30, 2026 and December 31, 2025, NRG recorded a net deferred tax asset, excluding valuation allowance, of $1.7 billion and $2.0 billion, respectively. The Company believes certain state net operating losses may not be realizable under the more-likely-than-not measurement and as such, a valuation allowance was recorded as of September 30, 2026 and December 31, 2025 as discussed below.
NOL Carryforwards — As of September 30, 2026, the Company had a tax-effected cumulative U.S. NOLs consisting of carryforwards for federal and state income tax purposes of $1.4 billion and $326 million, respectively. The Company estimates it will generate future taxable income to fully realize the net federal deferred tax asset before the expiration of certain carryforwards commences in 2030. In addition, NRG has tax-effected cumulative foreign NOL carryforwards of $103 million.
Valuation Allowance — As of September 30, 2026 and December 31, 2025, the Company’s tax-effected valuation allowance was $145 million and $150 million, respectively consisting of state NOL carryforwards and foreign NOL carryforwards. The valuation allowance was recorded based on the assessment of cumulative and forecasted pre-tax book earnings and the future reversal of existing taxable temporary differences.

Guarantor Financial Information
As of September 30, 2026, the Company’s outstanding registered senior notes consisted of $821 million of the 2028 Senior Notes as shown in Note 7, Long-term Debt and Finance Leases. These Senior Notes are guaranteed by certain of NRG’s current and future 100% owned domestic subsidiaries, or guarantor subsidiaries (the “Guarantors”). See Exhibit 22.1 to this Form 10-Q for a listing of the Guarantors. These guarantees are both joint and several.
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
The following table presents the summarized statement of operations:

(In millions)	Nine months ended September 30, 2026
Revenue(a)	$23,449
Operating income(b)	1,541
Total other expense	(698)
Income before income taxes	843
Net income	525
(a)Intercompany transactions with Non-Guarantors of $10 million during the nine months ended September 30, 2026
(b)Intercompany transactions with Non-Guarantors including cost of operations of $(248) million and selling, general and administrative of $350 million during the nine months ended September 30, 2026
The following table presents the summarized balance sheet information:

(In millions)	As of September 30, 2026
Current assets(a)	$6,481
Property, plant and equipment, net	5,310
Non-current assets	23,573
Current liabilities(b)	8,946
Non-current liabilities	22,219
(a)Includes intercompany receivables due from Non-Guarantors of $284 million as of September 30, 2026
(b)Includes intercompany payables due to Non-Guarantors of $109 million as of September 30, 2026

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

The following tables disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values as of September 30, 2026, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2026. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2025(a)	$397
Contracts realized or otherwise settled during the period	183
LSP Portfolio contracts acquired during the period	(96)
Other changes in fair value	(330)
Fair Value of Contracts as of September 30, 2026(a)	$154
(a)As of December 31, 2025 and September 30, 2026, respectively, includes $484 million and $333 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis

	Fair Value of Contracts as of September 30, 2026
(In millions)	Maturity
Fair Value Hierarchy (Losses)/Gains(a)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
Level 1	$(177)	$(38)	$4	$2	$(209)
Level 2	149	225	11	(3)	382
Level 3	(255)	(105)	(8)	16	(352)
Total	$(283)	$82	$7	$15	$(179)
(a)Excludes $333 million of derivative contracts that were elected as NPNS on October 1, 2024 and are no longer valued at fair value on a recurring basis
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company’s derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s Risk Management Policy places a limit on one-day holding period VaR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG’s hedging activity. As of September 30, 2026, NRG’s net derivative asset was $154 million, a decrease of $243 million as compared to December 31, 2025. This decrease was primarily driven by losses in fair value and the LSP Portfolio contracts acquired, partially offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $804 million in the net value of derivatives as of September 30, 2026. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $805 million in the net value of derivatives as of September 30, 2026.

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
Acquisition of LSP Portfolio
On January 30, 2026, NRG completed the acquisition of the LSP Portfolio. The acquisition has been recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. NRG describes the fair value measurements resulting from the acquisition in Note 4, Acquisitions and Dispositions.
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

The following table summarizes average, maximum and minimum VaR for NRG’s commodity portfolio, calculated using the VaR model for the three and nine months ended September 30, 2026 and 2025. The VaR increase is primarily due to the addition of new generation assets during the first quarter of 2026.

(In millions)	2026	2025
VaR as of September 30,	$89	$65
Three months ended September 30,
Average	$78	$67
Maximum	95	76
Minimum	62	57
Nine months ended September 30,
Average	$85	$62
Maximum	110	76
Minimum	57	47
The Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading, was $101 million, as of September 30, 2026, primarily driven by asset-backed and risk management transactions.
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
Counterparty Credit Risk
The Company’s counterparty credit risk policies are disclosed in its 2025 Form 10-K. As of September 30, 2026, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, registered commodity exchanges and certain long-term agreements, was $899 million and NRG held collateral (cash and letters of credit) against those positions of $35 million, resulting in a Net Exposure of $864 million. NRG periodically receives collateral from counterparties in excess of their exposure. Collateral amounts shown include such excess while Net Exposure shown excludes excess collateral received. Approximately 51% of the Company’s exposure before collateral is expected to roll off by the end of 2027. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Net Exposure(a)(b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	98%
Financial institutions	2
Total as of September 30, 2026	100%

Net Exposure (a)(b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	64%
Non-investment grade/Non-Rated	36
Total as of September 30, 2026	100%
(a)Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices
(b)The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long-term contracts

The Company had no exposure to wholesale counterparties in excess of 10% of total Net Exposure as of September 30, 2026. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration.
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
Long-Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long-term contracts, primarily solar under Renewable PPAs. As external sources or observable market quotes are not always available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2026, aggregate credit risk exposure managed by NRG to these counterparties was approximately $595 million for the next five years.
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
As of September 30, 2026, the Company’s retail customer credit exposure to Home and Business customers was diversified across many customers and various industries, as well as government entities. Current economic conditions may affect the Company’s customers’ ability to pay their bills in a timely manner or at all, which could increase customer delinquencies and may lead to an increase in credit losses.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company’s activities and in the management of the Company’s assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline, primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG’s retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts as of September 30, 2026, a $0.50 per MMBtu decrease in natural gas prices across the term of the marginable contracts would cause an increase in margin collateral posted of approximately $1.2 billion and a 1.00 MMBtu/MWh decrease in Heat Rates for Heat Rate positions would result in an increase in margin collateral posted of approximately $251 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2026.
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
NRG has both short and long-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2026, a 1% change in variable interest rates would result in a $52 million change in interest expense on a rolling twelve-month basis.

As of September 30, 2026, the fair value and related carrying value of the Company’s debt was $21.8 billion and $23.0 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt as of September 30, 2026 by $886 million.
Currency Exchange Risk
NRG is subject to transactional exchange rate risk from transactions with customers in countries outside of the United States, primarily within Canada, as well as from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of an applicable subsidiary. NRG hedges a portion of its forecasted currency transactions with foreign exchange forward contracts. As of September 30, 2026, NRG is exposed to changes in foreign currency primarily associated with the purchase of U.S. dollar denominated natural gas for its Canadian business and entered into foreign exchange contracts with a notional amount of $432 million.
The Company is subject to translation exchange rate risk related to the translation of the financial statements of its foreign operations into U.S. dollars. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar, primarily the Canadian and Australian dollars. A hypothetical 10% appreciation in major currencies relative to the U.S. dollar as of September 30, 2026 would have resulted in a decrease of $4 million to net income within the consolidated statement of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings to which NRG is a party through September 30, 2026, see Note 14, Commitments and Contingencies and Note 15, Regulatory Matters, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Except as set forth below, there were no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s 2025 Form 10-K.
The proposed sale of assets to LS Power could be delayed or fail to close, or otherwise cause unanticipated issues, which could adversely affect NRG’s business, results of operations and financial condition.
As described in Note 4, Acquisitions and Dispositions, NRG entered into a purchase and sale agreement with LS Power pursuant to which NRG agreed to sell certain generation assets. The proposed sale is subject to various closing conditions (including the receipt of consents and regulatory approvals), which are outside of NRG’s control, and it cannot be predicted with certainty whether all of the required closing conditions will be satisfied or waived. In addition, regulators could impose additional requirements or obligations as conditions for their approval, which may be burdensome. If such closing conditions are not met or additional obligations are imposed, the proposed sale may not be consummated at all or may encounter delays or other roadblocks that are not currently anticipated. The price of NRG’s stock may reflect an assumption that the pending sale will occur and failure to complete the proposed sale could result in a decline of NRG’s stock price. In addition, even if NRG completes the proposed sale, the actual impact on NRG’s business and financial results may differ from the anticipated results.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG’s common stock during the quarter ended September 30, 2026.

For the three months ended September 30, 2026	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(c)(d)
Month #1
(July 1, 2026 to July 31, 2026)	104,270	$136.23	104,270	$2,371
Month #2
(August 1, 2026 to August 31, 2026)	114,179	$118.77	114,179	$2,358
Month #3
(September 1, 2026 to September 30, 2026)	127,393	$106.43	127,393	$2,344
Total at September 30, 2026	345,842	$119.49	345,842
(a)Includes share repurchases under the $3.0 billion repurchase authorization. For further discussion, see Note 9, Changes in Capital Structure
(b)The average price paid per share excludes excise tax owed and commissions paid in connection with the share repurchases
(c)Includes commissions paid in connection with the share repurchases
(d)Excludes the additional $1.0 billion of share repurchases approved by the Board of Directors on November 6, 2026. For further discussion, see Note 9, Changes in Capital Structure

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
There have been no events that are required to be reported under this Item.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2026, the following directors or officers of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K, as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Elisabeth Donohue	Director	8/12/2026	Rule 10b5-1 Trading Arrangement	Up to 1,499 shares to be Sold	11/11/2026-4/30/2027	N/A
Virginia Kinney	Executive Vice President, Chief Administration Officer	8/13/2026	Rule 10b5-1 Trading Arrangement	Up to 28,081 shares to be Sold	11/16/2026-1/17/2027	N/A
(a)Potential sales may be subject to certain price limitations set forth in the 10b5-1 plans and therefore actual number of shares sold could vary if certain minimum stock prices are not met

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1*
Omnibus Removal and Appointment Agreement, dated August 14, 2026, to the Credit Agreement, dated September 26, 2025, among NRG Cedar Bayou 5 LLC, Public Utility Commission of Texas, and Wilmington Trust, National Association, as administrative agent and collateral agent.
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

* The Schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ ROBERT J. GAUDETTE	Date: November 9, 2026
Robert J. Gaudette
President and Chief Executive Officer (Principal Executive Officer)

/s/ WOO-SUNG CHUNG	Date: November 9, 2026
Woo-Sung Chung
Chief Financial Officer (Principal Financial Officer)

/s/ G. ALFRED SPENCER	Date: November 9, 2026
G. Alfred Spencer
Chief Accounting Officer (Principal Accounting Officer)